Form 10-Q
period 1996-03-31
PEDIATRIC SERVICES OF AMERICA INC
filed 1996-05-14
CIK 893430

______________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

              [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-23946

                      PEDIATRIC SERVICES OF AMERICA, INC.
             (Exact name of Registrant as specified in its charter)



                DELAWARE                               58-1873345

     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)


                     3159 CAMPUS DRIVE, NORCROSS GA  30071
          (Address of principal executive offices, including zip code)

                                 (404) 441-1580
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No [ ]

As of May 8, 1996 the Registrant had 6,105,801 shares of Common Stock, $0.01 Par Value, outstanding.


______________________________________________________________________

                                  Page 1 of 19
                          Index of Exhibits on page 17

FORM 10-Q
PEDIATRIC SERVICES OF AMERICA, INC.
INDEX



PART I   FINANCIAL INFORMATION                                    PAGE
                                                                 NUMBER

ITEM 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 1996 and September 30, 1995....................  3

         Condensed Consolidated Statements of Operations for
         the three and six months ended March 31, 1996 and 1995...  5

         Condensed Consolidated Statements of Cash Flows for
         the six months ended March 31, 1996 and 1995.............  6

         Notes to Condensed Consolidated Financial
         Statements...............................................  7

ITEM 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................  9

PART II  OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K......................... 15

         Signatures............................................... 16

         Index of Exhibits........................................ 17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   (UNAUDITED)
                                                    MARCH 31,   SEPTEMBER 30,
                                                      1996           1995
                                                   -----------  --------------
ASSETS
Current assets:
 Cash & cash equivalents.......................      $    -           $   101
   Accounts receivable, less allowances for
   doubtful accounts of $8,367 (unaudited) &
   $6,870, respectively........................        44,609          31,523
 Prepaid expenses..............................           421             475
 Deferred income taxes.........................         3,353           2,664
 Other current assets..........................         1,017             867
                                                      -------         -------
Total current assets...........................        49,400          35,630

Property & equipment:
 Home care equipment held for rental...........        16,833          14,609
 Furniture & fixtures..........................         3,900           3,171
 Vehicles......................................           587             587
 Leasehold improvements........................           553             520
                                                      -------         -------
                                                       21,873          18,887
   Accumulated depreciation &
     amortization..............................        (9,957)         (8,357)
                                                      -------         -------
                                                       11,916          10,530
Other assets:
   Goodwill, less accumulated
   amortization of $1,812 (unaudited) & $1,373,
     respectively..............................        28,351          24,807
   Certificates of need, less accumulated
     amortization of $143 (unaudited) & $116,
     respectively..............................         1,202           1,184
   Deferred financing fees, less accumulated
     amortization of $45 (unaudited) & $27,
     respectively..............................           153             170
   Non-compete agreements, less accumulated
     amortization of $517 (unaudited) & $436,
     respectively..............................           433             514
   Other.......................................           264             316
                                                      -------         -------
Total assets...................................       $91,719         $73,151
                                                      =======         =======





     See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    (UNAUDITED)
                                                     MARCH 31,   SEPTEMBER 30,
                                                       1996          1995
                                                    -----------  -------------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving line of credit..........................    $ 4,633         $ 3,892
 Accounts payable..................................      6,637           3,082
 Accrued compensation..............................      3,951           2,928
 Accrued insurance.................................        985           1,111
 Other accrued liabilities.........................      2,188           2,621
 Deferred revenue..................................      1,117           1,066
 Income taxes payable..............................        716             741
 Current maturities of long-term obligations.......      2,178           2,253
                                                       -------         -------
Total current liabilities..........................
                                                        22,405          17,694

Long-term obligations net of current maturities....     17,335           6,243
Deferred income taxes..............................      1,081           1,103

Redeemable convertible preferred stock, $.01 par...
  value; 5,000 shares authorized, 34 shares
  issued and outstanding in September 1995.........          -           3,490


Stockholders' equity:
  Preferred stock, $.01 par value, 2,000
  shares authorized; no shares issued &
  outstanding......................................           -               -
  Common stock, $.01 par value, 8,000 shares
  authorized; 6,102 shares in March 1996 &
  5,604 shares in September 1995 issued &
  outstanding, respectively........................         61              56
  Additional paid-in capital.......................     41,201          36,899
  Retained earnings................................      9,636           7,666
                                                       -------         -------
Total stockholders' equity.........................     50,898          44,621
                                                       -------         -------
Total liabilities & stockholders' equity...........
                                                       $91,719         $73,151
                                                       =======         =======




     See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                           MARCH 31,            MARCH 31,
                                          (UNAUDITED)          (UNAUDITED)
                                         1996      1995      1996      1995
                                       --------  --------  --------  --------
Net revenue..........................  $40,166   $24,089    $77,077   $46,219

Costs & expenses:
  Operating salaries, wages &
    employee benefits................  18,147    10,873     35,011    20,406
  Other operating costs..............  14,708     8,326     27,540    16,379
  Corporate, general &
    administrative...................   2,453     1,578      4,700     3,082
  Provision for doubtful
    accounts.........................   1,164       521      2,236     1,020
  Depreciation & amortization........   1,180       793      2,310     1,574
  Merger costs.......................   1,166         -      1,166         -
                                       -------   -------    -------    -------

    Total costs and expenses.........  38,818    22,091    72,963     42,461
                                      -------   -------   -------    -------
Operating income.....................   1,348     1,998     4,114      3,758
Interest expense.....................     400       427       670        709
                                      -------   -------   -------    -------
Income before income taxes and
 extraordinary item..................     948     1,571     3,444      3,049
Income taxes.........................     372       608     1,379      1,166
                                      -------   -------   -------    -------
Income before extraordinary item.....     576       963     2,065      1,883
Extraordinary item, net of tax.......       -       781         -        781
                                      -------   -------   -------    -------
Net income........................... $   576   $ 1,744   $ 2,065    $ 2,664
                                      =======   =======   =======    =======
NET INCOME ATTRIBUTABLE TO COMMON
  AND COMMON EQUIVALENT SHARES:
   Income before extraordinary
    item, as reported................ $   576   $   963   $ 2,065    $ 1,883
   Less accretion on redeemable
    preferred stock..................       4         7        10         15
   Less preferred stock dividends....      35        46        86         84
                                      -------   -------   -------    -------
   Income before extraordinary item
    attributable to common and
     common equivalent shares........      537       910     1,969     1,784
   Extraordinary item, net of tax            -       781         -       781
                                       -------   -------   -------   -------
   Net income attributable to
    common and common equivalent
     shares.......................... $   537    $ 1,691   $ 1,969   $ 2,565
                                      =======    =======   =======   =======
SHARE DATA:
   Income before extraordinary item
    per common and common
     equivalent shares...............   $0.09      $0.19     $0.32     $0.38
   Extraordinary item................       -       0.17         -      0.17
                                      -------    -------   -------   -------
   Net income attributable to
    common and common equivalent
     shares.........................    $0.09      $0.36     $0.32     $0.55
                                      =======    =======   =======   =======
   Weighted average shares
     outstanding....................    6,231      4,676     6,136     4,651
                                      =======    =======   =======   =======

     See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                    MARCH 31,
                                                                   (UNAUDITED)
                                                                 1996       1995
                                                               ---------  ---------
OPERATING ACTIVITIES
  Net income................................................   $  2,065   $  2,664

Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation & amortization...............................      2,310      1,574
  Provision for doubtful accounts...........................      2,236      1,020
  Amortization of deferred financing fees...................         17         10
  Deferred income taxes.....................................       (351)         -
  Extraordinary item, net of tax............................          -       (781)

Changes in operating assets & liabilities, net of effects
 from acquisitions of businesses:
  Accounts receivable.......................................    (14,529)    (3,245)
  Prepaid expenses..........................................        154          9
  Other current assets......................................       (216)       (60)
  Accounts payable..........................................      3,530       (585)
  Income taxes..............................................       (102)      (589)
  Accrued compensation......................................        788       (100)
  Accrued insurance.........................................        (26)       (89)
  Other accrued liabilities.................................       (533)       514
  Deferred revenue..........................................         52         (7)
                                                               --------   --------
Net cash (used in) provided by operating activities.........     (4,605)       335

INVESTING ACTIVITIES
  Purchases of property & equipment.........................     (3,082)    (1,665)
  Acquisitions of business..................................     (3,854)   (15,349)
  Other, net................................................        (68)      (242)
                                                               --------   --------
Net cash used in investing activities.......................     (7,004)   (17,256)

FINANCING ACTIVITIES
  Principal payments on long-term debt......................       (496)    (3,332)
  Borrowings on long-term debt..............................     12,241     13,505
  Deferred financing fees...................................          -        (80)
  Payment of preferred stock dividend.......................       (281)         -
  Proceeds from issuance of preferred stock.................          -      1,392
  Proceeds from exercise of stock options...................         44         64
                                                               --------   --------
Net cash provided by financing activities...................     11,508     11,549
                                                               --------   --------
Decrease in cash & cash equivalents.........................       (101)    (5,372)

Cash & cash equivalents at beginning of year................        101      6,010
                                                               --------   --------
Cash & cash equivalents at end of year......................   $      -   $    638
                                                               ========   ========
Supplemental disclosure of cash flow information:

Cash paid for interest......................................   $    753   $    686
                                                               ========   ========
Cash paid for income taxes..................................   $  1,481   $  1,757
                                                               ========   ========







See accompanying notes to condensed consolidated financial statements

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six-month period and three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1996. These condensed consolidated financial statements should be read in conjunction with the Company's Current Report on Form 8-K dated 2/29/96 filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 1995 Annual Report.

The accompanying unaudited condensed consolidated financial statements of the Company have been restated using the pooling-of-interests method of accounting to reflect the merger of the Company with Premier Medical Services, Inc.

2.   NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the respective periods. Dilutive common equivalent shares consist of warrants and stock options (calculated using the treasury stock method). This calculation excludes any antidilutive shares during the respective periods.

Supplemental earnings per common share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods assuming the conversion of the Redeemable Convertible Preferred Stock as of the beginning of the respective periods.

The computation of supplemental earnings per common share is presented below:

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                       MARCH 31,               MARCH 31,
                                      (UNAUDITED)             (UNAUDITED)
                                     1996      1995         1996      1995
                                    -------  -------       ------    -------
    Income before extraordinary
    item, as reported.............  $  576     $  963      $2,065     $1,883
    Extraordinary item, net of tax       -        781           -        781
                                    ------     ------      ------     ------
    Net income....................  $  576     $1,744      $2,065     $2,664
                                    ======     ======      ======     ======
    Supplemental weighted average
    shares outstanding...........    6,451      4,871       6,413      4,846
                                    ======     ======      ======     ======
    Income per share before
    extraordinary item...........   $ 0.09     $ 0.20      $ 0.32     $ 0.39
    Extraordinary item per share.        -       0.16           -       0.16
                                    ------     ------      ------     ------
    Net income per share.........   $ 0.09     $ 0.36      $ 0.32     $ 0.55
                                    ======     ======      ======     ======

3.   ACQUISITIONS

On October 1, 1995, the Company purchased the assets and assumed certain liabilities of Maternal Infant Home Care, Inc. ("MIH"), a pediatric phototherapy company in Redmond, Washington, for a total cash purchase price of $500,000. Approximately

$50,000 of the purchase price was placed in escrow to be issued to the stockholders of MIH on the first anniversary date of the purchase. The amount of purchase price to be allocated to goodwill, which represents the excess of the purchase price of the acquired business over the fair value of the net assets acquired, is approximately $420,000. This amount will be amortized using the straight-line method over 30 years.

On October 31, 1995 the Company acquired Sutter Home Care ("SHC"), a pediatric nursing company, located in Sacramento, California, for a total cash purchase price of approximately $35,000.

On December 31, 1995 the Company purchased the assets of Independent Nurse Registry, Inc. and Independent Nurses Extended Care P.C. ("INR"), a pediatric nursing company in Southport, Connecticut, for a total cash purchase price of $575,000. Approximately, $50,000 of the purchase price was placed in escrow to be issued to the stockholders of INR on the first anniversary date of the purchase. The amount of the purchase price to be allocated to goodwill, which represents the excess of the purchase price of the acquired business over the fair value of the net assets acquired, is approximately $538,000. This amount will be amortized using the straight-line method over 30 years.

On January 1, 1996, the Company purchased the assets and assumed certain liabilities of Case Management Systems, Inc. ("CMS"), a pediatric home nursing company in Portland, Oregon, for a total cash purchase price of $1,400,000. Approximately $300,000 of the purchase price was placed in escrow to be issued to the stockholders of CMS on the first anniversary date of the purchase. The amount of purchase price allocated to goodwill, which represents the excess of the purchase price of the acquired business over the fair value of the net assets acquired, is approximately $1,300,000. This amount will be amortized using the straight-line method over 30 years.

On February 2, 1996, the Company purchased the assets and assumed certain liabilities of Primary Health Services, Inc. ("PHS"), a pediatric home nursing company in Brockton, Massachusetts, for a total purchase price of $1,500,000 which consisted of $500,000 in cash and PSA Common Stock valued at $1,000,000. Approximately $350,000 of the PSA Common Stock was placed in an escrow account to be issued to the stockholders of PHS on the first anniversary date of the purchase. The amount of purchase price allocated to goodwill, which represents the excess over the fair value of the net assets acquired, is approximately $1,200,000. This amount will be amortized using the straight-line method over 30 years.

The acquisition of MIH, SHC, INR, CMS and PHS are not considered significant and, therefore, the consolidated financial statements do not reflect pro forma financial information for these acquisitions. The merger of the Company and Premier Medical Services, Inc. on February 29, 1996 is reflected in the accompanying financial information using the pooling-of-interests method of accounting.

                      PEDIATRIC SERVICES OF AMERICA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


The historical condensed consolidated statements of operations of the Company for the three and six months ended March 31, 1996 contained in this report and the following discussion thereof include the effect of the Company's acquisitions of MIH, SHC, INR, CMS and PHS subsequent to the respective dates of acquisition. In addition, the historical condensed consolidated statements of operation of the Company contained in this report have been restated to reflect the merger of the Company and Premier Medical Services, Inc. ("PMS") using the pooling-of-interests method of accounting.

The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the prior period.

                                                                      PERCENTAGE OF
                                 PERCENTAGE OF NET REVENUE          INCREASE (DECREASE)
                                                                 -----------------------
                               THREE MONTH        SIX MONTHS     THREE MONTHS  SIX MONTHS
                                 ENDED             ENDED            ENDED       ENDED
                               MARCH 31,          MARCH 31,       MARCH 31,    MARCH 31,
                            --------------   ----------------   ------------  -------------
                             1996   1995       1996      1995   1996 TO 1995   1996 TO 1995
                             -----  -----     -----     -----   -------------  ------------
Net revenue.............      100%   100%      100%      100%       66.7%           66.8%
Operating salaries, wages
 and employee benefits..     45.2   45.1      45.4      44.2        66.9            71.6
Other operating costs...     36.6   34.6      35.7      35.4        76.7            68.1
Corporate, general &
 administrative.........      6.1    6.5       6.1       6.7        55.6            52.5
Provision for doubtful
 accounts...............      2.9    2.2       2.9       2.2       123.3           119.1
Depreciation and
 amortization...........      2.9    3.3       3.0       3.4        48.7            46.8
Merger costs............      2.9      -       1.5         -       100.0           100.0
                             ----   ----      ----      ----      ------          ------
Operating income........      3.4    8.3       5.4       8.1       (32.5)            9.5
Interest expense........      1.0    1.8       0.9       1.5        (6.5)           (5.5)
                             ----   ----      ----      ----      ------          ------
Income before income
 taxes and extraordinary
 item...................      2.4    6.5       4.5       6.6       (39.6)           13.0
Income taxes............      0.9    2.5       1.8       2.5       (38.7)           18.3
                             ----   ----      ----      ----      ------          ------
Income before
 extraordinary item.....      1.5    4.0       2.7       4.1       (40.2)            9.7
Extraordinary item......        -    3.2         -       1.7      (100.0)         (100.0)
                             ----   ----      ----      ----      ------          ------
Net income..............      1.5%   7.2%      2.7%      5.8%     (67.0)%         (22.5)%
                             ====   ====      ====      ====      ======          ======

   The following table sets forth for the periods indicated a summary of net revenue by category:

                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                        MARCH 31,            MARCH 31,
PEDIATRIC HOME HEALTH CARE:           1996     1995       1996     1995
                                    --------  -------  --------  ---------
   Nursing........................   $13,551  $ 7,631   $26,376    $14,574
   Respiratory Therapy Equipment..     4,494    2,968     8,286      5,581
   Home Medical Equipment.........       406      319       746        590
   Pharmacy and Other.............     5,661    1,517    10,444      2,580
                                     -------  -------   -------    -------
Total Pediatric Home Health Care..    24,112   12,435    45,852     23,325
                                     -------  -------   -------    -------

ADULT HOME HEALTH CARE:
   Nursing.......................      3,387    1,852     7,537      3,487
   Respiratory Therapy Equipment.      5,538    4,694    10,730      9,329
   Home Medical Equipment........      1,419    1,203     2,743      2,378
   Pharmacy and Other............      1,471      823     2,563      1,631
                                     -------  -------   -------    -------
Total Adult Home Health Care......    11,815    8,572    23,573     16,825
                                     -------  -------   -------    -------
INSURANCE.........................     4,239    3,082     7,652      6,069
                                     -------  -------   -------    -------
Total Net Revenue.................   $40,166  $24,089   $77,077    $46,219
                                     =======  =======   =======    =======

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995.

   Net revenue increased $16.1 million , or 66.7%, to $40.2 million in the three months ended March 31, 1996 from $24.1 million in the same period in 1995. The Company's acquisitions and start-up operations accounted for approximately $10.3 million, or 64.2%, of the increase, and internal growth accounted for the remaining $5.8 million, or 35.8%, of the increase. Overall, the internal growth in net revenue increased to 23.9% for the three months ended March 31, 1996 compared to 13.0% for the same period in 1995. Of the $16.1 million increase in net revenue in the 1996 period, pediatric net revenue accounted for $11.7 million, or 72.6%, of the increase. Increased pediatric net revenue for the three months ended March 31, 1996 was attributable to the Company's acquisitions, start-up operations and successful sales and marketing efforts which resulted in an increase in patients served. Adult net revenue accounted for $3.2 million, or 20.2%, of the increase in net revenue in the three months ended March 31, 1996, primarily due to the internal growth of existing locations. Insurance net revenue accounted for $1.2 million, or 7.2% of the increase in net revenue for the three months ended March 31, 1996, primarily due to an increase in the volume of business.

   Operating salaries, wages and employee benefits consist primarily of branch office operations. Operating salaries, wages and benefits increased $7.3 million, or 66.9%, to $18.1 million in the three months ended March 31, 1996 from $10.8 million in the same period in 1995. The increase was primarily due to the Company's acquisitions, start-up operations and to the internal growth of the Company's operations. The acquisitions and start-up operations added approximately $5.4 million in operating salaries, wages and employee benefits. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended March 31, 1996 was comparable to the same period in 1995.

   Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses and cost of sales. Other operating costs increased $6.4 million, or 76.7%, to $14.7 million in the three months ended March 31, 1996 from $8.3 million in the comparable period in 1995. Of this increase $4.2 million, or 65.9%, relates to the Company's acquisitions and start-up operations and the remainder to the internal growth of the Company's operations.

As a percentage of net revenue, other operating costs for the three months ended March 31, 1996 increased to 36.6% from 34.6% in the comparable period of 1995. The increase in operating costs as a percentage of net revenue is primarily attributable to the acquisition of Pediatric Partners, Inc. ("PPI") which was acquired at the end of the Company's second quarter of fiscal 1995. PPI's operations have a higher percentage of other operating costs than the Company's other operations due to the cost of sales associated with the pharmacy business.

   Corporate, general and administrative costs increased $0.9 million, or 55.6%, to $2.5 million in the three months ended March 31, 1996 from $1.6 million in the comparable period in 1995. The increase is primarily due to the internal growth of the Company and, to a lesser extent, the acquisition of PPI and the addition of administrative staff to support the acquisitions and start-up operations. The percentage of corporate, general and administrative expenses to net revenue decreased to 6.1% for the three months ended March 31, 1996 from 6.5% in the comparable 1995 period as a result of greater economies of scale as the Company's net revenue increased at a more rapid rate than the Company's corporate, general and administrative expenses.

   Provision for doubtful accounts consists of the amount of billed revenue that management estimates will become uncollectible. During the three months ended March 31, 1996, the Company's provision for doubtful accounts increased $0.6 million, or 123.3%, to $1.2 million from $0.6 million in the same period in 1995. The increase is primarily due to the acquisition of PPI, which historically had a higher provision for doubtful accounts than the Company and to an increase in days sales outstanding. As a percentage of net revenue, the provision for doubtful accounts increased slightly to 2.9% for the three months ended March 31, 1996 from 2.2% in the comparable 1995 period, primarily as a result of the PPI acquisition and an increase in the days sales outstanding.

   Depreciation and amortization expenses increased $0.4 million, or 48.7%, to $1.2 million in the three months ended March 31, 1996 from $0.8 million in the comparable 1995 period. The increase was primarily due to capital expenditures for the purchase of rental equipment and, to a lesser extent, the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs decreased to 2.9% from 3.3%. The decrease is primarily attributable to the increase in net revenue volume from the nursing and pharmacy operations which have a lower depreciation and amortization cost component as compared to the Company's other operations.

   For the three months ended March 31, 1996, the Company incurred non-recurring merger costs related to the merger of the Company with Premier Medical Services, Inc. ("PMS") on February 29, 1996. These costs represent legal and professional fees, severance costs and other costs related to consummating the merger.

   For the three months ended March 31, 1996, interest expense was relatively consistent with the same period last year at approximately $0.4 million. Compared with the same period last year, the Company's weighted average debt outstanding increased and its average cost of borrowing decreased, offsetting the impact of the extra debt. In June 1995, the Company used approximately $19.1 million of the net proceeds from its second public offering to repay a portion of outstanding indebtedness. Management expects indebtedness to increase in the future due to the financing of internal growth, receivables and future acquisitions, thereby causing interest expense to increase.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1995

   Net revenue increased $30.9 million, or 66.8%, to $77.1 million in the six months ended March 31, 1996 from $46.2 million in the same period in 1995. The Company's acquisitions and start-up operations accounted for approximately $18.7 million, or 60.6%, of the increase, and internal growth accounted for the remaining $12.2 million, or 39.4%, of the increase. Overall, the internal growth in net revenue increased to 26.3% for the six months ended March 31, 1996 compared to 10.3% for the same period in 1995. Of the $30.9 million increase in net revenue in the 1996 period, pediatric net revenue accounted for $22.5 million, or 73.0% of the increase. Increased pediatric net revenue for the six months ended March 31, 1996 was attributable to the Company's acquisitions, start-up operations and successful sales and marketing efforts which resulted in an increase in patients served. Adult net revenue accounted for $6.8 million, or 21.9%, of the increase in net revenue in the six months ended March 31, 1996, primarily due to the internal growth of existing locations. Insurance net revenue accounted for $1.6 million, or 5.1% of the increase in net revenue for the six months ended March 31, 1996, primarily due to an increase in the volume of business.

   Operating salaries, wages and employee benefits consist primarily of branch office operations. Operating salaries, wages and benefits increased $14.6 million, or 71.6%, to $35.0 million in the six months ended March 31, 1996 from $20.4 million in the same period in 1995. The increase was primarily due to the Company's acquisitions, start-up operations and to the internal growth of the Company's operations. The acquisitions and start-up operations added approximately $9.7 million in operating salaries, wages and employee benefits. As a percentage of net revenue, operating salaries, wages and employee benefits for the six months ended March 31, 1996 increased to 45.4% from 44.2% in the comparable period in 1995. The increase in operating salaries, wages and employee benefits as a percentage of net revenue is primarily attributable to a change in business mix to a higher percentage of nursing net revenue to total net revenue. The nursing line of business maintains a higher ratio of operating salaries, wages and employee benefits to net revenue than the Company's other lines of business, thereby increasing the Company's overall ratio.

   Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses and cost of sales. Other operating costs increased $11.1 million, or 68.1%, to $27.5 million in the six months ended March 31, 1996 from $16.4 million in the comparable period in 1995. Of this increase, $7.4 million, or 66.4%, relates to the Company's acquisitions and start-up operations and the remainder to the internal growth of the Company's operations. As a percentage of net revenue, other operating costs for the six months ended March 31, 1996 increased slightly to 35.7% from 35.4% in the comparable period for 1995. The increase in operating costs as a percentage of net revenue is primarily attributable to the acquisition of PPI. PPI's operations have a higher percentage of other operating costs than the Company's other operations due to the cost of sales associated with the pharmacy business.

   Corporate, general and administrative costs increased $1.6 million, or 52.5%, to $4.7 million in the six months ended March 31, 1996 from $3.1 million in the comparable period in 1995. The increase is primarily due to the internal growth of the Company and, to a lesser extent, the acquisition of PPI and the addition of administrative staff to support the Company's acquisitions and start-up operations. The percentage of corporate, general and administrative expenses to net revenue decreased to 6.1% for the six months ended march 31, 1996 from 6.7% in the comparable 1995 period as a result of the greater economies of scale as the Company's net revenue increased at a more rapid rate than the Company's corporate, general and administrative expenses.

   Provision for doubtful accounts consists of the amount of billed revenue that management estimates will become uncollectible. During the six months ended March 31, 1996, the Company's provision for doubtful accounts increased $1.2 million, or 119.1%, to $2.2 million from $1.0 million in the same period in 1995. The increase is primarily due to the acquisition of PPI which has a higher provision for doubtful accounts as compared to the Company and to an increase in days sales outstanding. As a percentage of net revenue, the provision for doubtful accounts increased to 2.9% for the six months ended March 31, 1996 from 2.2% in the comparable 1995 period, primarily as a result of the acquisition of PPI and an increase in days sales outstanding.

   Depreciation and amortization expenses increased $0.7 million, or 46.8%, to $2.3 million in the six months ended March 31, 1996 from $1.6 million in the comparable 1995 period. The increase was primarily attributable to the Company's capital expenditures for the purchase of rental equipment and, to a lesser extent, the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs decreased to 3.0% from 3.4%. The decrease is primarily attributable to the increase in net revenue volume from the nursing and pharmacy operations which have a lower depreciation and amortization cost component as compared to the Company's other operations.

   For the six months ended March 31, 1996, the Company incurred non-recurring merger costs related to the merger of the Company with PMS on February 29, 1996. These costs represent legal and professional fees, severance costs and other costs related to consummating the merger.

   For the six months ended March 31, 1996, interest expense was relatively consistent with the same period last year at approximately $0.7 million. Compared with the period last year, the Company's weighted average debt outstanding increased and its average cost of borrowing decreased, offsetting the impact of the extra debt. In June 1995, the Company used approximately $19.1 million of the net proceeds from its second public offering to repay a portion of outstanding indebtedness. Management expects indebtedness to increase in the future due to the financing of internal growth, receivables and future acquisitions, thereby causing interest expense to increase.

LIQUIDITY AND CAPITAL RESOURCES

   Prior to its initial public offering of Common Stock, the Company financed its operations primarily through cash flow from operations and bank borrowings. In June 1994, the Company completed its initial public offering of 1.6 million shares of Common Stock at a price of $8 per share, from which the Company received total proceeds, net of issuance costs, of approximately $11 million. The Company used approximately $10.4 million of the offering proceeds to repay the Company's outstanding debt and approximately $0.6 million as partial consideration for the acquisition of Oxygen Specialties, Inc. ("OSI") in October 1994. In June 1995, the Company completed a second public offering of 1.1 million shares of Common Stock at a price of $15.75 per share and in July 1995, the Company sold an additional 0.2 million shares in this offering at a price of $15.75 per share pursuant to the underwriters' exercise of their over-allotment option. From the second public offering, the Company received total proceeds, net of issuance costs, of approximately $19.1 million. Substantially all of the proceeds of the second public offering were used to repay indebtedness incurred primarily as a result of the acquisitions of OSI, BEI and PPI. Subsequently, the Company has continued to finance its operations through cash flows from operations and bank borrowings.

   Prior to the merger with the Company, PMS financed its operations primarily through cash flow from operations, bank borrowings and the issuance of Redeemable Convertible Preferred Stock. In March 1995, PMS issued additional shares of Redeemable Convertible Preferred Stock, net of issuance costs, of approximately $1.4 million. The proceeds were used to repay indebtedness to a former stockholder of PMS and provide proceeds for acquisitions and general working capital requirements.


   The Company's operating cash flows are affected significantly by growth in accounts receivable, largely as a result of the Company's revenue growth. For the six months ended March 31, 1996 and 1995, the Company's cash flows from operations were affected by increases in accounts receivable balances of $14.5 million and $3.2 million, respectively. These increases were due primarily to volume growth. The Company's days sales outstanding ("DSO") in accounts receivable was 101 days, 83 days and 93 days as of March 31, 1996, September 30, 1995 and March 31, 1995, based on the annualized net revenue for the last quarter of each period. The increase in the DSO is primarily attributable to the accelerated growth experienced by the Company, coupled with the Company's focus on maintaining low corporate, general and administrative costs. The Company has reacted to the higher DSO by investing in additional accounts receivable management staff and is currently developing a new billing and receivable management system on target for implementation in the first or second quarter of fiscal 1997.

   The Company's investments in property and equipment are attributable largely to purchases of medical equipment that is rented to patients. The Company also invests in computer system hardware and software to manage the growth of the business. The Company's investments in the acquisition of businesses were $0 million, $17.0 million and $3.9 million in fiscal 1994, fiscal 1995 and the first six months of fiscal 1996, respectively.

   In May 1996, the Company and the Bank amended the credit agreement to further increase the amount of available financing to $35 million, consisting of a $25 million revolving loan and an $10 million term loan. In connection with the amendment, the Company incurred loan origination costs of approximately $70,000. These costs include loan closing fees and legal and professional fees which will be amortized over the term of the credit agreement. The previous credit agreement provided financing of $28 million, consisting of a $20 million revolving loan and an $8 million term loan. Amounts available under the amended credit facility are subject to certain restrictions. As of March 31, 1996, the additional amount available under the amended credit agreement was $5.4 million. Borrowings under this facility bear interest at LIBOR plus 1.5%, the Bank's prime rate or at a rate equal to the Bank's cost of funds plus 1.5%, at the Company's option. The interest rates under this facility at March 31, 1996 ranged from 9.25% to 6.81% per annum. Amounts outstanding under the revolving loan are due in July 2000, and principal amounts outstanding under the term loan are due in 14 quarterly installments beginning on March 31, 1997. Outstanding borrowings under this facility at March 31, 1996 were approximately $18.0 million ($14.0 million under the revolving loan and $4.0 million under the term loan).

   PMS also has a credit agreement with a bank that provides a revolving line of credit financing of $5 million. The borrowing's under the credit agreement are collateralized by PMS assets. Borrowings under this facility bear interest at the bank's prime rate plus 1.0%. The interest rate under this facility at March 31, 1996 ranged from 9.75% to 9.25% per annum. As of March 31, 1996, the additional amount available under the credit agreement was approximately $0.7 million. Outstanding borrowings under this facility at March 31, 1996 were approximately $5.2 million ($4.6 million under the revolving loan and $0.6 million under the term loan). The Company anticipates the retirement of the PMS debt in the Company's third quarter of 1996 in accordance with its credit agreement.

   Upon the merger of the Company and PMS, the Redeemable Convertible Preferred Stock was converted to Common Stock. In addition, the Company paid the cumulative preferred stock dividend of approximately $281,000 as required upon the conversion of the Redeemable Convertible Preferred Stock to Common Stock in February 1996. The Company also incurred non-recurring costs related to the merger totaling approximately $1.2 million consisting of legal and professional fees, severance costs and other costs incurred to consummate the merger. As of the end of March 31, 1996, the Company had paid approximately $882,000 of these non-recurring costs.

   The Company intends to continue to expand its business primarily through acquiring local and regional home health care companies, opening branch offices in both new and existing markets and expanding the services currently provided at its existing branch offices. Acquisitions to date have been financed with a combination of cash generated from operations and borrowings under the Company's credit facility and shares of Common Stock of the Company.

   Management cannot predict the cost of any future acquisitions. Development costs of new branch offices include, among other things, lease deposits and payments, and leasehold improvements and start-up costs, including marketing and labor costs. Management believes that the Company's cash commitment for each new branch office that delivers a full range of the Company's services approximates $500,000. Such costs will vary depending upon inflation and the size and location of each facility and, accordingly, may vary substantially from this approximation. Management expects that its current plan to expand services at the Company's existing branch offices may require funds of up to $2 million.

   Management currently believes that internally generated funds and borrowings under the Company's existing credit facilities will be adequate to satisfy the Company's working capital requirements, including currently anticipated expansion, through March 1997. However, unanticipated expansion of the Company's business may require the Company to obtain additional debt or equity if internally generated funds and amounts available under the Company's credit facility are inadequate to meet such needs. There can be no assurance that the Company would be able to obtain such additional debt or equity on favorable terms, or at all.


QUARTERLY OPERATING RESULTS AND SEASONALITY

   The Company's quarterly operating results may vary significantly depending primarily on factors such as rehospitalization of patients caused by health-related epidemics, the timing of new branch office openings and pricing pressures due to legislative and regulatory initiatives to contain health care costs. The Company believes that its net revenue is typically higher during the third and fourth quarters of its fiscal year due to respiratory illnesses associated with the spring and summer months. As a result of the above factors, the Company's operating results for any particular quarter may not be indicative of the results for the full fiscal year.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits
        --------

        The following exhibits are filed as part of this Report:

        11.1  Computation of Earnings per Share

  (b)  Reports on Form 8-K
       -------------------
   The following Current Report on Form 8-K was filed by the Company during the quarter ended March 31, 1996:

                                                               Financial
Date of          Form 8-K                                      Statements
Report           Item No.           Description                  Filed
- --------        --------  -----------------------------------  ----------

2/29/96*          5, 7     Report re the Company's merger        None*
                           with Premier Medical Services, Inc.
                           on February 29, 1996.*




* AMENDED ON APRIL 5, 1996 RE THE COMPANY'S MERGER WITH PREMIER MEDICAL SERVICES, INC. WHICH INCLUDES THE HISTORICAL COMBINED FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS OF PREMIER MEDICAL SERVICES, INC.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      PEDIATRIC SERVICES OF AMERICA, INC.
                                  (REGISTRANT)



Date:  May 13, 1996    By:  Michael A. Taylor
                            -----------------------------
                            Michael A. Taylor
                            Senior Vice President,
                            Chief Financial Officer,
                            Treasurer and Secretary
                            (Duly authorized officer and
                            Principal Financial Officer)

                               INDEX OF EXHIBITS

                                                               PAGE NO.
                                                               --------

11.1 Computation of Earnings per Share........................    18