Form 10-Q
period 1996-06-30
PEDIATRIC SERVICES OF AMERICA INC
filed 1996-08-14
CIK 893430

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                 (770) 441-1580
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

As of August 8, 1996 the Registrant had 6,241,584 shares of Common Stock, $0.01 Par Value, outstanding.


- --------------------------------------------------------------------------------
                                 Page 1 of 18
                         Index of Exhibits on page 16

FORM 10-Q
PEDIATRIC SERVICES OF AMERICA, INC.
INDEX



                                                                         Page
PART I   FINANCIAL INFORMATION                                         Number

ITEM 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of
            June 30, 1996 and September 30, 1995.......................   3

         Condensed Consolidated Statements of Operations for
            the three and nine months ended June 30, 1996 and 1995.....   5


         Condensed Consolidated Statements of Cash Flows for
            the nine months ended June 30, 1996 and 1995...............   6

         Notes to Condensed Consolidated Financial
            Statements.................................................   7

ITEM 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................   8

PART II  OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K..............................  14

         Signatures....................................................  15

         Index of Exhibits.............................................  16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share data)

                                                    June 30,
                                                      1996      September 30,
                                                   (Unaudited)       1995
                                                   -----------  --------------
ASSETS
Current assets:
 Cash & cash equivalents...........................  $    612         $   101
 Accounts receivable, less allowances for
   doubtful accounts of $8,597 (unaudited) &
    $6,870, respectively...........................    45,887          31,523
 Prepaid expenses..................................       298             475
 Deferred income taxes.............................     3,353           2,664
 Other current assets..............................     1,174             867
                                                     --------         -------
Total current assets...............................    51,324          35,630

Property & equipment:
 Home care equipment held for rental...............    17,766          14,609
 Furniture & fixtures..............................     4,481           3,171
 Vehicles..........................................       593             587
 Leasehold improvements............................       554             520
                                                     --------         -------
                                                       23,394          18,887
 Accumulated depreciation &
   amortization....................................   (10,884)         (8,357)
                                                     --------         -------
                                                       12,510          10,530
Other assets:
   Goodwill, less accumulated
     amortization of $2,040 (unaudited) & $1,373,
      respectively.................................    28,848          24,807
   Certificates of need, less accumulated
     amortization of $160 (unaudited) & $116,
      respectively.................................     1,187           1,184
   Deferred financing fees, less accumulated
     amortization of $55 (unaudited) & $27,
      respectively.................................       234             170
   Non-compete agreements, less accumulated
     amortization of $547 (unaudited) & $436,
      respectively.................................       403             514
 Other.............................................       260             316
                                                     --------         -------
Total assets.......................................  $ 94,766         $73,151
                                                     ========         =======




See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)

                                                      June 30,
                                                        1996       September 30,
                                                     (Unaudited)       1995
                                                    -------------  -------------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving line of credit............................ $      -           $ 3,892
 Accounts payable....................................      4,763           3,082
 Accrued compensation................................      4,340           2,928
 Accrued insurance...................................      1,119           1,111
 Other accrued liabilities...........................      3,307           2,621
 Deferred revenue....................................      1,085           1,066
 Income taxes payable................................        852             741
 Current maturities of long-term obligations.........      1,883           2,253
                                                         -------         -------
Total current liabilities............................     17,349          17,694


Long-term obligations net of current maturities......     23,849           6,243
Deferred income taxes................................      1,081           1,103

Redeemable convertible preferred stock, $.01 par
  value; 5,000 shares authorized, 34 shares
  issued and outstanding in September 1995...........        -             3,490


Stockholders' equity:
  Preferred stock, $.01 par value, 2,000
  shares authorized; no shares issued &
  outstanding........................................        -               -
  Common stock, $.01 par value, 8,000 shares
  authorized; 6,221 shares in June 1996 &
  5,604 shares in September 1995 issued &
  outstanding, respectively..........................         62              56
  Additional paid-in capital.........................     41,388          36,899
  Retained earnings..................................     11,037           7,666
                                                         -------         -------
Total stockholders' equity...........................     52,487          44,621
                                                         -------         -------
Total liabilities & stockholders' equity.............    $94,766         $73,151
                                                         =======         =======

See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                        Three Months Ended       Nine Months Ended
                                             June 30,                June 30,
                                           (Unaudited)             (Unaudited)
                                       -------------------  ----------------------
                                         1996      1995        1996        1995
                                       --------  ---------  ----------  ----------
Net revenue.......................     $ 43,033  $ 31,043   $ 120,110   $ 77,262

Costs & expenses:

  Operating salaries, wages &
    employee benefits.............       18,704    14,572      53,715     34,978
  Other operating costs...........       15,762    10,125      43,302     26,505
  Corporate, general &
    administrative................        2,959     2,021       7,659      5,102
  Provision for doubtful
    accounts......................        1,340       874       3,575      1,894
  Depreciation & amortization.....        1,267     1,015       3,577      2,589
  Merger costs....................         -         -          1,166       -
                                        -------   -------    --------    -------

    Total costs and expenses......       40,032    28,607     112,994     71,068
                                        -------   -------    --------    -------
Operating income..................        3,001     2,436       7,116      6,194
Interest expense..................          588       611       1,258      1,319
                                        -------   -------    --------    -------
Income before income taxes and
   extraordinary item.............        2,413     1,825       5,858      4,875
Income taxes......................        1,012       716       2,392      1,883
                                        -------   -------    --------    -------
Income before extraordinary item..        1,401     1,109       3,466      2,992
Extraordinary item, net of tax....         -                     -           781
                                        -------   -------    --------    -------
Net income........................      $ 1,401   $ 1,109    $  3,466    $ 3,773
                                        =======   =======    ========    =======
Net income attributable to common
 and common equivalent shares:
  Income before extraordinary
    item, as reported.............      $ 1,401   $ 1,109    $  3,466    $ 2,992
  Less accretion on redeemable
    preferred stock...............         -          (12)        (10)       (24)
  Less preferred stock dividends..         -          (60)        (86)      (135)
                                        -------   -------    --------    -------
   Income before extraordinary item
   attributable to common and
   common equivalent shares.......        1,401     1,037       3,370      2,883
 Extraordinary item, net of tax...         -         -           -           781
                                        -------   -------    --------    -------
   Net income attributable to
   common and common equivalent
   shares.........................      $ 1,401   $ 1,037    $  3,370    $ 3,614
                                        =======   =======    ========    =======

Share data:
   Income before extraordinary item
   per common and common
    equivalent shares.............      $  0.22   $  0.21    $   0.54    $  0.60
 Extraordinary item...............         -         -           -          0.16
                                        -------   -------    --------    -------
 Net income attributable to
   common and common equivalent
   shares.........................      $  0.22   $  0.21    $   0.54    $  0.76
                                        =======   =======    ========    =======
   Weighted average shares
   outstanding....................        6,488     4,898       6,253      4,733
                                        =======   =======    ========    =======


     See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Nine Months Ended
                                                               June 30,
                                                              (Unaudited)

                                                          1996          1995
                                                       -----------  ------------
Operating activities
  Net income...........................................  $  3,466      $  3,773

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation & amortization..........................     3,577         2,589
  Provision for doubtful accounts......................     3,575         1,894
  Amortization of deferred financing fees..............        27            15
  Deferred income taxes................................      (351)            -
  Extraordinary item, net of tax.......................         -          (781)

Changes in operating assets & liabilities, net of
 effects from acquisitions of businesses:
  Accounts receivable..................................   (17,146)       (7,057)
  Prepaid expenses.....................................       221            84
  Other current assets.................................      (359)          164
  Accounts payable.....................................     1,655          (241)
  Income taxes.........................................        34          (650)
  Accrued compensation.................................     1,177           698
  Accrued insurance....................................       (26)         (414)
  Other accrued liabilities............................       896           992
  Deferred revenue.....................................        21           340

                                                         ---------     --------
Net cash (used in) provided by operating activities....    (3,233)        1,406

Investing activities
  Purchases of property & equipment....................    (4,659)       (2,786)
  Acquisitions of business.............................    (4,602)      (16,271)
  Other, net...........................................       (50)           79

                                                         ---------     --------
Net cash used in investing activities..................    (9,311)      (18,978)

Financing activities
  Principal payments on long-term debt.................    (8,276)      (21,972)
  Borrowings on long-term debt.........................    21,605        18,068
  Deferred financing fees..............................       (91)          (80)
  Payment of preferred stock dividend..................      (281)            -
  Proceeds from issuance of common stock...............         -        15,781
  Proceeds from issuance of preferred stock............         -         1,459
  Proceeds from exercise of stock options..............        98            75

                                                         ---------     --------
Net cash provided by financing activities..............    13,055        13,331

                                                         ---------     --------
Increase (decrease) in cash & cash equivalents.........       511        (4,241)

Cash & cash equivalents at beginning of year...........       101         6,010

                                                         ---------     --------
Cash & cash equivalents at end of year.................  $    612      $  1,769
                                                         =========     ========

Supplemental disclosure of cash flow information:

Cash paid for interest.................................  $  1,143      $  1,253
                                                         ========      ========
Cash paid for income taxes.............................  $  2,357      $  2,354
                                                         ========      ========


See accompanying notes to condensed consolidated financial statements

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month period and nine-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1996. These condensed consolidated financial statements should be read in conjunction with the Company's Current Report on Form 8-K dated 2/29/96 and Amendment No. One and Amendment No. Two, thereto, filed with the Securities and Exchange Commission, which includes the Company's principal accounting policies.

     The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 1995, and the three months ended June 30, 1995, and the nine months ended June 30, 1996 and 1995 have been restated using the pooling-of-interests method of accounting to reflect the merger of the Company with Premier Medical Services, Inc. on February 29, 1996.

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

     The computation of supplemental earnings per common share is presented below:

                                       Three Months Ended    Nine Months Ended
                                            June 30,             June 30,
                                          (Unaudited)          (Unaudited)
                                    ----------------------  ---------------------

                                      1996         1995       1996        1995
                                     -------      -------    -------    --------

    Income before extraordinary
    item, as reported..............   $1,401       $1,109     $3,466      $2,992

    Extraordinary item, net of tax.    -            -          -             781
                                      ------       ------     ------      ------

    Net income.....................   $1,401       $1,109     $3,466      $3,773
                                      ======       ======     ======      ======

    Supplemental weighted average
    shares outstanding.............    6,488        5,233      6,439       5,068
                                      ======       ======     ======      ======

    Income per share before
    extraordinary item.............   $ 0.22       $ 0.21     $ 0.54      $ 0.59

    Extraordinary item per share...     -            -          -           0.15
                                      ------       ------     ------      ------

    Net income per share...........   $ 0.22       $ 0.21     $ 0.54      $ 0.74
                                      ======       ======     ======      ======



                      PEDIATRIC SERVICES OF AMERICA, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations


      The historical condensed consolidated statements of operations of the Company for the three and nine months ended June 30, 1996 contained in this report and the following discussion thereof include the effect of the Company's acquisitions in the first two quarters of fiscal 1996 subsequent to the respective dates of acquisition. In addition, the historical condensed consolidated statements of operation of the Company contained in this report as of September 30, 1995, and for the three months ended June 30, 1995, and for the nine months ended June 30, 1996 and 1995 have been restated to reflect the merger of the Company and Premier Medical Services, Inc. ("PMS") using the pooling-of-interests method of accounting.

      The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the prior period.


                                                                     Period-to-Period
                                                                       Percentage of
                                Percentage of Net Revenue           Increase (Decrease)
                               ---------------------------          ---------------------

                               Three Month     Nine Months      Three Months    Nine Months
                                  Ended          Ended             Ended           Ended
                                 June 30,       June 30,          June 30,        June 30,
                               ----------      ----------        ----------     -----------

                             1996   1995      1996   1995       1996 to 1995   1996 to 1995
                             ----   ----      ----   -----      ------------   ------------

Net revenue................   100%   100%     100%       100%           38.6%          55.5%

Operating salaries, wages
 and employee benefits.....  43.5   46.9      44.7       45.3           28.4           53.6

Other operating costs......  36.6   32.7      36.0       34.3           55.7           63.4

Corporate, general &
 administrative............   6.9    6.5       6.4        6.6           46.4           50.1

Provision for doubtful
 accounts..................   3.1    2.8       3.0        2.5           53.2           88.7

Depreciation and
 amortization..............   2.9    3.3       3.0        3.3           24.8           38.2

Merger costs...............    -      -        1.0         -              -           100.0
                             ----   ----      ----       ----           ----         ------

Operating income...........   7.0    7.8       5.9        8.0           23.2           14.9

Interest expense...........   1.4    1.9       1.0        1.7           (3.6)          (4.7)
                             ----   ----      ----       ----           ----         ------

Income before income
 taxes and extraordinary
 item......................   5.6    5.9       4.9        6.3           32.2           20.2

Income taxes...............   2.3    2.3       2.0        2.4           41.3           27.0
                             ----   ----      ----       ----           ----         ------

Income before
 extraordinary item........   3.3    3.6       2.9        3.9           26.4           15.8

Extraordinary item.........    -      -         -         1.0            -           (100.0)
                             ----   ----      ----       ----           ----         ------

Net income.................   3.3%   3.6%      2.9%       4.9%          26.4%         (8.1)%
                             ====   ====      ====       ====           ====         ======


The following table sets forth for the periods indicated a summary of net revenue by category:


                                  Three Months Ended      Nine Months Ended
                                       June 30,                June 30,
                                  ------------------      -----------------

Pediatric Home Health Care:         1996        1995        1996      1995
                                    ----        ----        ----      ----

   Nursing.......................  $12,870   $ 9,650     $ 39,245   $24,223

   Respiratory Therapy Equipment.    4,780     3,842       13,066     9,423

   Home Medical Equipment........      303       365        1,049       955

   Pharmacy and Other............    5,791     2,941       16,236     5,522
                                   -------   -------     --------   -------

Total Pediatric Home Health Care.   23,744    16,798       69,596    40,123
                                   -------   -------     --------   -------



Adult Home Health Care:

   Nursing.......................    5,159     3,887       12,695     7,374

   Respiratory Therapy Equipment.    5,673     5,064       16,404    14,393

   Home Medical Equipment........    1,319     1,302        4,062     3,680

   Pharmacy and Other............    1,733       912        4,297     2,543
                                   -------   -------     --------   -------

Total Adult Home Health Care.....   13,884    11,165       37,458    27,990
                                   -------   -------     --------   -------

Insurance........................    5,405     3,080       13,056     9,149
                                   -------   -------     --------   -------

Total Net Revenue................  $43,033   $31,043     $120,110   $77,262
                                   =======   =======     ========   =======





Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995.

   Net revenue increased $12.0 million, or 38.6%, to $43.0 million in the three months ended June 30, 1996 from $31.0 million in the same period in 1995. The Company's acquisitions and start-up operations accounted for approximately $3.2 million, or 26.9%, of the increase, and internal growth accounted for the remaining $8.8 million, or 73.1%, of the increase. Overall, the internal growth in net revenue increased to 28.2% for the three months ended June 30, 1996 compared to 16.7% for the same period in 1995. Of the $12.0 million increase in net revenue in the 1996 period, pediatric net revenue accounted for $7.0 million, or 57.9%, of the increase. Increased pediatric net revenue for the three months ended June 30, 1996 was attributable to the Company's acquisitions and start-up operations. Adult net revenue accounted for $2.7 million, or 22.7%, of the increase in net revenue in the three months ended June 30, 1996, primarily due to the internal growth of existing locations. Insurance net revenue accounted for $2.3 million, or 19.4% of the increase in net revenue for the three months ended June 30, 1996, primarily due to an increase in the volume of business.

   Operating salaries, wages and employee benefits consist primarily of branch office operations. Operating salaries, wages and benefits increased $4.1 million, or 28.4%, to $18.7 million in the three months ended June 30, 1996 from $14.6 million in the same period in 1995. The increase was primarily due to the Company's acquisitions, start-up operations and to the internal growth of the Company's operations. The acquisitions and start-up operations added approximately $2.5 million in operating salaries, wages and employee benefits. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended June 30, 1996 decreased to 43.5% from 46.9% in the same period in 1995. The decrease in operating salaries, wages and employee benefits is primarily attributable to the increase in the net revenue volume from the pharmacy, respiratory and insurance operations which have a lower operating salaries and wages and employee benefits component as compared to the Company's other lines of business, thereby decreasing the Company's overall ratio.

   Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses and cost of sales. Other operating costs increased $5.6 million, or 55.7%, to $15.7 million in the three months ended June 30, 1996 from $10.1 million in the comparable period in 1995. Of this increase $0.5 million, or 8.8%, relates to the Company's acquisitions and start-up operations and the remainder to the internal growth of the Company's operations. As a percentage of net revenue, other operating costs for the three months ended June 30, 1996 increased to 36.6% from 32.7% in the comparable period of 1995. The increase in operating costs as a percentage of net revenue is primarily attributable to the increase in net revenue volume from the pharmacy and insurance operations. These operations have a higher other operating cost component due to the cost of sales associated with the purchase of drug products for the pharmacy business and the payment of operating expenses for the insurance business.

   Corporate, general and administrative costs increased $0.9 million, or 46.4%, to $2.9 million in the three months ended June 30, 1996 from $2.0 million in the comparable period in 1995. The increase is primarily due to the internal growth and the addition of administrative staff to support the acquisitions and start-up operations. The percentage of corporate, general and administrative expenses to net revenue increased slightly to 6.9% for the three months ended June 30, 1996 from 6.5% in the comparable 1995 period as a result of the Company's investment in additional corporate resources to support the growth from acquisitions and start-ups and internal growth from operations.

   Provision for doubtful accounts consists of the amount of billed revenue that management estimates will become uncollectible. During the three months ended June 30, 1996, the Company's provision for doubtful accounts increased $0.5 million, or 53.2%, to $1.3 million from $0.8 million in the same period in 1995. The increase is primarily due to an increase in days sales outstanding. As a percentage of net revenue, the provision for doubtful accounts increased to 3.1% for the three months ended June 30, 1996 from 2.8% in the comparable 1995 period.

   Depreciation and amortization expenses increased $0.3 million, or 24.8%, to $1.3 million in the three months ended June 30, 1996 from $1.0 million in the comparable 1995 period. The increase was primarily due to capital expenditures for the purchase of rental equipment and the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs decreased to 2.9% from 3.3%. The decrease is primarily attributable to the increase in net revenue volume from the nursing, pharmacy and insurance operations which have a lower depreciation and amortization cost component as compared to the Company's other operations.

   For the three months ended June 30, 1996, interest expense was relatively consistent with the same period last year at approximately $0.6 million. Compared with the same period last year, the Company's weighted average debt outstanding increased and its average cost of borrowing decreased, offsetting the impact of the extra debt. In June 1995, the Company used approximately $19.1 million of the net proceeds from its second public offering to repay outstanding indebtedness. Management expects indebtedness to increase in the future due to the financing of internal growth, receivables, and future acquisitions.

Nine Months Ended June 30, 1996 Compared to Nine Months Ended June 30, 1995

   Net revenue increased $42.8 million, or 55.5%, to $120.1 million in the nine months ended June 30, 1996 from $77.3 million in the same period in 1995. The Company's acquisitions and start-up operations accounted for approximately $21.9 million, or 51.0%, of the increase, and internal growth accounted for the remaining $20.9 million, or 49.0%, of the increase. Overall, the internal growth in net revenue increased to 27.2% for the nine months ended June 30, 1996 compared to 12.5% for the same period in 1995. Of the $42.8 million increase in net revenue in the 1996 period, pediatric net revenue accounted for $29.5 million, or 68.8% of the increase. Increased pediatric net revenue for the nine months ended June 30, 1996 was attributable to the Company's acquisitions and start-up operations. Adult net revenue accounted for $9.4 million, or 22.0%, of the increase in net revenue in the nine months ended June 30, 1996, primarily due to the internal growth of existing locations. Insurance net revenue accounted for $3.9 million, or 9.2% of the increase in net revenue for the nine months ended June 30, 1996, primarily due to an increase in the volume of business.

   Operating salaries, wages and employee benefits consist primarily of branch office operations. Operating salaries, wages and benefits increased $18.7 million, or 53.6%, to $53.7 million in the nine months ended June 30, 1996 from $35.0 million in the same period in 1995. The increase was primarily due to the Company's acquisitions, start-up operations and to the internal growth of the Company's operations. The acquisitions and start-up operations added approximately $15.9 million in operating salaries, wages and employee benefits. As a percentage of net revenue, operating salaries, wages and employee benefits for the nine months ended June 30, 1996 decreased to 44.7% from 45.3% in the comparable period in 1995. The decrease in operating salaries, wages and employee benefits is primarily attributable to the increase in the net revenue volume from the pharmacy, respiratory and insurance operations which have a lower operating salaries and wages and employee benefits component as compared to the Company's other lines of business, thereby decreasing the Company's overall ratio.

   Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses and cost of sales. Other operating costs increased $16.8 million, or 63.4%, to $43.3 million in the nine months ended June 30, 1996 from $26.5 million in the comparable period in 1995. Of this increase, $11.8 million, or 70.2%, relates to the Company's acquisitions and start-up operations and the remainder to the internal growth of the Company's operations. As a percentage of net revenue, other operating costs for the nine months ended June 30, 1996 increased to 36.0% from 34.3% in the comparable period for 1995. The increase in operating costs as a percentage of net revenue is primarily attributable to the increase in net revenue volume from the pharmacy and insurance operations. These operations have a higher other operating cost component due to the cost of sales associated with the purchase of drug products for the pharmacy business and the payment of operating expenses for the insurance business.

   Corporate, general and administrative costs increased $2.6 million, or 50.1%, to $7.7 million in the nine months ended June 30, 1996 from $5.1 million in the comparable period in 1995. The increase is primarily due to the internal growth of the Company and, to a lesser extent, the acquisition of Pediatric Partners, Inc. ("PPI"), which was acquired in March 1995, and the addition of administrative staff to support the Company's acquisitions and start-up operations. The percentage of corporate, general and administrative expenses to net revenue decreased to 6.4% for the nine months ended June 30, 1996 from 6.6% in the comparable 1995 period as a result of the greater economies of scale as the Company's net revenue increased at a more rapid rate than the Company's corporate, general and administrative expenses.

   Provision for doubtful accounts consists of the amount of billed revenue that management estimates will become uncollectible. During the nine months ended June 30, 1996, the Company's provision for doubtful accounts increased $1.7 million, or 88.7%, to $3.6 million from $1.9 million in the same period in 1995. The increase is primarily due to an increase in days sales outstanding. As a percentage of net revenue, the provision for doubtful accounts increased to 3.0% for the nine months ended June 30, 1996 from 2.5% in the comparable 1995 period.

   Depreciation and amortization expenses increased $1.0 million, or 38.2%, to $3.6 million in the nine months ended June 31, 1996 from $2.6 million in the comparable 1995 period. The increase was primarily attributable to the Company's capital expenditures for the purchase of rental equipment and, to a lesser extent, the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs decreased to 3.0% from 3.3%. The decrease is primarily attributable to the increase in net revenue volume from the nursing, pharmacy and insurance operations which have a lower depreciation and amortization cost component as compared to the Company's other operations.

   For the nine months ended June 30, 1996, the Company incurred non-recurring merger costs related to the merger of the Company with PMS on February 29, 1996. These costs represent legal and professional fees, severance costs and other costs related to consummating the merger.

   For the nine months ended June 30, 1996, interest expense was relatively consistent with the same period last year at approximately $1.3 million. Compared with the period last year, the Company's weighted average debt outstanding increased and its average cost of borrowing decreased, offsetting the impact of the extra debt. In June 1995, the Company used approximately $19.1 million of the net proceeds from its second public offering to repay outstanding indebtedness. Management expects indebtedness to increase in the future due to the financing of internal growth, receivables and future acquisitions, thereby causing interest expense to increase.


Liquidity and Capital Resources

   Prior to its second public offering of Common Stock, the Company financed its operations primarily through cash flow from operations and bank borrowings. In June 1995, the Company completed a second public offering of 1.1 million shares of Common Stock at a price of $15.75 per share and in July 1995, the Company sold an additional 0.2 million shares in this offering at a price of $15.75 per share pursuant to the underwriters' exercise of their over-allotment option. From the second public offering, the Company received total proceeds, net of issuance costs, of approximately $19.1 million. Substantially all of the proceeds of the second public offering were used to repay indebtedness incurred primarily as a result of acquisitions. Subsequently, the Company has continued to finance its operations through cash flows from operations and bank borrowings.

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


   The Company's operating cash flows are affected significantly by growth in accounts receivable, largely as a result of the Company's net revenue growth. For the nine months ended June 30, 1996 and 1995, the Company's cash flows from operations were affected by increases in accounts receivable balances of $17.1 million and $7.1 million, respectively. These increases were due primarily to volume growth. The Company's days sales outstanding ("DSO") in accounts receivable was 97 days, 83 days and 81 days as of June 30, 1996, September 30, 1995 and June 30, 1995, based on the annualized net revenue for the last quarter of each period. The increase in the DSO is primarily attributable to the accelerated growth experienced by the Company, coupled with the Company's focus on maintaining low corporate, general and administrative costs. The Company has reacted to the higher DSO by investing in additional accounts receivable management staff and is currently developing a new billing and receivable management system on target for implementation in the first or second quarter of fiscal 1997.

   The Company's property and equipment is primarily medical equipment which is rented to patients. The Company's investments in the acquisition of businesses were $4.6 million, $17.0 million and $0 million for the first nine months of fiscal 1996, and in fiscal 1995, fiscal 1994, respectively.

   In May 1996, the Company and the Bank amended the credit agreement to further increase the amount of available financing to $35 million, consisting of a $25 million revolving loan and an $10 million term loan. Borrowings under the credit agreement are used for acquisitions and working capital requirements. Amounts available under the amended credit facility are subject to certain restrictions. As of June 30, 1996, the additional amount available under the amended credit agreement was $9.5 million. Borrowings under this facility bear interest at LIBOR plus 1.5%, the Bank's prime rate or at a rate equal to the Bank's cost of funds plus 1.5%, at the Company's option. The interest rates under this facility at June 30, 1996 ranged from 7.04% to 6.96% per annum. Amounts outstanding under the revolving loan are due in July 2000, and principal amounts outstanding under the term loan are due in 14 quarterly installments beginning on March 31, 1997. Outstanding borrowings under this facility at June 30, 1996 were approximately $25.0 million ($15.0 million under the revolving loan and $10.0 million under the term loan).

   PMS also had a credit agreement with a bank that provided a revolving line of credit financing of $5 million. The borrowing's under the credit agreement were collateralized by PMS assets. Borrowings under this facility bear interest at the bank's prime rate plus 1.0%. On May 20, 1996, the Company retired the debt and cancelled the PMS credit agreement. Outstanding borrowings under this facility at May 20, 1996 were approximately $5.2 million. The Company financed the retirement of the debt through borrowings from its credit agreement.

   Upon the merger of the Company and PMS, the Redeemable Convertible Preferred Stock was converted to Common Stock. In addition, the Company paid the cumulative preferred stock dividend of approximately $281,000 as required upon the conversion of the Redeemable Convertible Preferred Stock to Common Stock in February 1996. The Company also incurred non-recurring costs related to the merger totaling approximately $1.2 million consisting of legal and professional fees, severance costs and other costs incurred to consummate the merger. As of the end of June 30, 1996, the Company had paid approximately $934,000 of these non-recurring costs.

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

   Management currently believes that internally generated funds and borrowings under the Company's existing credit facilities will be adequate to satisfy the Company's working capital requirements, including currently anticipated expansion, through June 1997. However, unanticipated expansion of the Company's business may require the Company to obtain additional debt or equity if internally generated funds and amounts available under the Company's credit facility are inadequate to meet such needs. There can be no assurance that the Company would be able to obtain such additional debt or equity on favorable terms, or at all.


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

      (a)  Exhibits
           --------

           The following exhibits are filed as part of this Report:

           11.1  Computation of Earnings per Share

      (b)  Reports on Form 8-K
           -------------------

   The following Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996:

                                                                           Financial
  Date of           Form 8-K                                               Statements
  Report            Item No.            Description                          Filed
  -------           --------            ---------------------------        ----------

  4/5/96            5, 7                Amendment Number One re the           yes
                                        Company's merger with Premier
                                        Medical Services, Inc. on
                                        February 29, 1996.

  5/29/96           5, 7                Amendment Number Two re the           yes
                                        Company's merger with Premier
                                        Medical Services, Inc. on
                                        February 29, 1996.



SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      PEDIATRIC SERVICES OF AMERICA, INC.
                                  (Registrant)



Date:  August 13, 1996              By:  Stephen M. Mengert
                                        ------------------------------
                                                  Stephen M. Mengert
                                                  Senior Vice President,
                                                  Chief Financial Officer,
                                                  Treasurer and Secretary
                                                  (Duly authorized officer and
                                                  Principal Financial Officer)

                               INDEX OF EXHIBITS

                                                            Page No.
                                                            --------

11.1  Computation of Earnings per Share . . . . . . . . . . . . . . .   17