Form 10-K
period 1996-09-30
PEDIATRIC SERVICES OF AMERICA INC
filed 1996-12-13
CIK 893430

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 ---
                          ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

   ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the Transition period from__________ to _________

                           COMMISSION FILE #0-23946

                      PEDIATRIC SERVICES OF AMERICA, INC.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                               58-1873345
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (IRS Employer Identification Number)
      incorporation or organization)

       3159 Campus Drive
       Norcross, Georgia                                30071-1042
     -------------------------------      ----------------------------------
     (Address of principal executive                    (Zip Code)
          offices)

     Registrant's telephone number,  including area code - (770) 441-1580
     --------------------------------------------------------------------

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 par value




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X      No ___
                            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on December 2, 1996, based on a closing price of $19.625 per share, was $113,579,060. As of December 2, 1996, the number of shares of the registrant's common stock outstanding was 6,249,123 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant's 1996 Annual Report and Proxy Statement for the Annual Meeting of Shareholders of the registrant to be held on January 22, 1997 is incorporated herein by reference in Parts II and III of this Annual Report on Form 10-K.

Page 1 of 130, including exhibits.  Index of Exhibits is on page 23 hereof.
     -    ---                                                    --

                      PEDIATRIC SERVICES OF AMERICA, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                               Table of Contents
                               -----------------

Item                                                                       Page
Number                                                                    Number
------                                                                    ------

                                    PART I

1.   Business................................................................  3

2.   Properties.............................................................. 12

3.   Legal Proceedings....................................................... 13

4.   Submission of Matters to a Vote of Security Holders..................... 13

4(A).  Executive Officers of the Registrant.................................. 13

                                    PART II

5.   Market for the Registrant's Common Stock and Related Stockholder Matters.14

6.   Selected Financial Data................................................. 14

7.   Management's Discussion and Analysis of Financial Condition and Results.
     of Operations........................................................... 15

8.   Financial Statements and Supplementary Data............................. 15

9.   Changes in and Disagreements with Accountants on Accounting and Financial
     Disclosure.............................................................. 15

                                    PART III

10.  Directors and Executive Officers of the Registrant...................... 15

11.  Executive Compensation.................................................. 15

12.  Security Ownership of Certain Beneficial Owners and Management.......... 15

13.  Certain Relationships and Related Transactions.......................... 16

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........ 16

                                  SIGNATURES................................. 20

                   INDEX TO FINANCIAL STATEMENT SCHEDULES................... S-1

                                    PART I

ITEM 1.                            BUSINESS

GENERAL

Pediatric Services of America, Inc., a Delaware corporation, ("PSA" or the "Registrant"; unless the context otherwise requires, all references herein to the "Company" refer to PSA and its consolidated subsidiaries) has become the nation's largest focused pediatric home health care provider, specializing in home nursing, respiratory therapy, infusion therapy and related services for infants and children. PSA's pediatric home health care services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. As a complement to its pediatric respiratory and infusion therapy services, the Company also provides respiratory and infusion therapy and related services for adults. For the fiscal year ended September 30, 1996 ("fiscal 1996") pediatric patients accounted for approximately 57% of the Company's net revenue. The Company currently offers its home health care services through a network of 97 branch offices located in 27 states operated through various subsidiaries.

According to industry sources, the market for home health care services in the United States is estimated at $30 billion with the market for pediatrics estimated at over $5 billion. The Company believes that pediatric patients accounted for a significant portion of U.S. home health care service revenue. The pediatric home health care market is currently served primarily by a large number of small entities operating on a local or regional basis that generally provide a limited range of services. The Company believes that there are significant opportunities to acquire and consolidate entities operating in the pediatric home health care market.

PSA's services are designed to comprehensively address the full range of home health care needs of pediatric patients, particularly the needs of medically fragile children dependent on sophisticated nursing care and medical technology. Many pediatric patients suffer from complex medical problems, most of which result from premature births or genetic abnormalities. These medical problems include bronchopulmonary dysplasia, digestive and absorptive diseases, cystic fibrosis and neurologically related respiratory problems. Patients suffering from these disorders typically require intensive and specialized treatment over an extended period of time by specially trained professionals in neonatal and pediatric care. Substantially all of the Company's nurses have received specialized training in neonatal and pediatric care and generally are required to have had at least one year of prior experience in a neonatal critical care unit. PSA also provides technically advanced equipment for medically fragile children at home, such as ventilators, apnea monitors, aerosol generators and other specialized medical equipment. Additionally, the Company has developed case administration procedures that enable it to efficiently manage all aspects of patient care by coordinating the efforts of third-party payors, physicians, case managers and referral sources.

The Company believes that payors and referral sources recognize the specialized needs of medically fragile children and the high cost of rehospitalization associated with inadequate care. The Company believes further that payors and referral sources find the Company's services to be a high quality, cost effective alternative to prolonged hospitalization of such children. For example, the Company and a leading pediatric children's hospital, Miami Children's Hospital ("MCH"), have formed a joint venture to provide pediatric home health care services in conjunction with MCH's operations in Miami and surrounding counties. This joint venture will enable MCH to offer highly specialized pediatric home health care services to its clients and will provide PSA with access to a significant base of potential patients. Similarly, PSA is one of a limited number of companies which have been designated by Metropolitan Life Insurance Company and certain of its affiliates (collectively, "MetLife") as a preferred provider of pediatric home health care services in selected geographic areas. PSA also has entered into preferred provider contracts with several local and regional insurance companies and managed care companies.

The Company has expanded its operations primarily through strategic acquisitions, new office openings and internal growth. Since fiscal 1991, the Company has completed 14 acquisitions acquiring an aggregate of 54 branch offices in 20 states and opened seven additional start-up branch offices with the goal of becoming a national pediatric home health care provider. The Company has also experienced growth in revenue and profitability as a result of its sales and marketing efforts, introduction of new services and improved operating controls. See "Letter to Stockholders" incorporated by reference to the 1996 Annual Report which is filed as Exhibit 13 hereto.

RECENT DEVELOPMENTS

In October 1996, the Company acquired the assets and assumed certain liabilities of IntensiCare, Inc. and Pediatric Specialists, Inc., a pediatric nursing and a pediatric phototherapy company located in Elmhurst, Illinois and San Dimas, California, respectively. The total purchase price for both companies was $4,175,000, consisting of cash and assumption of indebtedness.

BUSINESS STRATEGY

The Company's strategy is to be a national provider of pediatric home health care services through continued acquisitions of local and regional pediatric home health care companies and through the opening of additional branch offices. The Company believes this strategy enables it to continue to meet the needs of managed care payors while providing high quality, cost effective services to its patients. The Company intends to implement this strategy by taking the following actions:

Expand Through Acquisitions, Internal Development and Strategic Alliances. The Company is pursuing a strategy of consolidation on a nationwide basis within the fragmented pediatric home health care industry. To achieve this goal, the Company intends to expand its business primarily through acquiring local and regional home health care companies, opening branch offices in both new and existing markets and expanding the services currently provided at its existing branch offices. The Company's expansion strategy is to acquire pediatric home health care providers, as well as adult home health care companies, in select markets particularly if such companies provide attractive opportunities to expand pediatric services.

The Company's expansion strategy also involves opening new branch offices or satellite facilities in select markets. The Company typically attempts to acquire or establish new offices in areas located near major medical centers or pediatric hospitals where a high number of pediatric patients are discharged. The Company then generally seeks to expand into surrounding areas by opening new branch offices or satellite facilities, primarily with the assistance of referrals from the initial branch office, and to accommodate patients discharged from the medical centers or pediatric hospitals into those areas. Additionally, the Company introduces new services to existing locations to expand its market penetration.

The Company also will seek to establish strategic alliances with hospitals, home health agencies, physician organizations and other health-related entities in furtherance of its expansion strategy. For example, the Company seeks to arrange preferred provider contracts with various managed care companies. These contracts typically designate the Company as a preferred provider of services in select areas but do not establish an exclusive relationship. Management intends to take into account managed care contracts in executing its expansion strategy by targeting acquisitions, opening new branch offices or expanding services in markets not currently fully served by the Company where managed care contracts cover a large number of individuals. Other strategic alliances include either a fee-for-service contract or equity sharing arrangement, such as a joint venture partnership with hospitals, home health agencies and other health-related entities to further expand services into new or existing markets. There can be no assurance, however, that the Company's expansion through acquisitions, internal development and strategic alliances will be successfully integrated into the Company's operations.

Develop a National Organization. The Company believes that operating efficiencies can be obtained through the development of a national organization. The Company also believes that by developing a national organization it will be in a better position to receive referrals and new business from certain large insurance companies and other third-party payors. The Company recognizes, however, that the provision of home health care services historically has been a local business in which both patients and referral sources are based in the immediate geographic area in which services are provided. The Company plans to continue to address the local needs of its markets by providing its branch offices with sufficient autonomy to address the sales and marketing needs of their specific markets.

Meet the Needs of Pediatric Patients. Management believes that pediatric home health care services are becoming recognized as a distinct specialty within the home health care industry. Management believes that its focus on pediatric home health care services combined with its experience in rendering these services provide the Company with a significant sales and marketing advantage. The Company endeavors to maintain its position as a leading provider of comprehensive pediatric home health care services, particularly with respect to children dependent on sophisticated medical technology or nursing care. The Company's management has substantial experience in pediatric care, which has enabled the Company to provide technically advanced products and services for medically fragile children at home, such as ventilators, apnea monitors, aerosol generators and in-home private duty nursing.

Provide Quality and Cost Effective Health Care to Pediatric Patients. Quality of service is emphasized throughout the Company's organization, both in the hiring and training of its clinical personnel and the manner in which its home health care services are delivered. Quality assurance and training are directed and monitored by a Director of Quality Improvement, who is an experienced health care professional. All of the Company's offices, other than those recently acquired or established, have received accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), with most of the offices receiving accreditation with commendation. JCAHO is a nationally recognized, not-for-profit organization that develops standards for various health care providers and monitors compliance with such standards. The Company believes that it provides more cost effective home health care services than its local competitors. In the Company's experience, seriously ill patients of the Company encounter a lower rate of rehospitalization due to the Company's quality care and substantial treatment expertise. Additionally, the Company commits experienced case managers to schedule subsequent lower modalities of care as the patient's health improves, and the Company provides case social workers who train and educate the patient's family to care for the patient. This lowers both the amount of care required by the improving patient and the levels of reimbursement required from managed care payors.

Provide Efficient Case Administration. The Company has developed case administration controls to enable it to manage and coordinate patient care in an efficient manner. The Company manages cases by assigning case managers to work closely with third party payors prior to accepting a patient and during a patient's care. The Company also assigns clinical coordinators to work with physicians, case managers and other referral sources to arrange all of the home health care service needs of a patient. Management believes that its efficient case administration enables the Company to develop relationships with third party payors, physicians, case managers and other referral sources, generating important feedback and increased referrals for the Company.

SERVICES PROVIDED

The Company provides comprehensive home health care services to children and respiratory and infusion therapy services and related equipment and other services to adults. In connection with the merger on February 29, 1996 with Premier Medical Services, Inc. ("Premier"), the Company provides medical examinations for the insurance industry through a subsidiary Insurance Medical Reporter, Inc. These services have been categorized under the caption "Medical Testing Services" in the table below. The following table summarizes the net revenue and percentages of net revenue of each major category of service offered by PSA for the periods indicated:

                                                        YEAR ENDED SEPTEMBER 30,
                                                        ------------------------

                                               1996                1995                1994
                                       -------------------  ------------------  ------------------

(In thousands)                          Revenue   % Total   Revenue   % Total   Revenue   % Total
--------------                         ---------  --------  --------  --------  --------  --------

PEDIATRIC HOME HEALTH CARE
Nursing                                 $ 52,025     31.7   $ 33,715     30.1    $22,071     31.2
Respiratory Therapy Equipment             17,458     10.7     13,166     11.8      9,573     13.5
Home Medical Equipment                     1,394      0.8      1,315      1.2          -        -
Pharmacy and Other                        22,819     14.0     10,152      9.1      2,024      2.9
                                        --------     ----   --------     ----    -------     ----
   Total Pediatric Home Health Care       93,696     57.2     58,348     52.2     33,668     47.6

ADULT HOME HEALTH CARE
Nursing                                   17,683     10.8     13,354     11.9     10,027     14.2
Respiratory Therapy Equipment             22,085     13.5     19,367     17.3     12,095     17.1
Home Medical Equipment                     5,385      3.3      4,928      4.4      2,677      3.8
Pharmacy and Other                         5,975      3.6      3,729      3.3      1,473      2.1
                                        --------     ----   --------     ----    -------     ----
   Total Adult Home Health Care           51,128     31.2     41,378     36.9     26,272     37.2
                                        --------     ----   --------     ----    -------     ----
   Total Medical Testing Services         18,980     11.6     12,134     10.9     10,746     15.2
                                        --------     ----   --------     ----    -------     ----
Total                                   $163,804     100%   $111,860     100%    $70,686     100%
                                        ========     ====   ========     ====    =======     ====

Pediatric Home Nursing Services. The Company provides private duty care and intermittent nursing visits in the home setting for pediatric illnesses and conditions, including bronchopulmonary dysplasia, digestive and absorptive diseases, congenital heart defects, cancer, cerebral palsy, cystic fibrosis, handicaps, orthopedic conditions and post surgical needs. The Company has over 4,000 registered or licensed pediatric nurses on its active nursing registries. Although nursing services have traditionally provided the Company with lower profit margins than the Company's other lines of business, management anticipates that the Company will continue to increase the number of its branch offices that provide pediatric nursing services as the Company continues to focus on developing its pediatric business. Based on management's experience, referral sources generally will make arrangements for pediatric home nursing services before making arrangements for other pediatric home health care services necessary for the release from the hospital of a medically fragile child or an adult patient. As a result, management believes that its pediatric home nursing business facilitates the Company's ability to market its other pediatric services.

Respiratory Therapy Equipment Services. The Company's respiratory therapy equipment services involve the (i) delivery and setup of equipment, such as ventilators, apnea monitors, aerosol generators and intravenous infusion equipment, in accordance with physicians' prescriptions and standard operating procedures, (ii) periodic evaluation and maintenance of such equipment and (iii) delivery and setup of supplies necessary for the operation of such equipment. The Company provides such service and equipment to patients in the home with a variety of conditions, including obstructive pulmonary disease (e.g., emphysema, chronic bronchitis and asthma), neurologically related respiratory problems, cystic fibrosis, congenital heart defects and cancer. The Company hires skilled registered respiratory therapists and certified respiratory therapy technicians to provide these services. The Company also offers training to the patient and the family in equipment use and provides a 24-hour repair service through emergency on-call technicians.

Home Medical Equipment. The Company provides rentals and service of home medical equipment, which consists of wheelchairs, beds, walkers and other equipment primarily to adult patients. These services and equipment are typically provided at low profit margins in connection with other adult home health care services provided by the Company. As a result of management's focus on more profitable portions of the Company's business, revenue associated with adult home medical equipment has declined as a percentage of the Company's total net revenue to 3.3% in fiscal 1996.

Pharmacy.   The Company provides home infusion therapy for its patients.  The
Company's infusion therapy services involve the in-home administration of nutrients, antibiotics and other medications intravenously or through feeding tubes. Infusion therapies offered by the Company include parenteral and enteral nutrition, antibiotic therapy, pain management, chemotherapy and other infusion therapies.

The Company's mail order medication service provides unit dose medications to respiratory therapy patients based upon physicians' prescriptions. The Company is able to offer its patients medication in a premixed unit dose form, professional clinical support and claims processing. The Company employs licensed pharmacists to assist with its unit dose medication services business.

Sleep Disorder Studies. The Company's sleep disorder services involve providing sleep studies on its patients in the Company's sleep laboratory, the hospital (as an outpatient procedure) or in the patient's home. The Company employs registered polysomnographic technicians experienced in sleep disorders. The Company administers sleep disorder studies that are scored and interpreted by a physician who is experienced in sleep disorder medicine.

Medical Testing Services. In connection with the merger of Premier, the Company's services expanded to include services categorized as "Medical Testing Services" under the operating subsidiary of Insurance Medical Reporter ("IMR"). IMR is the fourth largest company providing comprehensive medical and paramedical testing, such as health histories, phlebotomy services and electrocardiograms to over 800 life, health and disability insurance companies. The testing services are provided through a network of over 80 field offices in strategic geographical locations. Licensed professionals administer the tests and provide the test results to the underwriting departments of the insurance companies for their risk assessment. IMR provides the testing services in all 50 states including Puerto Rico.

The Company's services are provided by more than 4,000 licensed or credentialed nurses and therapists. All of the Company's offices, other than those recently acquired or established, have received accreditation from the JCAHO.

OPERATIONS.

Local Office Network. The Company currently provides home health care services through a network of 97 branch offices located in 27 states. The Company seeks to address the local market needs of the home health care industry through its branch office network. Each branch office conducts local marketing efforts, negotiates contracts with local referral sources, recruits personnel and coordinates patient care. Since the provision of home health care service is generally a local business, the Company provides its branch office managers with training, comprehensive policies and procedures and standardized operating systems, while allowing them sufficient autonomy to address local needs.

The Company's branch offices are divided into six divisions. Each division has its own Divisional Vice President who coordinates all activities within his or her division. Under the Company's management structure, branch office managers report directly to the Divisional Vice President.

Case Administration.   Before the Company provides services to a patient, the
Company coordinates with third-party payors, physicians, case managers and other referral sources. In order to accomplish this coordination, the Company has developed case management and clinical coordination functions.

Case Management. Prior to accepting certain patients, the Company assigns a case manager to review the patient's insurance status to determine coverage and relevant reimbursement criteria. The case manager contacts the relevant third-party payors to negotiate the services that will be covered and the applicable rates. The case manager then communicates with the billing and collection department to assist in accurate billing. The case manager also assists in resolving disputes that may arise between the Company and third-party payors.

Clinical Coordination. The Company assigns a clinical coordinator as a case is referred to the

Company, typically before the patient leaves the hospital. The clinical coordinator works with the physician, case manager or other referral source to arrange all home healthcare services needed by the patient.

Sales, Marketing and Strategic Alliances.   PSA's products and services are
marketed primarily through its branch office personnel and various media formats. Sales and marketing activities at the branch office level are conducted through the office directors. These directors generally have a clinical background as registered nurses and/or therapists, and, as such, they are able to describe and promote the Company's products and services. The branch office directors attempt to cultivate relationships with their local referral sources through quality service, personal contacts and education about the appropriate role of home health care in the treatment of patients.

The Company obtains patients primarily through referrals from physicians (e.g., neonatologists, pediatricians, pulmonologists and internists), hospital discharge planners, case managers, community based health care institutions and social service agencies. The Company maintains a case management service department that develops and services formal relationships with large insurance companies and case managers. This department acts as the central point for coordination of services and benefits for patients referred by such organizations.

The Company also seeks to arrange preferred provider contracts with various managed care companies. These contracts typically designate the Company as a preferred provider of certain services in select areas but does not establish an exclusive relationship. The Company has preferred provider contracts that are both national and regional in scope. These preferred provider contracts typically set forth a range of services that the Company may provide and applicable rates payable to the Company for the provision of such services, as well as specifying required billing and claims procedures, record maintenance policies and other requirements.

As part of its sales and marketing strategy, the Company actively attempts to enter into relationships with payors and referral sources, such as managed care companies, as a preferred provider. The Company believes that payors and referral sources find the Company's services to be a high quality, cost effective alternative to prolonged hospitalization or rehospitalization of medically fragile children. Strategic alliances with large established payors and referral sources can significantly expand the Company's base of potential clients. Such strategic alliances include the formation of joint ventures and fee-for-service contracts to provide pediatric home health care service with other healthcare companies who have access to a significant base of potential patients.

The Company believes that JCAHO accreditation of its branch offices is an important factor in its sales and marketing efforts. Accreditation by JCAHO is one of the few indicators that referral sources have for judging the standard of quality of a home health care provider. The Company also believes that its focus on pediatric home care services combined with management's experience in rendering these services provides the Company with a significant sales and marketing advantage.

Billing and Collection. The Company derives substantially all of its net revenue from commercial insurance and private payors, Medicare and Medicaid.
The current reimbursement environment is a complicated process, involving multiple payors with differing coverage and reimbursement policies. Management of accounts receivable, through effective billing, collection and reimbursement procedures, is critical to the financial success of medical service providers due to lengthy reimbursement periods. The billing, collection and reimbursement process involves the collection, review and approval of a significant number of required documents. PSA reimbursement specialists work closely with the branch offices and third-party payors. Each specialist is responsible for ensuring the adequacy of the documentation, submitting the documentation and claims to third-party payors and expediting payment. The Company's billing and collection process is substantially centralized. As of September 30, 1996, PSA's days of sales outstanding ("DSO") in accounts receivable was 101 days. See "Liquidity and Capital Resources" incorporated by reference to the 1996 Annual Report which is filed as Exhibit 13 hereto.

Recruiting, Training and Retention of Professional Staff. As of September 30, 1996, the Company had over 4,000 licensed or credentialed nurses and therapists on its staff and active registries. The Company hires skilled pediatric nurses and skilled respiratory therapists to provide its services. Nurses generally have a minimum of one year prior pediatric or neonatal intensive care unit experience, a nursing license and current CPR certification, and each nurse must pass a written pediatric and medication exam and provide employment references. Therapists generally have a minimum of one year prior experience and current CPR certification, and must provide employment references.

To provide a qualified, reliable nursing and therapy services staff, the Company continuously recruits professional nurses and technical specialists and trains and offers benefits and other programs to encourage retention of these professionals. Recruiting is conducted primarily through advertising, employment fairs, direct contact with community groups and employment programs, and the use of bonus and other benefit programs designed to encourage new employee referrals by existing employees. The Company has in the past recruited pediatric nurses who have cared for a patient in the hospital to continue to provide care for such patient in the home through part-time or full-time employment with the Company. Under the Company's pediatric nursing training program, nurses are required to attend an orientation program where they are trained in aspects of home health care, such as equipment use, which differ from institutionally provided health care. If qualified, nurses receive additional training in the use of ventilators and other home respiratory equipment. The Company requires that nurses attend continuing education sessions on safety and techniques in home health care. Further, the Company offers its nurses periodic continuing education courses and professional seminars on various topics in home health care to assist in the retention of qualified personnel.

Quality Assurance. The Company has established a quality assurance program for the implementation and monitoring of service standards. All of the Company's branch offices, other than those recently acquired or established, have received accreditation from JCAHO, a nationally recognized, not-for-profit organization that develops standards for various health care providers and monitors compliance with such standards. JCAHO's objective standards are one of the few methods by which referring health care professionals may assess the quality of services of a home health care provider. The Company adheres to JCAHO guidelines and standards in all aspects of patient care delivery.

The Company's quality assurance program includes periodic quality audits and other measures designed to ensure compliance with the documentation and operating procedures required by state law, JCAHO standards and internal standards. The Company's officers oversee the results of these quality assurance audits and implements changes where necessary.

REIMBURSEMENT

During the past decade, federal and state governments and third-party payors have taken extensive steps intended to contain or reduce the costs of health care. These steps have included, among others, reduced reimbursement rates, changes in services covered, increased utilization review of services, negotiated prospective or discounted contract pricing and adoption of a competitive bid approach to service contracts. Cost containment efforts are expected to continue in the future. Home health care, which is generally less costly than hospital-based care, has generally benefitted from many of these cost containment efforts. As expenditures in the home health care market continue to grow, however, initiatives aimed at reducing the cost of health care delivery at non-hospital sites are increasing. Many state Medicaid programs, in an effort to contain the cost of health care and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Likewise, the federal 1990 Omnibus Budget Reconciliation Act ("OBRA 1990") imposed reimbursement limits and a national rate system for home medical equipment, including respiratory equipment. Similar initiatives have been implemented in the past and such initiatives are expected to continue in the future. A significant change in coverage or a reduction in payment rates for the types of health care services provided by the Company could have a material adverse effect upon the Company's business.

Medicare Program. Medicare is a federally funded health insurance program which provides health insurance coverage for certain disabled persons, persons age 65 and older and those with chronic renal disease. The Secretary of the United States Department of Health and Human Services (the "Secretary") is charged with administering the program. In turn, the Secretary has delegated much of that responsibility to the Health Care Financing Administration ("HCFA"). The Medicare program was enacted in 1965 as Title XVIII of the Social Security Act and consists of two separate insurance programs. "Hospital Insurance", established in Part A of the Social Security Act provides certain benefits covering inpatient hospital, nursing facility, home health and hospice services. "Supplementary Medical Insurance", established in Part B of the Social Security Act, provides benefits in the areas of outpatient hospital visits, physician services, other types of outpatient services, respiratory therapy, infusion therapy, home medical equipment and prosthetic devices. Individuals age 65 and older who qualify for Social Security or Railroad Retirement Benefits automatically qualify for Medicare Part A. Medicare Part B is a voluntary program and all individuals who are eligible for Part A coverage may elect to enroll in Part B. The Company is an authorized supplier eligible to receive direct reimbursement under Medicare Part A and B in certain geographic locations.

Health care providers must meet "conditions of participation" to receive Medicare payments. The conditions of participation are federal requirements intended to ensure the quality of the medical services provided. Part A providers are required to sign provider agreements to participate in Medicare. Medicare Part A is a cost based reimbursement program that requires the Company to file an annual operating report of those branch offices performing services under this program.

Under Part B, there is an annual deductible amount that the beneficiary must pay before Medicare will make any payments. After the Part B deductible is satisfied, Medicare will ordinarily pay 80% of the Medicare approved payment amount, and the beneficiary is responsible for paying the remaining 20%. Medicare has developed approved forms for submission of bills and claims.

Medicaid Program. Medicaid (Title XIX of the Social Security Act) is a cooperative state-federal program for medical assistance to the poor. States have great flexibility in determining the services which will be paid for under their Medicaid programs. Beyond mandatory services, states can provide a wide range of medical services, including services not otherwise covered under Medicare, such as long-term nursing care.

The following are the approximate percentages of the Company's net revenue attributable to various payors for the periods presented:

                                                                 Year Ended           Year Ended
                Payor                                        September 30, 1996   September 30, 1995
                -----                                        -------------------  -------------------

Commercial Insurance and Self Payors............                      64%                  62%
Medicaid and Other state Programs...............                      26%                  26%
Medicare and Other federal Programs.............                      10%                  12%
                                                                     ----                 ----
       Total....................................                     100%                 100%
                                                                     ====                 ====


COMPETITION

The home health care market is highly competitive and is divided among a large number of providers, some of which are national providers but most of which are either regional or local providers. Home health providers compete for referrals primarily based on quality of care and service, reputation with referring health care professionals and with the provider, ability to develop and maintain contacts with referral sources and price of services. The Company believes that its specialization in pediatric home health care as well as its coordinated care approach to home health care service broadens its appeal to local health care professionals and to managed care organizations.

In addition to its traditional competitors, other types of health care providers, including hospitals, physician groups and home health agencies, have entered, and may continue to enter, the Company's business. Certain of the Company's competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than the Company and may, in certain locations, possess licenses or certificates that permit them to provide services that the Company cannot currently provide. There can be no assurance that the Company will not encounter increased competition in the future that could limit the Company's ability to maintain or increase its business and could adversely affect the Company's operating results.

REGULATION

The Company's business is subject to extensive and frequently changing state and federal regulation. The Company is subject to state laws governing and regulating several aspects of its business, including the dispensing, distributing and compounding of prescription products, the providing of home health care services and home infusion services (including certificate of need and licensure requirements in states where applicable), the licensing of branch offices and the licensing of professionals under contract with the Company. The Company also is subject to certain state laws prohibiting the payment of remuneration for patient or business referrals.

Federal laws governing the Company's activities include regulations concerning pharmacy operations and regulations under the Medicare and Medicaid programs relating to, among other things, certification of home health agencies and reimbursement. In addition, federal fraud and abuse laws prohibit, among other things, the payment of remuneration for patient or business referrals.

New laws and regulations are enacted from time-to-time to regulate new and existing services and products in the home health care industry. Changes in the law or new interpretations of existing laws also could have an adverse effect on the Company's methods and costs of doing business. Further, failure of the Company to comply with such laws could adversely affect the Company's ability to continue to provide, or receive reimbursement for, its equipment and services, and also could subject the Company and its officers to civil and criminal penalties. There can be no assurance that the Company will not encounter regulatory impediments that could adversely affect its ability to open new branch offices and to expand the services currently provided at its existing branch offices. There can be no assurance that current or future government regulation will not have an adverse effect upon the Company's business.

Set forth below is a more detailed discussion of certain factors related to federal and state regulation of the Company and its business.

Medicare and Medicaid Regulations. As a provider of services under the Medicare and Medicaid programs, the Company is subject to federal laws and regulations governing reimbursement procedures and practices. These laws include the Medicare and Medicaid fraud and abuse statutes and regulations, which prohibit the payment or receipt of any form of remuneration in return for referring business or patients to providers of services for which Medicare and Medicaid payments are made. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Medicare and Medicaid programs and imprisonment. Several states also have statutes prohibiting financial arrangements with health care providers which, while similar in many respects to the federal laws, vary from state to state, are often vague, and have been interpreted inconsistently by courts or regulatory agencies. Various federal and state laws impose civil and criminal penalties against participants in the Medicare or Medicaid programs who make false claims for payment for services or otherwise engage in false billing practices. The Company has accounting and verification procedures designed to prevent such practices.

Medicare Certification. Federal regulations governing the Medicare program are also applicable to the Company. Regulations for Medicare reimbursement include an annual review of health care facilities and personnel and provide criteria for coverage and reimbursement. The Company is Medicare certified to provide nursing services in two states and Washington, D.C.

Licensure. Many states require companies providing pharmacy services, home health care services, home infusion therapy products and services and other products and services offered by the Company to be licensed. The Company currently is licensed as a home health agency in 14 states and is licensed as a home care agency in three states. The Company is licensed as a pharmacy in 36 states. The Company provides unit dose medications by mail order to various states. The Company has obtained or, in certain cases, is in the process of obtaining, licenses for its mail order services from such states.

Certificates of Need. Certain states require companies providing home health care services, home infusion therapy products and services and other products and services offered by the Company to have a certificate of need issued by a state health planning agency. Certificates of need are often difficult to obtain and in many instances a certificate of need is not obtainable at all (because an area is determined adequately served by existing providers or for other reasons). The Company, through the merger with Premier, acquired a certificate of need which allows it to provide home care services in eleven counties in Maryland, Washington, D.C. and Washington state. If the Company commences operations in a state, or expands its operations within a state in which it is currently operating, and those operations require a certificate of need, the Company will be required to obtain a certificate of need with respect to those operations. There can be no assurance that the Company will be able to obtain any required certificate of need, and, if so required, the Company will incur expenses in connection with attempting to obtain any required certificate of need.

HEALTH CARE REFORM

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change, and many competing proposals have been introduced in Congress and various state legislatures to reform the present health care system. The Clinton Administration proposal and other legislation introduced in the last Congress provided for insurance market reforms to increase coverage to employees. Although Congress enacted no such legislation, it is not possible to predict if any of these proposals will be reintroduced, or if any other proposal will be introduced in Congress or in any state legislature, or if and when any such proposal may be enacted. The adoption of a publicly financed, single-payor, national health plan not requiring the type of services currently delivered by the Company would have a material adverse effect on the Company's business. Additionally, it is possible that health care reform at the federal or state level, whether implemented through legislation or through action by federal or state administrative agencies, would require the Company to make significant changes in the way it
conducts business.   Certain aspects of health care reform such as proposed
reductions in Medicare and Medicaid payments, if successfully developed and adopted, could have a material adverse effect upon the Company's business. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and public debate of these issues will likely continue in the future. It is not possible at this time to predict what, if any, reforms will be adopted, or when such reforms will be adopted and implemented. No assurance can be given that any such reforms will not have a material adverse effect upon the Company's business.

MEDICARE REIMBURSEMENT FOR THE PROVISION OF OXYGEN THERAPY AND OTHER HOME MEDICAL SERVICES

A proposal is currently under discussion for a reduction in the reimbursement for oxygen therapy and various other reductions for home medical services. The Company had approximately $11.4 million in net revenue derived from Medicare oxygen therapies for the fiscal year ended September 30, 1996. If enacted, a reduction in payment rates for these types of health care services that are provided by the Company would have an impact upon the Company's business.


EMPLOYEES

As of September 30, 1996, the Company had over 4,000 licensed or credentialed nurses, therapists and pharmacists on its staff and active registries and employed approximately 926 full-time employees. The nurses and respiratory therapists are reflected as employees of the Company for federal income tax purposes.

ENVIRONMENTAL MATTERS

Medical facilities are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations, such as air and water quality control requirements, waste management requirements and requirements for training employees in the proper handling and management of hazardous materials and wastes. The typical branch office facility operations include, but are not limited to, the handling, use, storage, transportation, disposal and/or discharge of hazardous, toxic, infectious, flammable and other hazardous materials, waste, pollutants or contaminants. These activities may result in injury to individuals or damage to property or the environment and may result in legal liability damages, injunctions, fires, penalties or other governmental agency actions. PSA is not aware of any pending or threatening claim, investigation or enforcement action regarding environmental issues which, if determined adversely to PSA, would have an adverse effect upon the capital expenditures, earnings, or competitive position of the Company.

ITEM 2.                         PROPERTIES

PSA's principal executive offices are located in Norcross, Georgia. These offices currently utilize approximately 36,000 square feet of office and warehouse space. The Company currently has 97 branch offices in 27 states. Branch offices are typically located in office parks or complexes and average approximately 2,500 square feet. Each facility is a combination warehouse and office. The Company believes that its current facilities are suitable for and adequate to support the levels of its present operations.

The Company leases its facilities in Norcross, Georgia pursuant to a lease agreement that expires in June 2000. Lease terms on branch offices are generally two years or less.

ITEM 3.                         LEGAL PROCEEDINGS

The Company is subject to certain claims and lawsuits, the outcomes of which are not determinable at this time. In the opinion of management, any liability that might be incurred upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the consolidated financial condition or results of operations of PSA.

In recent years, physicians, hospitals and other participants in the health care industry have become subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. The Company currently maintains liability insurance intended to cover any claims. This insurance coverage is provided under a "claims-made" policy which provides, subject to the terms of the policy, coverage for certain claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the term of the policy for which a claim is made subsequent to the termination of the policy. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. In addition, while the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. In addition, the Company is subject to accident claims arising out of the normal operation of its fleet of vans and small trucks and maintains insurance intended to cover these claims. The Company also is named as an additional insured in the product liability policies maintained by certain manufacturers of health care equipment utilized by the Company in connection with its business and operations. A successful claim against the Company in excess of the insurance coverage could have a material adverse effect upon the Company's business. Claims against the Company, regardless of their merits or eventual outcome, also may have a material adverse effect upon the Company's reputation and business.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of PSA's fiscal year ended September 30, 1996, no matter was submitted to a vote of PSA's shareholders through the solicitation of proxies or otherwise.

ITEM 4(A).              EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of PSA, including their ages as of October 25, 1996, their principal occupations for at least the past five years, the year in which each was elected and any directorships held by them in other public companies.

Joseph D. Sansone (53) has been Chairman of the Board of Directors, President and Chief Executive Officer of PSA since its formation in 1989. From 1987 until the formation of PSA, Mr. Sansone was President of Ambulatory Services of America, Inc. ("ASA"), a wholly-owned subsidiary of Charter Medical, PSA's former parent. Prior to joining Charter Medical, Mr. Sansone was employed by American Medical International, Inc. ("AMI"). Mr. Sansone is also a director of the National Association of Medical Equipment Suppliers.

Stephen M. Mengert (47) has been Senior Vice President and Chief Financial Officer of PSA since July 1996. Mr. Mengert was Senior Vice President and Chief Financial Officer of Arbor Health Care Company from November 1995 to July 1996. From July 1990 until joining Arbor Health Care Company, Mr. Mengert was employed in a similar capacity at Rehability Corporation.

Charles P. Gaetano (45) has served as PSA's Senior Vice President of Development since March 1996 and as Vice President of Development beginning March 31, 1995 when the Company acquired PPI.

Mr. Gaetano served as Chief Executive Officer of PPI from 1990 to 1995.

James R. Henderson (51) joined ASA in 1987 as a Senior Regional Director and in 1989 became a Divisional Vice President of PSA. In 1996, Mr Henderson became Senior Vice President of Operations of PSA. From 1985 until joining ASA, Mr. Henderson was Director of Operations and President of Healthfocus Medical Equipment, Inc. in Houston, Texas, a wholly-owned subsidiary of Healthfocus, Inc.

Set forth below is certain information relating to certain corporate officers of PSA, including their ages as of October 25, 1996, their principal occupations for at least the past five years, the year in which each was elected and any directorships held by them in other public companies.

Pamela H. Barrow (45) joined ASA in October 1987 as a consultant and became Administrative Director of Nursing in December 1987. In 1988, Ms. Barrow became a Regional Director of Nursing and served in such capacity for PSA from its formation until she was appointed Vice President of Pediatric Specialties in 1990. Ms. Barrow was appointed Vice President of Managed Care in 1994.

Julie A. Bowman (49) joined ASA in 1985 as Director of Operations of the Denver, Colorado branch office and in 1986 became a Divisional Vice President of ASA. She has served in such capacity for PSA since its formation in 1989. Prior to joining ASA, Ms. Bowman was the President and founder of Rocky Mountain Respiratory Services, a respiratory services company located in Denver, Colorado, which was acquired by ASA in 1985.

Thomas E. D'Anna (41) has been Vice President of Marketing since October 1995. He was a Divisional Vice President of PSA from March 31, 1995 when the Company acquired Pediatric Partners, Inc. ("PPI") until October 1995. Mr. D'Anna served as President of PPI from 1990 to 1995 and was Chief Operating Officer of Hug Centers of America, a division of Healthfield, Inc., from 1988 through 1990.

Joseph M. Harrelson (40) joined ASA in 1984 as Director of Operations of the Atlanta, Georgia branch office and in 1989 became a Divisional Vice President of PSA. Mr. Harrelson also directs the Company's sleep disorders program in Atlanta, Georgia.

Lisa A. Palmer (37) a registered nurse, has been a Divisional Vice President of PSA since 1992 when APM Home Healthcare, Inc. ("APM") was acquired by the Company. In 1988, Ms. Palmer was a co-founder and Corporate Director of Nursing of Children's Healthcare, Inc., which was subsequently acquired by APM. Ms. Palmer served as Vice President of Operations of APM.

Susan E. Dignan (43) joined PSA as Vice President and General Counsel in January, 1996. From May 1993 through January 1996, Ms. Dignan worked as a corporate lawyer specializing in health care mergers and acquisitions at Long Aldridge & Norman in Atlanta, Georgia.

Linda K. Duval (54) has served as a Divisional Vice President of PSA beginning February 29, 1996 when the Company merged with Premier Medical Services, Inc. ("Premier"). Ms. Duval served as Chief Operating Officer of Premier from October 1, 1993 to February 29, 1996. Prior to joining Premier, Ms. Duval served in several capacities at The Olsten Corporation from January 1980 to October 1993. Ms. Duval is a Registered Nurse.


                                    PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON STOCK AND
                            RELATED STOCKHOLDER MATTERS

Information concerning the market for, holders of and dividends paid on the Company's Common Stock is set forth on the inside back cover page of the Company's 1996 Annual Report, which information is incorporated herein by reference. The Company intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.                        SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" on page 5 of the Company's 1996 Annual Report is incorporated herein by reference.


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Managements' Discussion and Analysis of Financial Condition and Results of Operations" on pages 6-9 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the notes thereto as of September 30, 1996 and 1995, and for each of the years in the three year period ended September 30, 1996, together with the report thereon of Ernst & Young LLP (which as to the years 1995 and 1994 is based in part on the report of Deloitte & Touche LLP independent auditors for the operations of Premier, included herein), set forth on pages 10-21 of the Company's 1996 Annual Report is incorporated herein by reference. Supplemental schedules, together with the independent auditors' reports thereon, are included beginning on page S-1 hereof. Such additional financial data should be read in conjunction with the consolidated financial statements.

ITEM 9.             CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years and the period from October 1, 1996 to the date hereof, the Company has not changed its independent auditors, and there have been no reportable disagreements with the Company's auditors regarding accounting principles or practices or financial disclosure matters.


                                   PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors of the Company set forth under the captions "Proposal 1 - Election of Directors - Nominees for Reelection as Directors at the 1997 Annual Meeting" and "Proposal 1 -Election of Directors - Continuing Directors of the Company" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders ("1997 Proxy Statement") is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance by the directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption "Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 11.                     EXECUTIVE COMPENSATION

Information relating to management compensation set forth under the captions "Proposal 1 - Election of Directors - Directors' Compensation and Attendance", "Executive Compensation" and "Stock Performance Graph" in the Company's 1997 Proxy Statement is incorporated herein by reference, except for the information set forth in the sections entitled "Executive Compensation - Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Stock Performance Graph" which specifically is not so incorporated by reference.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                               OWNERS AND MANAGEMENT

Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons is set forth under the caption "Stock Ownership" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and certain of its affiliates set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT.

     (1)  Financial Statements

          The consolidated financial statements of the Company and the related reports of independent auditors thereon which are required to be filed as part of this report are included in the Company's 1996 Annual Report and are incorporated by reference in Item 8 hereof or are included herein. These consolidated financial statements are as follows:

          .    Consolidated Balance Sheets as of September 30, 1996 and 1995.
          .    Consolidated Statements of Operations for the years ended
                 September 30, 1996, 1995, and 1994.
          .    Consolidated Statements of Redeemable Preferred Stock, Common
                 Stock and Other Stockholders' Equity for the years ended September 30, 1996, 1995 and 1994.
          .    Consolidated Statements of Cash Flows for the years ended
                 September 30, 1996, 1995 and 1994.
          .    Notes to Consolidated Financial Statements.

     (2)  Financial Statement Schedules

          The financial statement schedules referred to in Item 8 are described in the "Index to Financial Statement Schedules" included in this report on page S-1. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3)  Exhibits

          The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 3159 Campus Drive, Norcross, Georgia 30071-1042. There is a charge of $.50 per page to cover expenses for copying and mailing.

     3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

     3.2 Bylaws of the Company, as amended and restated (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

     10.1 Asset Purchase Agreement, dated August 20, 1993, by and among the Registrant, County Respiratory Products, Inc., Hyman Juter and Arlene Juter (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

     10.2 Loan and Security Agreement, dated January 14, 1993, by and among Pediatric Services of America, Inc., a Georgia corporation ("PSA-Georgia"), and Creditanstalt-Bankverein (incorporated by reference to
          Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

     10.3 First Amendment to Loan and Security Agreement, dated July 29, 1994, by and among PSA- Georgia, PSA and Creditanstalt-Bankverein (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

     10.4 Second Amendment to Loan and Security Agreement, dated as of March 31, 1995 by and among PSA-Georgia, PSA and Creditanstalt-Bankverein (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K (Date of Report: March 31, 1995)).

     10.5 First Amended and Restated Loan and Security Agreement, dated as of December 4, 1996, by and among PSA-Georgia, PSA and Creditanstalt-Bankverein and Nationsbank, N.A., as Lenders, filed herewith.

     10.6 Amended and Restated Warrant Agreement, dated July 29, 1994, by and among the Company and Creditanstalt-Bankverein (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

     10.7 Preferred Stock Rights Agreement, dated October 2, 1992, among the Company and the preferred stockholders of the Company named therein (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

     10.8 Stock Purchase and Stockholders Agreement, dated September 25, 1989, by and among the Company and the stockholders of the Company named therein, as amended on October 16, 1991 and January 14, 1993 (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

     10.9 Executive Compensation Plans and Arrangements:

          (a) Pediatric Services of America, Inc. Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit
                10.7 of the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

          (b) Amendment to the Pediatric Services of America, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.8(b) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

          (c) Pediatric Services of America, Inc. Director's Stock Option Plan, (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

          (d) Amendment to the Pediatric Services of America, Inc. Directors' Stock Option Plan, (incorporated by reference to Exhibit 10.8(d) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995) .

          (e) Pediatric Services of America, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement of Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

          (f) Pediatric Services of America, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8(f) of the Company's Annual Report Form 10-K for the fiscal year ended September 30,
                1995).

          (g) Form of Employment Agreement between Company and certain other executive officers (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

          (h) Employment Agreement, dated October 1, 1996, between the Company and Joseph D. Sansone, filed herewith.

          (i) Employment Agreement, dated July 22, 1996, between the Company and Stephen M. Mengert, filed herewith.

     10.10 Stock Purchase Agreement, dated October 1, 1994, among the Company, Dean Elazab and Oxygen Specialties, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (Date of
           Report: October 1, 1994)).

     10.11 Stock Purchase Agreement, among the Company and Joseph Balskus, Lisa Balskus, Celia Winkelman, Herman Winkelman and Balwink Enterprises, Inc. effective as of January 13, 1995 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K (Date of
           Report: January 13, 1995)).

     10.12 Stock Purchase Agreement, dated as of March 31, 1995, among the Company, T/2/ Medical, Inc., Charles Gaetano, Thomas D'Anna, Coram Healthcare Corporation and Consulting Agent & Employment Agreement, Chuck Gaetano and Thomas D'Anna, Pediatric Partners, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (Date of Report: March 31, 1995)).

     10.13 Stock Exchange Agreement, dated February 29, 1996, among the Company and Premier Medical Services, Inc. (incorporated by reference to
           Exhibit 1 to the Company's Current Report on Form 8-K (Date of
           Report: February 29, 1996)).

     11    Computation of Earnings per Share, filed herewith.

     13    1996 Annual Report.

           Except for the portions of the 1996 Annual Report that are specifically incorporated into this Form 10-K by reference, the 1996 Annual Report is not deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

     21    Subsidiaries of Company, filed herewith.

     23.1 Consent and Report as to Schedules of Independent Auditors, Ernst & Young LLP, filed herewith.

     23.2 Consent of Independent Auditors, Deloitte & Touche LLP, filed herewith.

     23.3 Report of Independent Auditors, Deloitte & Touche LLP, filed herewith.

     25    Powers of Attorney, filed herewith.

(b) The following Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                                                                            Financial
       Date of     Form 8-K                                                                 Statements
       Report      Item No.                     Description                                   Filed
       ------      --------                     -----------                                   -----
     July 12, 1996    5            Resignation of Senior Vice President and Chief               no
                                   Financial Officer and Appointment of Replacement
                                   dated on June 21, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Pediatric Services of America, Inc.
                                    (Registrant)

                                    By:  /s/ Joseph D. Sansone
                                       ----------------------------------------
                                            Joseph D. Sansone
                                          Chairman of the Board of Directors,
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                              Title                        Date
          ---------                              -----                        ----

   /s/ Joseph D. Sansone                Chairman of the Board of         December 13, 1996
--------------------------------------  Directors, President and
                 Joseph D. Sansone      Chief Executive Officer




                      *                 Chief Financial Officer,         December 13, 1996
--------------------------------------
                 Stephen M. Mengert     Senior Vice President,
                                        Treasurer and Secretary
                                        (Principal Financial and
                                        Accounting Officer)


                      *                 Director                         December 13, 1996
--------------------------------------
                 Michael J. Finn


                      *                 Director                         December 13, 1996
--------------------------------------
                 Adam O. Holzhauer


                      *                 Director                         December 13, 1996
--------------------------------------
                 Robert P. Pinkas


                      *                 Director                         December 13, 1996
--------------------------------------
                 Irving S. Shapiro


                      *                 Director                         December 13, 1996
--------------------------------------
                 Richard S. Smith


*By:  /s/ Stephen M. Mengert
    ----------------------------------
                (Attorney in Fact)

              PEDIATRIC SERVICES OF AMERICA, INC. AND SUBSIDIARY

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedules
---------

Schedules numbered in accordance with Rule 5.04 of Regulation S-X

     II   Valuation and Qualifying Accounts..................................S-2

All schedules except Schedules VIII and X have been omitted because the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

================================================================================

                SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS

              PEDIATRIC SERVICES OF AMERICA, INC. AND SUBSIDIARY

            COL. A                              COL. B                   COL. C                      COL. D           COL. E
            ------                              ------        ------------------------------         ------           ------

                                                                         ADDITIONS
                                                              ------------------------------

                                                                               CHARGED TO
                                               BALANCE AT     CHARGED TO       OTHER
                                               BEGINNING      COSTS AND        ACCOUNTS            DEDUCTIONS      BALANCE AT END
        DESCRIPTIONS                           OF PERIOD      EXPENSES         -DESCRIBE           -DESCRIBE       OF PERIOD
        ------------                           ----------     ----------       ----------          ----------      --------------
Year ended September 30, 1994:
  Deducted from asset accounts:
     Valuation allowance for deferred
       tax assets.............................  $   56,000      $     -        $   -             $       49,000(2)   $     7,000
     Allowance for doubtful accounts..........   1,646,000        1,411,068        301,980(3)         1,079,048(1)     2,280,000
                                                ----------      -----------    --------------    -----------------   ------------
        Total.................................  $1,702,000      $ 1,411,068    $   301,980       $    1,128,048      $ 2,287,000
                                                ==========      ===========    ==============    =================   ============

Year ended September 30, 1995:
  Deducted from asset accounts:
     Valuation allowance for deferred tax
      assets..................................  $    7,000      $     -        $    -            $    7,000(2)       $    -
     Allowance for doubtful accounts..........   2,280,000        3,163,799      2,939,690(4)     1,513,489(1)         6,870,000
                                                ----------      -----------    --------------    -----------------   -----------
                                                $2,287,000      $ 3,163,799    $2,939,690        $ 1,520,489           6,870,000
                                                ==========      ===========    ==============    =================   ===========
Year ended September 30, 1996:
 Deducted from asset accounts:
     Allowance for doubtful accounts..........  $6,870,000      $ 4,707,989    $   264,000(5)    $3,318,989(1)       $ 8,523,000
                                                ==========      ===========    ==============    =================   ===========


(1)  Uncollectible accounts written off, net of recoveries.
(2)  Utilization of net operating loss carryforwards.
(3) Allowance for doubtful accounts acquired in connection with the purchases of Peters Pediatric Nursing Team, Inc.
(4) Allowance for doubtful accounts acquired in connection with the purchases of Oxygen Specialties, Inc., Balwink Enterprises, Inc., Pediatric Partners, Inc. and Echo Medical, Inc.
(5) Allowance for doubtful accounts acquired in connection with the purchases of Maternal Infant Homecare, Case Management Systems, Inc. and Primary Health Services, Inc.

                                      S-2
================================================================================

                               INDEX TO EXHIBITS

The following exhibits are filed with or incorporated by reference in this report:

                                                                        Page No.
                                                                        --------
          Exhibits
(3)

          The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 3159 Campus Drive, Norcross, Georgia 30071-1042. There is a charge of $.50 per page to cover expenses for copying and mailing.

 3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

 3.2 Bylaws of the Company, as amended and restated (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

10.1 Asset Purchase Agreement, dated August 20, 1993, by and among the Registrant, County Respiratory Products, Inc., Hyman Juter and Arlene Juter (incorporated by reference to
          Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

10.2 Loan and Security Agreement, dated January 14, 1993, by and among Pediatric Services of America, Inc., a Georgia corporation ("PSA-Georgia"), PSA and Creditanstalt-
          Bankverein (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

10.3 First Amendment to Loan and Security Agreement, dated July 29, 1994, by and among PSA-Georgia, PSA and Creditanstalt-Bankverein (incorporated by reference to Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.4 Second Amendment to Loan and Security Agreement, dated as of March 31, 1995 by and among PSA-Georgia, PSA and
          Creditanstalt-Bankverein (incorporated by reference to
          Exhibit 10 to the Company's Current Report on Form 8-K (Date of Report: March 31, 1995)).

10.5 First Amended and Restated Loan and Security Agreement, dated as of December 4, 1996, by and among PSA-Georgia, PSA and Creditanstalt-Bankverein and Nationsbank, N.A., as Lenders, filed herewith.

10.6 Amended and Restated Warrant Agreement, dated July 29, 1994, by and among the Company and Creditanstalt-Bankverein
          (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1994).

10.7 Preferred Stock Rights Agreement, dated October 2, 1992, among the Company and the preferred stockholders of the Company named therein (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

10.8 Stock Purchase and Stockholders Agreement, dated September 25, 1989, by and among the Company and the stockholders of the Company named therein, as amended on October 16, 1991 and January 14, 1993 (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

10.9   Executive Compensation Plans and Arrangements:

       (a) Pediatric Services of America, Inc. Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 33-7880) filed on May 31,
              1994)).

       (b) Amendment to be the Pediatric Services of America, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.8(b) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

       (c) Pediatric Services of America, Inc. Director's Stock Option Plan, (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

       (d) Amendment to the Pediatric Services of America, Inc. Directors' Stock Option Plan (incorporated by reference to Exhibit 10.8(d) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

       (e) Pediatric Services of America, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement of Form S-1
              (Registration No. 33-77880) filed on May 31, 1994).

       (f)    Pediatric Services of America, Inc. Employee Stock
              Purchase Plan (incorporated by reference to Exhibit
              10.8(f) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

       (g) Form of Employment Agreement between Company and certain other executive officers (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31,
              1994).

       (h) Employment Agreement, dated October 1, 1996, between the Company and Joseph D. Sansone, filed herewith.

       (i) Employment Agreement, dated July 22, 1996, between the Company and Stephen M. Mengert, filed herewith.

                                                                        Page No.
                                                                        --------

10.10 Stock Purchase Agreement, dated October 1, 1994, among the Company, Dean Elazab and Oxygen Specialties, Inc.
        (incorporated by reference to Exhibit 2 to the Company's
        Current Report on Form 8-K (Date of Report: October 1, 1994)).

10.11 Stock Purchase Agreement, among the Company and Joseph Balskus, Lisa Balskus, Celia Winkelman, Herman Winkelman and Balwink Enterprises, Inc. effective as of January 13, 1995 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K (Date of Report: January 13,
        1995)).

10.12 Stock Purchase Agreement, dated as of March 31, 1995, among the Company, T/2/ Medical, Inc., Charles Gaetano, Thomas D'Anna, Coram Healthcare Corporation and Pediatric Partners, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (Date of Report: March 31, 1995)).

10.13 Stock Exchange Agreement, dated February 29, 1996, among the Company and Premier Medical Services, Inc. (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K (Date of Report: February 29, 1996)).

11      Computation of Earnings per Share, filed herewith.

13      1996 Annual Report.

        Except for the portions of the 1996 Annual Report that are specifically incorporated into this Form 10-K by reference, the 1996 Annual Report is not deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

21      Subsidiaries of Company, filed herewith.

23.1 Consent and Report as to Schedules of Independent Auditors , Ernst & Young LLP, filed herewith.

23.2 Consent of Independent Auditors, Deloitte & Touche LLP, filed herewith.

23.3 Report of independent Auditors, Deloitte & Touche LLP, filed herewith.

  25    Powers of Attorney, filed herewith.

        (b) The following Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.


                                                              Financial
        Date of    Form 8-K                                  Statements
         Report    Item No.       Description                   Filed
         ------    --------       -----------                ----------

    July 12, 1996     5        Resignation of Senior Vice        no
                               President and Chief Financial
                               Officer and Appointment of
                               Replacement dated on June 21,
                               1996

                                     E-3