Form 10-Q
period 1996-12-31
PEDIATRIC SERVICES OF AMERICA INC
filed 1997-02-13
CIK 893430

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes [X]    No [ ]

As of February 13, 1997 the Registrant had 6,256,473 shares of Common Stock, $0.01 Par Value, outstanding.
________________________________________________________________________________

FORM 10-Q
PEDIATRIC SERVICES OF AMERICA, INC.
INDEX



PART I                    FINANCIAL INFORMATION                     PAGE
NUMBER

ITEM 1:    Financial Statements

           Condensed Consolidated Balance Sheets as of
           December 31, 1996 and September 30, 1996.................  3

           Condensed Consolidated Statements of Operations for
           the three months ended December 31, 1996 and 1995........  5

           Condensed Consolidated Statements of Cash Flows for
           the three months ended December 31, 1996 and 1995........  6

           Notes to Condensed Consolidated Financial
           Statements...............................................  7

ITEM 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................  7


PART II    OTHER INFORMATION

ITEM 4:    Submission of Matters to a Vote of Security Holders...... 11

ITEM 6:    Exhibits and Reports on Form 8-K......................... 12

           Signatures............................................... 13

           Index of Exhibits........................................ 14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   (UNAUDITED)
                                                                   DECEMBER 31,   SEPTEMBER 30,
                                                                       1996            1996
                                                                   -------------  --------------

ASSETS
Current assets:
 Cash & cash equivalents..........................................    $    579        $    770
   Accounts receivable, less allowances for doubtful accounts
     of $9,296 & $8,523, respectively.............................      54,329          47,745
 Prepaid expenses.................................................         753             461
 Deferred income taxes............................................       3,524           3,524
 Other current assets.............................................       2,284           2,065
                                                                      --------        --------
Total current assets..............................................      61,469          54,565

Property & equipment:
 Home care equipment held for rental..............................      20,005          19,014
 Furniture & fixtures.............................................       5,308           4,910
 Vehicles.........................................................         602             581
 Leasehold improvements...........................................         558             562
                                                                      --------        --------
                                                                        26,473          25,067
 Accumulated depreciation & amortization..........................     (12,589)        (11,644)
                                                                      --------        --------
                                                                        13,884          13,423

Other assets:
 Goodwill, less accumulated amortization of $2,627
  & $2,333, respectively..........................................      32,313          28,734
 Certificates of need, less accumulated amortization of $191
  & $176, respectively............................................       1,156           1,172
 Deferred financing fees, less accumulated amortization of
  $95 & $76, respectively.........................................         375             216
 Non-compete agreements, less accumulated amortization of
  $612 & $582, respectively.......................................         338             368
 Other............................................................         305             258
                                                                      --------        --------

Total assets......................................................    $109,840        $ 98,736
                                                                      ========        ========


See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       (UNAUDITED)
                                                                       DECEMBER 31,   SEPTEMBER 30,
                                                                          1996           1996
                                                                      -------------  -------------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.........................................................$  5,441         $ 5,780
 Accrued compensation.....................................................   4,337           3,581
 Accrued insurance........................................................   2,044           1,846
 Other accrued liabilities................................................   3,088           2,724
 Deferred revenue.........................................................     759             792
 Income taxes payable.....................................................   1,591           1,852
 Current maturities of long-term obligations..............................   2,973           2,318
                                                                          --------         -------
Total current liabilities.................................................  20,233          18,893

Long-term obligations, net of current maturities..........................  31,769          23,638
Deferred income taxes.....................................................   1,077           1,077
Minority interest in subsidiary...........................................     895             935


Stockholders' equity:
 Preferred stock, $.01 par value, 2,000 shares authorized; no
   shares issued & outstanding............................................       -               -
 Common stock, $.01 par value, 8,000 shares authorized; 6,250 shares at December 31, 1996 & 6,248 shares at September 30, 1996
   issued & outstanding, respectively.....................................      62              62
 Additional paid-in capital...............................................  41,531          41,514
 Retained earnings........................................................  14,273          12,617
                                                                          --------         -------
Total stockholders' equity................................................  55,866          54,193
                                                                          --------         -------

Total liabilities & stockholders' equity................................. $109,840         $98,736
                                                                          ========         =======




See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                           (UNAUDITED)
                                                        ------------------

                                                          1996      1995
                                                        --------  --------
Net revenue..............................................$46,554   $36,910
Costs & expenses:
     Operating salaries, wages & employee benefits....... 19,734    16,865
     Other operating costs............................... 17,948    12,832
     Corporate, general & administrative.................  2,772     2,246
     Provision for doubtful accounts.....................  1,375     1,071
     Depreciation & amortization.........................  1,416     1,130
                                                         -------   -------
       Total costs and expenses.......................... 43,245    34,144
                                                         -------   -------
Operating income.........................................  3,309     2,766
Interest expense.........................................    575       270
                                                         -------   -------
Income before income taxes and minority interest.........  2,734     2,496
Minority interest loss in subsidiary.....................     40         -
                                                         -------   -------
Income before income taxes...............................  2,774     2,496
Income taxes.............................................  1,118     1,007
                                                         -------   -------
Net income...............................................$ 1,656   $ 1,489
                                                         =======   =======
SHARE DATA:
     Net income per common and common equivalent share...  $0.26     $0.24
                                                         =======   =======
     Weighted average common shares outstanding..........  6,432     6,041
                                                         =======   =======


See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                          (UNAUDITED)

                                                                                        1996       1995
                                                                                      ---------  ---------

OPERATING ACTIVITIES
  Net income.........................................................................  $ 1,656    $ 1,489

Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation & amortization........................................................    1,416      1,130
  Provision for doubtful accounts....................................................    1,375      1,071
  Amortization of deferred financing fees............................................       19          9
  Deferred income taxes..............................................................        -       (355)
  Minority interest loss in subsidiary...............................................      (40)         -
Changes in operating assets & liabilities, net of effects from acquisitions of businesses:
  Accounts receivable................................................................   (7,031)    (7,507)
  Prepaid expenses and other current assets..........................................     (551)      (178)
  Accounts payable...................................................................     (360)       557
  Income taxes.......................................................................     (281)       564
  Accrued liabilities................................................................    1,036        164
                                                                                       -------    -------
Net cash used in operating activities...............................................   (2,761)    (3,056)

INVESTING ACTIVITIES
  Purchases of property & equipment..................................................   (1,400)    (1,186)
  Acquisitions of businesses.........................................................   (4,250)      (513)
  Other, net.........................................................................     (378)      (343)
                                                                                       -------    -------
Net cash used in investing activities................................................   (6,028)    (2,042)

FINANCING ACTIVITIES
  Borrowings on short-term revolving line of credit, net.............................        -        815
  Principal payments on long-term debt...............................................      (91)      (311)
  Borrowings on long-term debt.......................................................    8,850      4,500
  Deferred financing fees............................................................     (179)         -
  Proceeds from exercise of stock options............................................       18         15
                                                                                       -------    -------
Net cash provided by financing activities............................................    8,598      5,019
                                                                                       -------    -------

Decrease in cash & cash equivalents..................................................     (191)       (79)

Cash & cash equivalents at beginning of year.........................................      770        101
                                                                                       -------    -------

Cash & cash equivalents at end of period...............................................  $   579    $    22
                                                                                       =======    =======
Supplemental disclosure of cash flow information:

  Cash paid for interest.............................................................  $   439    $   277
                                                                                       =======    =======

  Cash paid for income taxes.........................................................  $ 1,405    $   839
                                                                                       =======    =======

See accompanying notes to condensed consolidated financial statements

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1997. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1996 included in the Company's Annual Report on
     Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 1996 Annual Report.

2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (calculated using the treasury stock method). This calculation excludes any antidilutive shares during the period.

3.   ACQUISITIONS

     On October 1, 1996, the Company purchased the assets and assumed certain liabilities of IntensiCare, Inc. ("ICI"), a pediatric nursing company in Elmhurst, Illinois, for a total purchase price of $3.1 million, consisting of cash and assumption of indebtedness. Approximately $700,000 of the purchase price was placed in escrow to be issued to the stockholders of ICI on the first anniversary date of the purchase.

     On October 1, 1996, the Company purchased the assets and assumed certain liabilities of Pediatric Specialists, Inc. ("PSI"), a pediatric phototherapy company in San Dimas, California, for a total cash purchase price of $1.1 million. Approximately, $50,000 of the purchase price was allocated to a non-compete agreement and $250,000 was placed in escrow to be issued to the stockholders of PSI on the first anniversary date of the purchase.

     The acquisition of ICI and PSI are not considered significant and, therefore, the consolidated financial statements do not reflect pro forma financial information for these acquisitions.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     RESULTS OF OPERATIONS

     The historical condensed consolidated statements of operations of the Company for the three months ended December 31, 1996 contained in this report and the following discussion thereof include the effect of the Company's acquisitions of ICI and PSI subsequent to the respective dates of acquisition.

The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the prior period.

                                                                                              PERIOD-TO-PERIOD
                                                                                                PERCENTAGE OF
                                                               PERCENTAGE OF NET REVENUE     INCREASE (DECREASE)
                                                              ---------------------------    -------------------
                                                                     THREE MONTHS               THREE MONTHS
                                                                         ENDED                      ENDED
                                                                     DECEMBER 31,               DECEMBER 31,
                                                              ---------------------------    -------------------
                                                                  1996           1995           1996 TO 1995
                                                              -------------  ------------    -------------------

Net revenue.....................................................  100%          100%                26.1%
Operating salaries, wages and employee
   benefits..................................................... 42.4          45.7                 17.0
Other operating costs........................................... 38.5          34.8                 39.9
Corporate, general & administrative.............................  6.0           6.1                 23.4
Provision for doubtful accounts.................................  3.0           2.9                 28.3
Depreciation and amortization...................................  3.0           3.0                 25.3
                                                                 ----          ----              -------
Operating income................................................  7.1           7.5                 19.6
Interest expense................................................  1.2           0.7                112.7
                                                                 ----          ----              -------
Income before income taxes and minority
   interest.....................................................  5.9           6.8                  9.6
Minority interest loss in subsidiary............................  0.1             -                100.0
                                                                 ----          ----              -------
Income before income taxes......................................  6.0           6.8                 11.2
Income taxes....................................................  2.4           2.8                 11.1
                                                                 ----          ----              -------

Net income......................................................  3.6%          4.0%                11.2%
                                                                 ====          ====              =======

   The following table sets forth for the periods indicated a summary of net revenue by category:

                                                    THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                 -----------------------
PEDIATRIC HOME HEALTH CARE:                        1996            1995
                                                 -------         -------
   Nursing...................................... $13,946         $12,824
   Respiratory Therapy Equipment................   4,667           3,793
   Home Medical Equipment.......................     941             340
   Pharmacy and Other...........................   6,691           4,783
                                                 -------         -------
Total Pediatric Home Health Care................  26,245          21,740
                                                 -------         -------

ADULT HOME HEALTH CARE:

   Nursing......................................   5,810           4,150
   Respiratory Therapy Equipment................   5,412           5,192
   Home Medical Equipment.......................   1,284           1,324
   Pharmacy and Other...........................   1,635           1,092
                                                 -------         -------
    Total Adult Home Health Care................  14,141          11,758
                                                 -------         -------
    Total Medical Testing Services..............   6,168           3,412
                                                 -------         -------
    Total Net Revenue........................... $46,554         $36,910
                                                 =======         =======

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995.

   Net revenue increased $9.6 million, or 26%, to $46.5 million in the three months ended December 31, 1996 from $36.9 million in the same period in 1995. The Company's acquisitions and start-up operations accounted for approximately $3.5 million, or 37%, of the increase and internal growth accounted for the remaining $6.1 million, or 63%, of the increase. Overall, the internal growth in net revenue was 17% for the three months ended December 31, 1996. Of the $9.6 million increase in net revenue in the 1996 period, pediatric net revenue accounted for $4.5 million, or 47.0%, of the increase. Increased pediatric net revenue for the three months ended December 31, 1996 was attributable to the Company's acquisitions and start-up operations which contributed approximately $3.4 million, or 75%, of the increase and to marketing efforts which resulted in an increase in patients served rather than any significant increase in rates charged. Adult net revenue accounted for $2.4 million, or 25%, of the increase in net revenue for the three months ended December 31, 1996, primarily due to internal growth of existing locations. Medical testing services net revenue accounted for $2.7 million, or 28%, of the increase in net revenue for the quarter, primarily due to an increase in the volume of business.

   Operating salaries, wages and employee benefits consist primarily of branch office operations. Operating salaries, wages and benefits increased $2.9 million, or 17%, to $19.7 million in the three months ended December 31, 1996 from $16.8 million in the same period in 1995. The increase was primarily due to the Company's acquisitions and start-up operations which added approximately $2.6 million, or 91%, of the increase and the remainder to internal growth. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended December 31, 1996 decreased to 42% from 46% in the comparable period in 1995. The decrease in operating salaries, wages and employee benefits as a percentage of net revenue is primarily attributable to a change in business mix to a higher percentage of pharmacy and medical testing services net revenue to total net revenue. The pharmacy and medical testing services operations maintain a lower operating salaries, wages and employee benefits component as compared to the Company's other operations, thereby decreasing the Company's overall ratio.

   Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses and cost of sales. Other operating costs increased $5.1 million, or 40%, to $17.9 million in the three months ended December 31, 1996 from $12.8 million in the comparable period in 1995. Of this increase, $4.5 million, or 89%, relates to the Company's internal growth and the remainder to the Company's acquisitions and start-up operations. As a percentage of net revenue, other operating costs for the three months ended December 31, 1996 increased to 39% from 35% in the comparable period of 1995. The increase in other operating costs as a percentage of net revenue is primarily attributable to the increase in net revenue volume from the pharmacy and medical testing services operations. The pharmacy and medical testing services operations have a higher other operating cost component than the Company's other operations due to the purchase of drug product for the pharmacy business and payment of operating expenses for the medical testing services business.

   Corporate, general and administrative costs increased $0.5 million, or 23%, to $2.8 million in the three months ended December 31, 1996 from $2.3 million in the same period in 1995. The increase was primarily due the internal growth of the Company's operations. The percentage of corporate, general and administrative costs to net revenue was comparable for the three months ended December 31, 1996 and 1995.

   Provision for doubtful accounts consists of the amount of billed revenue that management estimates will become uncollectible. During the three months ended December 31, 1996, the Company's provision for doubtful accounts increased approximately $0.3 million, or 28%, to $1.4 million from $1.1 million in the same period in 1995. The increase is primarily due to the increase in total net revenue and days sales outstanding. As a percentage of net revenue, the provision for doubtful accounts is comparable for the three months ended December 31, 1996 and 1995.

   Depreciation and amortization expenses increased $0.3 million, or 25%, to $1.4 million in the three months ended December 31, 1996 from $1.1 million in the same period in 1995. The increase was primarily due to capital expenditures for the purchase of rental equipment and the amortization of goodwill from the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs were comparable for the three months ended December 31, 1996 and 1995.

   Interest expense increased $0.3 million, or 113%, to $0.6 million in the three months ended December 31, 1996 from $0.3 million in the same period in 1995. The increase was primarily the result of an increase in the Company's weighted average debt outstanding incurred to finance acquisitions and the Company's internal growth.

   Income tax expense increased $0.1 million, or 11%, to $1.1 million in the three months ended December 31, 1996 from $1.0 million in the same period in 1995. This increase is due to an increase in the profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

   In December 1996, the Company and its primary bank amended and restated the credit agreement ("1996 Amended and Restated Credit Agreement") to further increase the amount of available financing to $60 million, consisting of a $50 million revolving loan and a $10 million term loan. An additional bank was added to the credit agreement to expand the credit facility. Amounts available to borrow under the amended credit facility are subject to certain limits as defined in the agreement. As of December 31, 1996, the amount available under the 1996 Amended and Restated Credit Agreement was $22.6 million. Borrowings under this facility bear interest at LIBOR plus 1.5% or the Bank's prime rate, at the Company's option. The interest rates under this facility at December 31, 1996 ranged from 8.25% to 7.06% per annum. Amounts outstanding under the revolving loan are due in October 2000, and principal amounts outstanding under the term loan are due in 14 quarterly installments beginning on March 31, 1997. Outstanding borrowings under this facility at December 31, 1996 were approximately $34.6 million ($24.6 million under the revolving loan and $10.0 million under the term loan).

   The Company's operating cash flows are affected significantly by growth in accounts receivable, largely as a result of the Company's net revenue growth. For the three months ended December 31, 1996 and 1995, the Company's cash flows from operations were affected by increases in accounts receivable balances of $7.0 million and $7.5 million, respectively. These increases were due primarily to volume growth and acquisitions. The Company's days sales outstanding ("DSO") in accounts receivable was 107 days, 101 days and 95 days as of December 31, 1996, September 30, 1996 and December 31, 1995, respectively, based on the annualized net revenue for the last quarter of the period. The increase in the DSO is primarily attributable to the accelerated growth experienced by the
Company.   The Company has taken measures to improve the DSO by investing in additional accounts receivable staff and is completing the development of a new billing and receivable management system on target for implementation in the second quarter of fiscal 1997.

   The Company's investments in property and equipment are attributable to purchases of medical equipment that is rented to patients. The Company's investments in the acquisition of businesses were $4.6 million and $0.5 million respectively, for the three months ended December 31, 1996 and 1995.

   The Company has recorded a net deferred tax asset in its consolidated financial statements. Management believes that it is more likely than not that the net deferred tax asset will be realized.

   The Company intends to continue to expand its business primarily through acquiring local and regional home health care companies, opening branch offices in both new and existing markets and expanding the services currently provided at its existing branch offices. Acquisitions to date have been financed with a combination of cash generated from operations, borrowings under the Company's credit facility and shares of Common Stock of the Company.

   Development costs of new branch offices include, among other things, lease deposits and payments, and leasehold improvements and start-up costs, including marketing and labor costs. Management believes that the Company's cash commitment for each new branch office that delivers a full range of the Company's services may approximate $500,000. Such costs will vary depending upon inflation and the size and location of each facility and, accordingly, may vary substantially from this approximation. Management expects that its current plan to expand services at the Company's existing branch offices may require funds of up to $2 million.

   Management currently believes that internally generated funds and borrowings under the Company's amended credit facilities will be adequate to satisfy the Company's working capital requirements, including currently anticipated expansion, through December 1997.

QUARTERLY OPERATING RESULTS AND SEASONALITY

   The Company's quarterly results may vary significantly depending primarily on factors such as rehospitalizations of patients, the timing of new branch office openings and pricing pressures due to legislative and regulatory initiatives to contain health care costs. The Company believes that its net revenue is typically higher during the third and fourth quarters of its fiscal year due to respiratory illnesses associated with the spring and summer months. As a result of the above factors, the Company's operating results for any particular quarter may not be indicative of the results for the full fiscal year.


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1997 Annual Meeting of Shareholders of the Company was held on January 22, 1997. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each matter.

         (a) Election of the two directors named below for a term of three years expiring at the 2000 Annual Meeting of Shareholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

                              Votes                  Broker
                       --------------------  ----------------------
Nominees                  For      Withheld  Abstentions  Non-votes
--------               ---------   --------  -----------  ---------
Joseph D. Sansone      4,852,149     5,767        -          -
Irving S. Shaprio      4,851,956     5,960        -          -

   (b) The approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 8,000,000 to 80,000,000 shares.

                                     Votes
--------------------------------------------------------------------------------
   For                          Against                        Abstentions
   ---                          -------                        -----------

   3,799,204                   1,054,892                          3,820


   (c) Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending September 30, 1997.

                                     Votes
--------------------------------------------------------------------------------
   For                          Against                       Abstentions
   ---                          -------                       -----------

   4,819,254                     36,252                           2,410


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits
        --------

        The following exhibits are filed as part of this Report:

        3.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pediatric Services of America, Inc.

        11.1 Computation of Earnings per Share

   (b)  Reports on Form 8-K
        -------------------

        The Company did not file a Current Report on Form 8-K during the quarter ended December 31, 1996.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      PEDIATRIC SERVICES OF AMERICA, INC.
                                  (REGISTRANT)



Date:  February 13, 1997           By:  Stephen M. Mengert
                                       ----------------------------
                                                 Stephen M. Mengert
                                                 Senior Vice President,
                                                 Chief Financial Officer,
                                                 Treasurer and Secretary
                                                 (Duly authorized officer and
                                                 Principal Financial Officer)

                               INDEX OF EXHIBITS

                                                                       PAGE NO.
                                                                       --------

     3.1  Certificate of Amendment to the Amended and Restated
          Certificate of Incorporation of Pediatric Services of
          America, Inc. ..............................................    15

    11.1  Computation of Earnings per Share...........................    16