Form 10-Q
period 1997-03-31
PEDIATRIC SERVICES OF AMERICA INC
filed 1997-05-13
CIK 893430

--------------------------------------------------------------------------------



                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

                         Yes [X]    No [ ]



As of May 9, 1997 the Registrant had 6,268,228 shares of Common Stock, $0.01 Par Value, outstanding.



                                 Page 1 of  16
                                           ----

                         Index of Exhibits on page 14

FORM 10-Q
PEDIATRIC SERVICES OF AMERICA, INC.
INDEX



PART I    FINANCIAL INFORMATION                                          PAGE
                                                                        NUMBER

ITEM 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of
               March 31, 1997 and September 30, 1996....................   3

         Condensed Consolidated Statements of Operations for
               the three and six months ended March 31, 1997 and 1996...   5

         Condensed Consolidated Statements of Cash Flows for
               the six months ended March 31, 1997 and 1996.............   6

         Notes to Condensed Consolidated Financial
               Statements...............................................   7


ITEM 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................   8



PART II  OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K...............................  12

         Signatures.....................................................  13

         Index of Exhibits..............................................  14

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                               (UNAUDITED)
                                                MARCH 31,    SEPTEMBER 30,
                                                   1997          1996
                                                ---------    -------------
ASSETS
Current assets:
 Cash and cash equivalents....................   $    779        $    770
 Accounts receivable, less allowances
  for doubtful accounts of $10,127 and
  $8,523, respectively........................     59,410          47,745
 Prepaid expenses.............................        251             461
 Deferred income taxes........................      3,524           3,524
 Other current assets.........................      3,045           2,065
                                                 --------        --------
Total current assets..........................     67,009          54,565

Property and equipment:
 Home care equipment held for rental..........     21,260          19,014
 Furniture and fixtures.......................      6,215           4,910
 Vehicles.....................................        633             581
 Leasehold improvements.......................        558             562
                                                 --------        --------
                                                   28,666          25,067

 Accumulated depreciation and amortization....    (13,652)        (11,644)
                                                 --------        --------
                                                   15,014          13,423
Other assets:
 Goodwill, less accumulated amortization of
  $2,944 and $2,333, respectively.............     34,970          28,734
 Certificates of need, less accumulated
  amortization of $206 and $176, respectively.      1,141           1,172
 Deferred financing fees, less accumulated
  amortization of $124 and $76, respectively..        379             216
 Non-compete agreements, less accumulated
 amortization of $642 and $582, respectively..        358             368
 Other........................................        349             258
                                                 --------        --------
Total assets..................................   $119,220        $ 98,736
                                                 ========        ========

See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                           (UNAUDITED)
                                            MARCH 31,     SEPTEMBER 30,
                                              1997            1996
                                            ---------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......................    $  4,133         $ 5,780
 Accrued compensation...................       3,912           3,581
 Accrued insurance......................       2,270           1,846
 Other accrued liabilities..............       3,223           2,724
 Deferred revenue.......................         751             792
 Income taxes payable...................         322           1,852
 Current maturities of long-term
  obligations...........................       3,476           2,318
                                            --------         -------
Total current liabilities...............      18,087          18,893

Long-term obligations, net of current
 maturities.............................      41,516          23,638
Deferred income taxes...................       1,077           1,077
Minority interest in subsidiary.........         888             935


Stockholders' equity:
Preferred stock, $.01 par value, 2,000
 shares authorized;  no
  shares issued and outstanding.........           -               -
Common stock, $.01 par value, 80,000
 shares authorized; 6,261 shares at
 March 31, 1997 and 6,248 shares at
 September 30, 1996 issued and
 outstanding, respectively..............          63              62
 Additional paid-in capital.............      41,583          41,514
 Retained earnings......................      16,006          12,617
                                            --------         -------
Total stockholders' equity..............      57,652          54,193
                                            --------         -------

Total liabilities and stockholders'
 equity.................................    $119,220         $98,736
                                            ========         =======





See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED   SIX MONTHS ENDED

                                              MARCH 31,           MARCH 31,

                                             (UNAUDITED)         (UNAUDITED)
                                         ------------------  ------------------
                                           1997       1996      1997      1996
                                         -------    -------   -------   -------
Net revenue............................. $49,746    $40,166   $96,300   $77,077
Costs and expenses:
  Operating salaries, wages and
   employee benefits....................  21,461     18,147    41,196    35,011

  Other operating costs.................  18,541     14,708    36,489    27,540
  Corporate general and administrative..   2,973      2,453     5,745     4,700
  Provision for doubtful accounts.......   1,607      1,164     2,982     2,236
  Depreciation and amortization.........   1,481      1,180     2,897     2,310
  Merger costs..........................       -      1,166         -     1,166
                                         -------    -------   -------   -------
    Total costs and expenses............  46,063     38,818    89,309    72,963
                                         -------    -------   -------   -------
Operating income........................   3,683      1,348     6,991     4,114
Interest expense........................     787        400     1,361       670
                                         -------    -------   -------   -------
Income before income taxes and minority
 interest...............................   2,896        948     5,630     3,444
Minority interest in loss of subsidiary.       7          -        47         -
                                         -------    -------   -------   -------
Income before income taxes..............   2,903        948     5,677     3,444

Income taxes............................   1,170        372     2,288     1,379
                                         -------    -------   -------   -------
Net income.............................. $ 1,733    $   576   $ 3,389   $ 2,065
                                         =======    =======   =======   =======

NET INCOME ATTRIBUTABLE TO COMMON AND
 COMMON EQUIVALENT SHARES:
Net income.............................. $ 1,733    $   576   $ 3,389   $ 2,065
Less accretion on redeemable preferred
 stock..................................       -          4         -        10
Less preferred stock dividends..........       -         35         -        86
                                         -------    -------   -------   -------
Net income attributable to common and
 common equivalent shares............... $ 1,733    $   537   $ 3,389   $ 1,969
                                         =======    =======   =======   =======

SHARE DATA:
 Net income per common and common
  equivalent share...................... $  0.27    $  0.09   $  0.53   $  0.32
                                         =======    =======   =======   =======
 Weighted average common shares
  outstanding...........................   6,436      6,231     6,434     6,136
                                         =======    =======   =======   =======

See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                   SIX MONTHS ENDED
                                                        MARCH 31,
                                                      (UNAUDITED)
                                                     1997      1996
                                                  --------   --------
OPERATING ACTIVITIES
 Net income.....................................  $  3,389   $  2,065

Adjustments to reconcile net income to
 net cash used in operating activities:
 Depreciation and amortization..................     2,897      2,310
 Provision for doubtful accounts................     2,982      2,236
 Amortization of deferred financing fees........        48         17
 Deferred income taxes..........................         -       (351)
 Minority interest in loss of subsidiary........       (47)         -

Changes in operating assets and liabilities,
 net of effects from acquisitions of businesses:
 Accounts receivable............................   (12,950)   (14,529)
 Prepaid expenses and other current assets......      (810)       (62)
 Accounts payable...............................    (1,668)     3,530
 Income taxes...................................    (1,550)      (102)
 Accrued liabilities............................       969        281
                                                  --------   --------
Net cash used in operating activities...........    (6,740)    (4,605)


INVESTING ACTIVITIES

 Purchases of property and equipment............    (3,567)    (3,082)
 Acquisitions of businesses.....................    (7,247)    (3,854)
 Other, net.....................................        (7)       (68)
                                                  --------   --------
Net cash used in investing activities...........   (10,821)    (7,004)

FINANCING ACTIVITIES
 Principal payments on long-term debt...........      (854)      (496)
 Borrowings on long-term debt...................    18,564     12,241
 Deferred financing fees........................      (210)         -
 Payment of preferred stock dividends...........         -       (281)
 Proceeds from exercise of stock options........        70         44
                                                  --------   --------
Net cash provided by financing
 activities.....................................    17,570     11,508
                                                  --------   --------
Increase (Decrease) in cash and cash
 equivalents....................................         9       (101)

Cash and cash equivalents at beginning
 of year........................................       770        101
                                                  --------   --------
Cash and cash equivalents at end of
 period.........................................  $    779   $      -
                                                  ========   ========
Supplemental disclosure of cash flow
 information:

 Cash paid for interest.........................  $  1,144   $    753
                                                  ========   ========
 Cash paid for income taxes.....................  $  3,848   $  1,481
                                                  ========   ========


See accompanying notes to condensed consolidated financial statements

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1997. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 1996 Annual Report.

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for the periods after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended March 31, 1997 and 1996 of $0.01 and $0.0 per share respectively. The impact is expected to result in an increase in primary earnings per share for the six months ended March 31, 1997 and 1996 of $0.01 and $0.02 per share respectively. The impact of statement 128 on the calculation of fully diluted earnings per share for these three months ended March 31, 1997 and 1996 and six months ended March 31, 1997 and 1996 is not expected to be material.

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

     On October 1, 1996, the Company purchased the assets and assumed certain liabilities of Pediatric Specialists, Inc. ("PSI"), a pediatric phototherapy company in San Dimas, California, for a total cash purchase price of $1.1 million. Approximately $50,000 of the purchase price was allocated to a non-compete agreement and $250,000 was placed in escrow to be issued to the stockholders of PSI on the first anniversary date of the purchase.

     On January 1, 1997, the Company purchased the assets of Ivonyx, Inc. ("IV") a pharmacy company in Rancho Cordova, California for a total cash purchase price of $105,000.

     On January 1, 1997, the Company purchased the assets and assumed certain liabilities of Nurses Unlimited, Inc. ("NU"), a pediatric home nursing company in Santa Cruz, California for a total purchase price of $525,000. Approximately $200,000 of the purchase price will be paid quarterly in the form of a note over a two year period.

     On February 1, 1997, the Company purchased the assets and assumed certain liabilities of Concerned Nursing Care, Inc. ("CNC") a pediatric home nursing company in Newton, New Jersey for a total purchase price of $3.5 million. Approximately, $1.2 million of the purchase price will be paid over a two year period in the form of a note.

     The acquisition of ICI, PSI, IV, NU and CNC are not considered significant and, therefore, the consolidated financial statements do not reflect pro forma financial information for these acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in the Company's filings with the Securities and Exchange Commission.

     RESULTS OF OPERATIONS

     The historical condensed consolidated statements of operations of the Company for the three and six month periods ended March 31, 1997 contained in this report and the following discussion thereof include the effect of the Company's acquisitions of ICI, PSI, IV, NU and CNC subsequent to the respective dates of acquisition.

     The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the prior period.


                                                                                     PERIOD-TO-PERIOD
                                                                                       PERCENTAGE OF
                                            PERCENTAGE OF NET REVENUE               INCREASE (DECREASE)
                                           ---------------------------        -------------------------------
                                           THREE MONTHS    SIX MONTHS          THREE MONTHS      SIX MONTHS
                                              ENDED           ENDED               ENDED            ENDED
                                            MARCH 31,       MARCH 31,            MARCH 31,        MARCH 31,
                                           ------------    -----------        --------------   --------------
                                           1997    1996    1997   1996        1997  TO  1996   1997  TO  1996
                                           ----    ----    ----   ----        --------------   --------------
Net revenue.............................    100%    100%   100%   100%             23.9%            24.9%
Operating salaries, wages and employee
 benefits...............................   43.1    45.2    42.8   45.4             18.3             17.7
Other operating costs...................   37.3    36.6    37.9   35.7             26.1             32.5
Corporate, general and administrative...    6.0     6.1     6.0    6.1             21.2             22.2
Provision for doubtful accounts.........    3.2     2.9     3.1    2.9             38.1             33.4
Depreciation and amortization...........    3.0     2.9     3.0    3.0             25.5             25.4
Merger costs............................     -      2.9       -    1.5           -100.0           -100.0
                                           ----    ----    ----   ----           ------           ------
Operating income........................    7.4     3.4     7.2    5.4            173.2             69.9
Interest expense........................    1.6     1.0     1.4    0.9             96.8            103.1
                                           ----    ----    ----   ----           ------           ------
Income before income taxes and minority
 interest...............................    5.8     2.4     5.8    4.5            205.5             63.5
Minority interest in loss of subsidiary.    0.0      -      0.0      -               -                 -
                                           ----    ----    ----   ----           ------           ------
Income before income taxes..............    5.8     2.4     5.8    4.5            206.2             64.8
Income taxes............................    2.4     0.9     2.4    1.8            214.5             65.9
                                           ----    ----    ----   ----           ------           ------

Net income..............................    3.4%    1.5%    3.4%   2.7%           200.9%            64.1%
                                           ====    ====    ====   ====           ======           ======


The following table sets forth for the periods indicated a summary of net revenue by category:





                                          THREE MONTHS ENDED   SIX MONTHS ENDED

                                              MARCH 31,             MARCH 31,
                                          ------------------   -----------------
PEDIATRIC HOME HEALTH CARE:
                                              1997      1996      1997      1996
                                            -------   -------   -------   -------
   Nursing..............................   $14,234   $13,551   $28,544   $26,376
   Respiratory Therapy Equipment........     5,914     4,494    10,817     8,286
   Home Medical Equipment...............       338       406       717       746
   Pharmacy and Other...................     6,264     5,661    12,256    10,444
                                           -------   -------   -------   -------
         Total Pediatric Home Health
          Care..........................    26,750    24,112    52,334    45,852
                                           -------   -------   -------   -------

ADULT HOME HEALTH CARE:

   Nursing..............................     7,187     3,387    13,041     7,537
   Respiratory Therapy Equipment........     5,735     5,538    11,504    10,730
   Home Medical Equipment...............     1,418     1,419     2,855     2,743
   Pharmacy and Other...................     2,501     1,471     4,244     2,563
                                           -------   -------   -------   -------
         Total Adult Home Health Care...    16,841    11,815    31,644    23,573
                                           -------   -------   -------   -------
         Total Medical Testing Services.     6,155     4,239    12,322     7,652
                                           -------   -------   -------   -------
         Total Net Revenue..............   $49,746   $40,166   $96,300   $77,077
                                           =======   =======   =======   =======

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.


     Net revenue increased $9.6 million, or 24%, to $49.8 million in the three months ended March 31, 1997 from $40.2 million in the same period in 1996. The Company's acquisitions and start up operations accounted for approximately $2.5 million, or 26%, of the increase and internal growth accounted for the remaining $7.1 million, or 74%, of the increase. Overall, the internal growth in net revenue was 18% for the three months ended March 31, 1997. Of the $9.6 million increase in net revenue in the 1997 period, pediatric net revenue accounted for $2.7 million, or 28%, of the increase. Increased pediatric net revenue for the three months ended March 31, 1997 was attributable to the Company's acquisitions and start up operations which contributed approximately $2.5 million, or 93%, of the increase and to marketing efforts which resulted in an increase in patients served rather than any significant increase in rates charged. The comparison of net pediatric revenue versus prior year periods is impacted by a refinement in methodology used to calculate the statistic for acquired companies. The company is confident that its new method better reflects true operating performance and can be measured on a consistent basis now and in the future. Adult net revenue accounted for $5.0 million, or 52%, of the increase in net revenue for the three months ended March 31, 1997, primarily due to internal growth of existing locations. Medical testing services net revenue accounted for $1.9 million, or 20%, of the increase in net revenue for the quarter, primarily due to an increase in the volume of business.

     Operating salaries, wages and employee benefits consist primarily of branch office operations. Operating salaries, wages and benefits increased $3.3 million, or 18%, to $21.5 million in the three months ended March 31, 1997 from $18.1 million in the same period in 1996. The increase was attributable to the Company's acquisitions and start up operations which added approximately $1.5 million, or 44%, of the increase and the remainder to internal growth. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended March 31, 1997 decreased to 43% from 45% in the comparable period in 1996. The decrease in operating salaries, wages and employee benefits as a percentage of net revenue is attributable to a number of factors including: improved nursing productivity due to scheduling and staffing efficiencies and a change in business mix to a higher percentage of medical testing services net revenue to total net revenue. The medical testing services operations maintain a lower operating salaries, wages and employee benefits component as compared to the Company's other operations, thereby decreasing the Company's overall ratio.

     Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses and cost of sales. Other operating costs increased $3.8 million, or 26%, to $18.5 million in the three months ended March 31, 1997 from $14.7 million in the comparable period in 1996. Of this increase, $3.2 million, or 84%, relates to the Company's internal growth and the remainder to the Company's acquisitions and start up operations. As a percentage of net revenue, other operating costs for the three months ended March 31, 1997 remained unchanged when compared to the same period of 1996.

     Corporate, general and administrative costs increased $0.5 million, or 21%, to $3.0 million to the three months ended March 31, 1997 from $2.5 million in the same period in 1996. The increase was primarily due to the internal growth of the Company's operations. The percentage of corporate, general and administrative costs to net revenue was comparable for the three months ended March 31, 1997 and 1996.

     Provision for doubtful accounts consists of the amount of billed revenue that management estimates will become uncollectable. During the three months ended March 31, 1997, the Company's provision for doubtful accounts increased approximately $0.4 million, or 38%, to $1.6 million from $1.2 million in the same period in 1996. The increase is primarily due to the increase in total net revenue and days sales outstanding. As a percentage of net revenue, the provision for doubtful accounts is comparable for the three months ended March 31, 1997 and 1996.

     Depreciation and amortization expenses increased $0.3 million, or 26%, to $1.5 million in the three months ended March 31, 1997 from $1.2 million in the same period in 1996. The increase was primarily due to capital expenditures for the purchase of rental equipment and the amortization of goodwill from the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs were comparable for the three months ended March 31, 1997 and 1996.

     For the three months ended March 31, 1996, the Company incurred non-recurring merger costs related to the merger of the Company with Premier Medical Services, Inc. ("PMS") on February 29, 1996. These costs represent legal and professional fees, severance costs and other costs related to consummating the merger.

     Interest expense increased $0.4 million, or 97%, to $0.8 million in the three months ended March 31, 1997 from $0.4 million in the same period in 1996. The increase was primarily the result of an increase of $24 million compared to the same period last year in the Company's average debt outstanding incurred to finance acquisitions and the Company's internal growth.

     Income tax expense increased $0.3 million, or 37% to $1.2 million in the three months ended March 31, 1997 from $0.9 million, excluding the tax effect of the non-recurring merger costs, in the same period in 1996. This increase is due to an increase in the income before tax of the Company.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996.

     Net revenue increased $19.2 million, or 25% to $96.3 million in the six months ended March 31, 1997 from $77.1 million in the same period in 1996. The Company's acquisitions and start-up operations accounted for approximately $6.0 million, or 31% of the increase and internal growth accounted for the remaining $13.2 million, or 69% of the increase. Overall, the internal growth in net revenue was 17% for the six months ended March 31, 1997. Of the $19.2 million increase in net revenue in the 1997 period, pediatric net revenue accounted for $6.5 million, or 34% of the increase. Increased pediatric net revenue for the six months ended March 31, 1997 was attributable to the Company's acquisitions and start up operations which contributed approximately $5.9 million, or 91% of the increase and to marketing efforts which resulted in an increase in patients served rather than any significant increase in rates charged. The comparison of net pediatric revenue versus prior year periods is impacted by a refinement in methodology used to calculate the statistic for acquired companies. The company is confident that its new method better reflects true operating performance and can be measured on a consistent basis now and in the future. Adult net revenue accounted for $8.0 million, or 42% of the increase in net revenue for the six months ended March 31, 1997, primarily due to internal growth of existing locations. Medical testing services net revenue accounted for $4.7 million, or 24% of the increase.

     Operating salaries, wages and employee benefits consist primarily of branch office operations. Operating salaries, wages and benefits increased $6.2 million or 18% to $41.2 million in the six months ended March 31, 1997 from $35.0 million in the same period in 1996. The increase was primarily due to the Company's acquisitions and start up operations which added approximately $4.1 million, or 66%, of the increase and the remainder to internal growth. As a percentage of net revenue, operating salaries, wages and employee benefits for the six months ended March 31, 1997 decreased to 43% from 45% in the comparable period in 1996. The decrease in operating salaries, wages and employee benefits as a percentage of net revenue is attributable to a number of factors including: improved nursing productivity due to scheduling and staffing efficiencies and a change in business mix to a higher percentage of medical testing services net revenue to total net revenue. The medical testing services operations maintain a lower operating salaries, wages, and employee benefits component as compared to the Company's other operations, thereby decreasing the Company's overall ratio.

     Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses and cost of sales. Other operating costs increased $8.9 million, or 32%, to $36.5 million in the six months ended March 31, 1997 from $27.5 million in the comparable period in 1996. Of this increase, $7.8 million or 87%, relates to the Company's internal growth and the remainder to the Company's acquisitions and start up operations. As a percentage of net revenue, other operating costs for the six months ended March 31, 1997 increased to 38% from 36% in the comparable period of 1996. The increase in other operating costs as a percentage of net revenue is primarily attributable to the increase in net revenue volume from the medical testing services operations. The medical testing services operations have a higher other operating cost component than the Company's other operations due to the payment of operating expenses for the medical testing services business.

     Corporate, general and administrative costs increased $1.0 million, or 22%, to $5.7 million in the six months ended March 31, 1997 from $4.7 million in the same period in 1996. The increase was primarily due to the internal growth of the Company's operations. The percentage of corporate, general, and administrative costs to net revenue was comparable for the six months ended March 31, 1997 and 1996.

     Provision for doubtful accounts consists of the amount of billed revenue that management estimates will become uncollectable. During the six months ended March 31, 1997, the Company's provision for doubtful accounts increased approximately $0.8 million, or 33%, to $3.0 million from $2.2 million in the same period in 1996. The increase is primarily due to the increase in total net revenue and days sales outstanding. As a percentage of net revenue, the provision for doubtful accounts is comparable for the six months ended March 31, 1997 and 1996.

     Depreciation and amortization expenses increased $0.6 million, or 25%, to $2.9 million in the six months ended March 31, 1997 from $2.3 million in the same period in 1996. The increase was primarily due to capital expenditures for the purchase of rental equipment and the amortization of goodwill from the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs were comparable for the six months ended March 31, 1997 and 1996.

     For the six months ended March 31, 1996, the Company incurred non-recurring merger costs related to the merger of the Company with Premier Medical Services, Inc. ("PMS") on February 29, 1996. These costs represent legal and professional fees, severance costs and other costs related to consummating the merger.

     Interest expense increased $0.7 million, or 103%, to $1.4 million in the six months ended March 31, 1997 from $0.7 million in the same period in 1996. The increase was primarily the result of an increase of $22 million compared to the same period last year in the Company's average debt outstanding incurred to finance acquisitions and the Company's internal growth.

     Income tax expense increased $0.4 million, or 23%, to $2.3 million in the six months ended March 31, 1997 from $1.9 million, excluding the tax effect of the non-recurring merger costs, in the same period in 1996. This increase is due to an increase in the income before tax of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     In December 1996, the Company and its primary bank amended and restated the Credit Agreement ("1996 Amended and Restated Credit Agreement") to further increase the amount of available financing to $60 million, consisting of a $50 million revolving loan and a $10 million term loan. An additional bank was added to the credit agreement to expand the credit facility. Amounts available to borrow under the amended credit facility are subject to certain limits as defined in the agreement. As of March 31, 1997, the amount available under the 1996 Amended and Restated Credit Agreement was $15.7 million. Borrowings under this facility bear interest at LIBOR plus 1.5% or the Bank's base rate, at the Company's option. The interest rates under this facility at March 31, 1997 ranged from 8.50% to 6.94% per annum. Amounts outstanding under the revolving loan are due in October 2000, and principal amounts outstanding under the term loan are due in 14 quarterly installments the first of which was paid March 31, 1997. Outstanding borrowings under this facility at March 31, 1997 were approximately $43.6 million ($34.3 million under the revolving loan and $9.3 million under the term loan).

     The Company's operating cash flows are affected significantly by growth in accounts receivable, largely as a result of the Company's net revenue growth and the increase in the days sales outstanding. For the six months ended March 31, 1997 and 1996, the Company's cash flows from operations were affected by increases in accounts receivable balances of $13.0 million and $14.5 million, respectively. These increases were due primarily to volume growth, acquisitions and higher days sales outstanding ("DSO"). The Company's DSO in accounts receivable was 107 days and 101 days as of March 31, 1997 and March 31, 1996, respectively, based on the annualized net revenue for the last quarter of the period. The increase in the DSO is primarily attributable to the accelerated growth experienced by the Company, seasonality and the impact of the acquired
accounts receivable balances from the acquisitions.   The Company has taken
measures to improve the DSO by investing in upgraded skill sets of key reimbursement personnel, improved training programs and has begun the phased implementation of its new billing and receivable management system. For the six months ended March 31, 1997 and 1996, the Company's cash flows from operations were affected by the decrease and increase in accounts payable balances of $1.7 and $3.5, respectively. The days sales outstanding in payables decline of $5.2 is primarily attributed to the changes in the mix of vendor payment terms.

     The Company's investments in property and equipment are attributable to purchases of medical equipment that is rented to patients and capitalization of the cost of the new billing and receivable management system. The Company's investments in the acquisition of businesses were $7.3 million and $3.9 million respectively, for the six months ended March 31, 1997 and 1996.

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

     Development costs of new branch offices include, among other things, lease deposits and payments, and leasehold improvements and start-up costs, including marketing and labor costs. Management believes that the Company's cash commitment for each new branch office that delivers a full range of the Company's services may approximate $500,000. Such costs will vary depending upon inflation and the size and location of each facility and, accordingly, may vary substantially from this approximation. Management expects to be able to finance its current plan to expand services at the Company's existing branch offices with existing sources of working capital.

     Management currently believes that internally generated funds and borrowings under the Company's existing credit facilities will be adequate to satisfy the Company's working capital requirements, including currently anticipated expansion for the foreseeable future.

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

     (a)  Exhibits
          --------

          The following exhibits are filed as part of this Report:

          11.1  Computation of Earnings per Share

     (b)  Reports on Form 8-K
          -------------------

          The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PEDIATRIC SERVICES OF AMERICA, INC.
                                               (REGISTRANT)



Date:  May 12, 1997                   By:  Stephen M. Mengert
                                          ----------------------------
                                          Stephen M. Mengert
                                          Senior Vice President,
                                          Chief Financial Officer,
                                          Treasurer and Secretary
                                          (Duly authorized officer and
                                          Principal Financial Officer)

                               INDEX OF EXHIBITS


                                                                    PAGE NO.
                                                                    --------
11.1    Computation of Earnings per Share..........................   15