Form 10-Q
period 1997-06-30
PEDIATRIC SERVICES OF AMERICA INC
filed 1997-08-13
CIK 893430

--------------------------------------------------------------------------------



                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549





                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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



                         Yes [X]    No [ ]



As of August 6, 1997 the Registrant had 6,284,033 shares of Common Stock, $0.01 Par Value, outstanding.

-------------------------------------------------------------------------------

                                 Page 1 of  17
                                          -----

                         Index of Exhibits on page 15

FORM 10-Q
PEDIATRIC SERVICES OF AMERICA, INC.
INDEX



PART I    FINANCIAL INFORMATION
                                                                          PAGE
                                                                         NUMBER

ITEM 1:  Financial Statements

          Condensed Consolidated Balance Sheets as of
               June 30, 1997 and September 30, 1996.........................  3

          Condensed Consolidated Statements of Income for
               the three and nine months ended June 30, 1997 and 1996.......  5

          Condensed Consolidated Statements of Cash Flows for
               the nine months ended June 30, 1997 and 1996.................  6

          Notes to Condensed Consolidated Financial
               Statements...................................................  7



ITEM 2:  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................  8


PART II  OTHER INFORMATION



ITEM 6:  Exhibits and Reports on Form 8-K.................................  13

          Signatures......................................................  14

          Index of Exhibits...............................................  15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)





                                                              (UNAUDITED)
                                                                JUNE 30,         SEPTEMBER 30,
                                                                  1997               1996
                                                              -----------        -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 1,140             $   770
  Accounts receivable, less allowances for doubtful accounts
     of $9,829 and $8,523, respectively.....................     65,726              47,745
  Prepaid expenses..........................................        587                 461
  Deferred income taxes.....................................      3,524               3,524
  Other current assets......................................      2,708               2,065
                                                               --------            --------
Total current assets........................................     73,685              54,565


Property and equipment:
  Home care equipment held for rental.......................     22,491              19,014
  Furniture and fixtures....................................      6,534               4,910
  Vehicles..................................................        690                 581
  Leasehold improvements....................................        564                 562
                                                               --------            --------
                                                                 30,279              25,067
  Accumulated depreciation and amortization.................    (14,665)            (11,644)
                                                               --------            --------
                                                                 15,614              13,423

Other assets:
  Goodwill, less accumulated amortization of $3,295
     and $2,333, respectively...............................     38,571              28,734
  Certificates of need, less accumulated amortization of
   $222 and $176, respectively..............................      1,126               1,172
  Deferred financing fees, less accumulated amortization of
     $153 and $76, respectively.............................        350                 216
  Non-compete agreements, less accumulated amortization of
     $677 and $582, respectively............................        363                 368
  Other.....................................................        826                 258
                                                               --------            --------

Total assets................................................   $130,535             $98,736
                                                               ========            ========



See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                              (UNAUDITED)
                                                                JUNE, 30        SEPTEMBER 30,
                                                                  1997              1996
                                                             -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 4,542             $ 5,780
  Accrued compensation......................................     4,818               3,581
  Accrued insurance.........................................     2,501               1,846
  Other accrued liabilities.................................     4,182               2,724
  Deferred revenue..........................................       764                 792
  Income taxes payable......................................     1,503               1,852
  Current maturities of long-term obligations...............     3,865               2,318
                                                               -------             -------
Total current liabilities...................................    22,175              18,893

Long-term obligations, net of current maturities............    46,812              23,638
Deferred income taxes.......................................     1,077               1,077
Minority interest in subsidiary.............................       892                 935

Stockholders' equity:
Preferred stock, $.01 par value, 2,000 shares authorized; no
     shares issued and outstanding..........................         -                  -
Common stock, $.01 par value, 80,000 shares authorized;
     6,282 shares at June 30, 1997 and 6,248 shares at
     September 30, 1996 issued and outstanding, respectively.       63                  62
  Additional paid-in capital................................    41,671              41,514
  Retained earnings.........................................    17,845              12,617
                                                              --------             -------
Total stockholders' equity..................................    59,579              54,193
                                                              --------             -------

Total liabilities and stockholders' equity..................  $130,535             $98,736
                                                              ========             =======


See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                           (UNAUDITED)                     (UNAUDITED)
                                                  ------------------------------  -----------------------------
                                                       1997            1996             1997            1996
                                                  --------------  ---------------  --------------  ------------
Net revenue.....................................    $53,890           $43,033        $150,191        $120,110
Costs and expenses:
  Operating salaries, wages and employee
   benefits.....................................     23,108            18,704          64,304          53,715
  Other operating costs.........................     19,993            15,762          56,483          43,302
  Corporate general and administrative..........      3,499             2,959           9,244           7,659
  Provision for doubtful accounts...............      1,675             1,340           4,657           3,575
  Depreciation and amortization.................      1,583             1,267           4,480           3,577
  Merger costs..................................          -                 -               -           1,166
                                                    -------           -------        --------        --------
    Total costs and expenses....................     49,858            40,032         139,168         112,994
                                                    -------           -------        --------        --------
Operating income................................      4,032             3,001          11,023           7,116
Interest expense................................        964               588           2,325           1,258
                                                    -------           -------        --------        --------
Income before income taxes and minority interest      3,068             2,413           8,698           5,858
Minority interest in (gain) loss of subsidiary..         (4)                -              43              -
                                                    -------           -------        --------        --------
Income before income taxes......................      3,064             2,413           8,741           5,858
Income taxes....................................      1,225             1,012           3,513           2,392
                                                    -------           -------        --------        --------
Net income......................................    $ 1,839           $ 1,401        $  5,228        $  3,466
                                                    =======           =======        ========        ========
NET INCOME ATTRIBUTABLE TO COMMON AND COMMON
 EQUIVALENT SHARES:
Net income......................................    $ 1,839           $ 1,401        $  5,228        $  3,466
Less accretion on redeemable preferred stock....          -                 -               -              10
Less preferred stock dividends..................          -                 -               -              86
                                                    -------           -------        --------        --------
Net income attributable to common and common
  equivalent shares.............................    $ 1,839           $ 1,401        $  5,228        $  3,370
                                                    =======           =======        ========        ========

SHARE DATA:
 Net income per common and common equivalent
  share.........................................    $  0.29           $  0.22        $   0.81        $   0.54
                                                    =======           =======        ========        ========
 Weighted average common shares outstanding.....      6,434             6,488           6,434           6,253
                                                    =======           =======        ========        ========


See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                            NINE MONTHS ENDED
                                                                                 JUNE 30,
                                                                               (UNAUDITED)
                                                                             1997          1996
                                                                        -----------     ----------
OPERATING ACTIVITIES
  Net income..........................................................    $  5,228      $  3,466

Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization.......................................       4,480         3,577
  Provision for doubtful accounts.....................................       4,657         3,575
  Amortization of deferred financing fees.............................          77            27
  Deferred income taxes...............................................           -          (351)
  Minority interest in loss of subsidiary.............................         (43)            -

Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
  Accounts receivable.................................................     (20,656)      (17,146)
  Prepaid expenses and other current assets...........................      (1,083)         (138)
  Accounts payable....................................................      (1,344)        1,655
  Income taxes........................................................        (369)           34
  Accrued liabilities.................................................       2,708         2,068
                                                                          --------      --------
Net cash used in operating activities.................................      (6,345)       (3,233)

INVESTING ACTIVITIES
  Purchases of property and equipment.................................      (5,134)       (4,659)
  Acquisitions of businesses..........................................     (10,683)       (4,602)
  Other, net..........................................................          (1)          (50)
                                                                          --------      --------
Net cash used in investing activities.................................     (15,818)       (9,311)

FINANCING ACTIVITIES
  Principal payments on long-term debt................................      (1,729)       (8,276)
  Borrowings on long-term debt........................................      24,314        21,605
  Deferred financing fees.............................................        (210)          (91)
  Payment of preferred stock dividends................................           -          (281)
  Proceeds from exercise of stock options.............................         158            98
                                                                          --------      --------
Net cash provided by financing activities.............................      22,533        13,055
                                                                          --------      --------

Increase in cash and cash equivalents.................................         370           511

Cash and cash equivalents at beginning of year........................         770           101
                                                                          --------      --------

Cash and cash equivalents at end of period............................    $  1,140      $    612
                                                                          ========      ========

Supplemental disclosure of cash flow information:

  Cash paid for interest..............................................    $  1,977      $  1,143
                                                                          ========      ========

  Cash paid for income taxes..........................................    $  3,892      $  2,357
                                                                          ========      ========

See accompanying notes to condensed consolidated financial statements

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1997. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 1996 Annual Report.

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for the periods after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no expected impact on primary earnings per share for the three months ended June 30, 1997. The impact for the three months ended June 30, 1996 is expected to result in an increase in primary earnings per share of $0.01 per share. Adoption of Statement No. 128 is expected to result in an increase in primary earnings per share for the nine months ended June 30, 1997 and 1996 of $0.03 and $0.03 per share respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these three months ended June 30, 1997 and 1996 and nine months ended June 30, 1997 and 1996 is not expected to be material.


3.  INTEREST RATE SWAP AGREEMENT

     At June 30, 1997, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party") outstanding, having a cumulative notional principal amount of $25 million. The Company pays a fixed rate of 6.61% plus the applicable credit spread under the Company's credit facility. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.


4.   ACQUISITIONS

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

     On February 1, 1997, the Company purchased the assets and assumed certain liabilities of Concerned Nursing Care, Inc. ("CNC") a pediatric home nursing company in Newton, New Jersey for a total purchase price of $3.5 million. Approximately $1.2 million of the purchase price will be paid over a two year period in the form of a note.

     On April 1, 1997, the Company purchased substantially all of the assets of Comprehensive Medical Enterprises, Inc. ("CME") a pediatric home nursing company in Orlando, Florida for a total purchase price of $2.8 million. Approximately $550,000 of the purchase price will be paid annually over a two year period in the form of a note.

     On April 4, 1997, the Company purchased certain assets of Olsten Certified Healthcare Corporation ("OCH") in Raleigh, North Carolina for a total purchase price of $175,000.

     On May 1, 1997, the Company purchased the stock of Home Vitality, Inc. ("HVI") a pharmacy company in Downers Grove, Illinois for a total purchase price of $1.2 million, consisting of cash and assumption of indebtedness. Approximately $200,000 of the purchase price will be paid semi-annually in the form of a note over a two year period.

     The acquisitions of ICI, PSI, IV, NU, CNC, CME, OCH, and HVI are not considered significant as defined by Regulation S-X Rule 1-02(w) and, therefore, the consolidated financial statements do not reflect pro forma financial information for these acquisitions.



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

     RESULTS OF OPERATIONS

     The historical condensed consolidated financial statements of the Company for the three and nine month periods ended June 30, 1997 contained in this report and the following discussion thereof include the effect of the Company's acquisitions of ICI, PSI, IV, NU, CNC, CME, OCH, and HVI subsequent to the respective dates of acquisition.

     The following table is derived from the Company's unaudited condensed consolidated Statements of Income for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the prior period.

                                                                                               PERIOD-TO-PERIOD
                                                                                                 PERCENTAGE OF
                                                    PERCENTAGE OF NET REVENUE                 INCREASE (DECREASE)
                                               -------------------------------------  -------------------------------------
                                                  THREE MONTHS        NINE MONTHS         THREE MONTHS        NINE MONTHS
                                                     ENDED               ENDED               ENDED               ENDED
                                                    JUNE 30,            JUNE 30,            JUNE 30,            JUNE 30,
                                               ------------------  -----------------   ----------------    ---------------
                                                 1997       1996     1997     1996       1997 TO 1996      1997 TO 1996
                                               ---------  -------  -------  --------   ----------------    ---------------
Net revenue...............................        100%       100%      100%     100%          25.2%              25.0%
Operating salaries, wages and employee
 benefits.................................       42.9       43.5      42.8     44.7           23.5               19.7
Other operating costs.....................       37.1       36.6      37.6     36.0           26.8               30.4
Corporate, general and administrative.....        6.5        6.9       6.2      6.4           18.3               20.7
Provision for doubtful accounts...........        3.1        3.1       3.1      3.0           25.1               30.3
Depreciation and amortization.............        2.9        2.9       3.0      3.0           24.9               25.2
Merger costs..............................          -          -        -       1.0              -             (100.0)
                                                 ----       ----     -----     ----          -----             ------
Operating income..........................        7.5        7.0       7.3      5.9           34.3               54.9
Interest expense..........................        1.8        1.4       1.5      1.0           63.9               84.8
                                                 ----       ----     -----     ----          -----             ------
Income before income taxes and minority
 interest.................................        5.7        5.6       5.8      4.9           27.1               48.5
Minority interest in loss of subsidiary...        0.0          -       0.0        -              -                  -
                                                 ----       ----     -----     ----          -----             ------
Income before income taxes................        5.7        5.6       5.8      4.9           26.9               49.2
Income taxes..............................        2.3        2.3       2.3      2.0           21.0               46.9
                                                 ----       ----     -----     ----          -----             ------
Net income................................        3.4%       3.3%      3.5%     2.9%          31.2%              50.8%
                                                 ====       ====     =====     ====          =====              =====

The following table sets forth for the periods indicated a summary of net revenue by category:

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                      --------------------------  -----------------------
PEDIATRIC HOME HEALTH CARE:                                1997          1996          1997         1996
                                                      -------------  -----------  ------------  ----------
   Nursing..........................................        $19,075      $12,870       $47,255     $39,245
   Respiratory Therapy Equipment....................          5,944        4,780        16,525      13,066
   Home Medical Equipment...........................            482          303         1,761       1,049
   Pharmacy and Other...............................          7,702        5,791        20,657      16,236
                                                            -------      -------       -------     -------
          Total Pediatric Home Health Care..........         33,203       23,744        86,198      69,596
                                                            -------      -------       -------     -------
ADULT HOME HEALTH CARE:
   Nursing..........................................          4,485        5,159        17,482      12,695
   Respiratory Therapy Equipment....................          5,548        5,673        16,695      16,404
   Home Medical Equipment...........................          1,385        1,319         4,088       4,062
   Pharmacy and Other...............................          2,469        1,733         6,605       4,297
                                                            -------      -------      --------    --------
          Total Adult Home Health Care..............         13,887       13,884        44,870      37,458
                                                            -------      -------      --------    --------
          Total Medical Testing Services............          6,800        5,405        19,123      13,056
                                                            -------      -------      --------    --------
          Total Net Revenue.........................        $53,890      $43,033      $150,191    $120,110
                                                            =======      =======      ========    ========


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

     Net revenue increased $10.9 million, or 25%, to $53.9 million in the three months ended June 30, 1997 from $43.0 million in the same period in 1996. The Company's acquisitions and start-up operations accounted for approximately $3.7 million, or 34%, of the increase and internal growth accounted for the remaining $7.2 million, or 66%, of the increase. Overall, the internal growth in net revenue was 17% for the three months ended June 30, 1997. Of the $10.9 million increase in net revenue in the 1997 period, pediatric net revenue accounted for $9.5 million, or 87%, of the increase. Increased pediatric net revenue for the three months ended June 1997 was attributable to the Company's acquisitions and start-up operations which contributed approximately $3.6 million, or 38%, of the increase and the remainder to internal growth rather than any significant increase in rates charged. Adult net revenue was essentially unchanged. The comparison of net pediatric revenue versus prior year periods and the comparison of pediatric to adult is impacted by a refinement in methodology used to calculate the statistics. The company is confident that its new method better reflects true operating performance and can be measured on a consistent basis now and in the future. Medical testing services net revenue accounted for $1.4 million, or 13%, of the increase in net revenue for the quarter, primarily due to an increase in the volume of business.

     Operating salaries, wages and employee benefits consist primarily of branch office operations. Operating salaries, wages and employee benefits increased $4.4 million, or 24%, to $23.1 million in the three months ended June 30, 1997 from $18.7 million in the same period in 1996. The increase was attributable to the Company's acquisitions and start-up operations which added approximately $2.8 million, or 63%, of the increase and the remainder to internal growth. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended June 30, 1997 decreased to 43% from 44% in the comparable period in 1996. The decrease in operating salaries, wages and employee benefits as a percentage of net revenue is attributable to a number of factors including: improved nursing productivity due to scheduling and staffing efficiencies and a change in business mix to a higher percentage of pharmacy net revenue to total net revenue. The pharmacy operations maintain a lower operating salaries, wages and employee benefits component as compared to many of the Company's other operations, thereby decreasing the Company's overall ratio.

     Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses and cost of sales. The cost of sales consist primarily of the cost of pharmacy products. Other operating costs increased $4.2 million, or 27%, to $20.0 million in the three months ended June 30, 1997 from $15.8 million in the comparable period in 1996. Of this increase, $3.5 million, or 83%, relates to the Company's internal growth and the remainder to the Company's acquisitions and start-up operations. As a percentage of net revenue, other operating costs for the three months ended June 30, 1997 increased one half of 1% compared to the same period of 1996. The primary factor behind the increase is the higher cost of sales component in the pharmacy operations.

     Corporate, general and administrative costs increased $0.5 million, or 18%, to $3.5 million for the three months ended June 30, 1997 from $3.0 million in the same period in 1996. The increase was primarily due to the growth of the Company's operations and the addition of temporary personnel needed for implementation of the Company's new billing and collection system. The percentage of corporate, general and administrative costs to net revenue decreased by one half of 1% for the three months ended June 30, 1997 compared to the same period of 1996.

     Provision for doubtful accounts consists of the amount of billed revenue that management estimates will become uncollectable. During the three months ended June 30, 1997, the Company's provision for doubtful accounts increased approximately $0.3 million, or 25%, to $1.7 million from $1.3 million in the same period in 1996. The increase is primarily due to the increase in total net revenue and days sales outstanding. As a percentage of net revenue, the provision for doubtful accounts is comparable for the three months ended June 30, 1997 and 1996.

     Depreciation and amortization expenses increased $0.3 million, or 25%, to $1.6 million in the three months ended June 30, 1997 from $1.3 million in the same period in 1996. The increase was primarily due to capital expenditures for the purchase of rental equipment and the amortization of goodwill from the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs were comparable for the three months ended June 30, 1997 and 1996.

     Interest expense increased $0.4 million, or 64%, to $1.0 million in the three months ended June 30, 1997 from $0.6 million in the same period in 1996. The increase was primarily the result of a $25 million increase in the Company's average debt outstanding at June 30, 1997 compared to the same period last year. This additional debt was secured to finance acquisitions and the Company's working capital.

     Income tax expense increased $0.2 million, or 21% to $1.2 million in the three months ended June 30, 1997 from $1.0 million, in the same period in 1996. This increase is due to an increase in the income before tax of the Company.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996.

     Net revenue increased $30.1 million, or 25% to $150.2 million in the nine months ended June 30, 1997 from $120.1 million in the same period in 1996. The Company's acquisitions and start-up operations accounted for approximately $9.7 million, or 32% of the increase and internal growth accounted for the remaining $20.4 million, or 68% of the increase. Overall, the internal growth in net revenue was 17% for the nine months ended June 30, 1997. Of the $30.1 million increase in net revenue in the 1997 period, pediatric net revenue accounted for $16.6 million, or 55% of the increase. Increased pediatric net revenue for the nine months ended June 30, 1997 was attributable to the Company's acquisitions and start-up operations which contributed approximately $9.4 million, or 57% of the increase and the remainder to internal growth rather than any significant increase in rates charged. Adult net revenue accounted for $7.4 million, or 25% of the increase in net revenue for the nine months ended June 30, 1997, primarily due to internal growth of existing locations. The comparison of net pediatric revenue versus prior year periods and the comparison of pediatric to adult is impacted by a refinement in methodology used to calculate the statistics. The company is confident that its new method better reflects true operating performance and can be measured on a consistent basis now and in the future. Medical testing services net revenue accounted for $6.1 million, or 20% of the increase.

     Operating salaries, wages and employee benefits consist primarily of branch office operations. Operating salaries, wages and employee benefits increased $10.6 million or 20% to $64.3 million in the nine months ended June 30, 1997 from $53.7 million in the same period in 1996. The increase was primarily due to the Company's acquisitions and start-up operations which added approximately $6.9 million, or 65%, of the increase and the remainder to internal growth. As a percentage of net revenue, operating salaries, wages and employee benefits for the nine months ended June 30, 1997 decreased to 43% from 45% in the comparable period in 1996. The decrease in operating salaries, wages and employee benefits as a percentage of net revenue is attributable to a number of factors including: improved nursing productivity due to scheduling and staffing efficiencies, and a change in business mix to a higher percentage of medical testing services net revenue to total net revenue. The medical testing services operations maintain a lower operating salaries, wages, and employee benefits component as compared to the Company's other operations, thereby decreasing the Company's overall ratio.

     Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses and cost of sales. The cost of sales consist primarily of the cost of pharmacy products. Other operating costs increased $13.2 million, or 30%, to $56.5 million in the nine months ended June 30, 1997 from $43.3 million in the comparable period in 1996. Of this increase, $11.3 million or 86%, relates to the Company's internal growth and the remainder to the Company's acquisitions and start-up operations. As a percentage of net revenue, other operating costs for the nine months ended June 30, 1997 increased to 38% from 36% in the comparable period of 1996. The increase in other operating costs as a percentage of net revenue is primarily attributable to the higher cost of sales component in the pharmacy operations and the increase in net revenue volume from the medical testing services operations.

     Corporate, general and administrative costs increased $1.6 million, or 21%, to $9.2 million in the nine months ended June 30, 1997 from $7.7 million in the same period in 1996. The increase was primarily due to the growth of the Company's operations and the addition of temporary personnel needed for the implementation of the Company's new billing and collection system. The percentage of corporate, general, and administrative costs to net revenue was essentially comparable for the nine months ended June 30, 1997 and 1996.

     Provision for doubtful accounts consists of the amount of billed revenue that management estimates will become uncollectable. During the nine months ended June 30, 1997, the Company's provision for doubtful accounts increased approximately $1.1 million, or 30%, to $4.7 million from $3.6 million in the same period in 1996. The increase is primarily due to the increase in total net revenue and days sales outstanding. As a percentage of net revenue, the provision for doubtful accounts is comparable for the nine months ended June 30, 1997 and 1996.

     Depreciation and amortization expenses increased $0.9 million, or 25%, to $4.5 million in the nine months ended June 30, 1997 from $3.6 million in the same period in 1996. The increase was primarily due to capital expenditures for the purchase of rental equipment and the amortization of goodwill from the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs were comparable for the nine months ended June 30, 1997 and 1996.

     For the nine months ended June 30, 1996, the Company incurred non-recurring merger costs related to the merger of the Company with Premier Medical Services, Inc. ("PMS") on February 29, 1996. These costs represent legal and professional fees, severance costs and other costs related to consummating the merger.

     Interest expense increased $1.1 million, or 85%, to $2.3 million in the nine months ended June 30, 1997 from $1.3 million in the same period in 1996. The increase was primarily the result of a $21 million increase in the Company's average debt outstanding at June 30, 1997 compared to the same period last year. This additional debt was secured to finance acquisitions and the Company's working capital.

     Income tax expense increased $0.6 million, or 21%, to $3.5 million in the nine months ended June 30, 1997 from $2.9 million, excluding the tax effect of the non-recurring merger costs, in the same period in 1996. This increase is due to an increase in the income before tax of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     In December 1996, the Company and its primary bank amended and restated the Credit Agreement ("1996 Amended and Restated Credit Agreement") to further increase the amount of available financing to $60 million, consisting of a $50 million revolving loan and a $10 million term loan. An additional bank was added to the credit agreement to expand the credit facility. Amounts available to borrow under the amended credit facility are subject to certain limits as defined in the agreement. As of June 30, 1997, the amount available under the 1996 Amended and Restated Credit Agreement was $10 million. Borrowings under this facility bear interest at LIBOR plus 1.5% or the Bank's base rate, at the Company's option. The interest rates under this facility at June 30, 1997 ranged from 7.19% to 7.32% per annum. Amounts outstanding under the revolving loan are due in October 2000, and principal amounts outstanding under the term loan are due in 14 quarterly installments the second of which was paid June 30, 1997. Outstanding borrowings under this facility at June 30, 1997 were approximately $48.6 million ($40.0 million under the revolving loan and $8.6 million under the term loan).

     The Company is in the process of revising the credit facility to increase the amount of available financing to $100 million, modify the pricing structure, and expand the number of banks in the credit facility. The Company currently has commitments for the full $100 million bank facility. The revised bank facility is expected to close in the 1997 fiscal year fourth quarter.

     The Company's operating cash flows are affected significantly by growth in accounts receivable, largely as a result of the Company's net revenue growth and the increase in the days sales outstanding. For the nine months ended June 30, 1997 and 1996, the Company's cash flows from operations were affected by increases in accounts receivable balances of $20.7 million and $17.1 million, respectively. These increases were due primarily to volume growth, acquisitions and higher days sales outstanding ("DSO"). The Company's DSO in accounts receivable was 111 days and 97 days as of June 30, 1997 and June 30, 1996, respectively, based on the annualized net revenue for the last quarter of the period. The increase in the DSO is primarily attributable to the accelerated growth experienced by the Company, seasonality and the impact of the acquired accounts receivable balances from the acquisitions and diversion of collection activities due to the installation of the Company's new billing and collection system. The Company has taken measures to improve the DSO by hiring more experienced key reimbursment personnel, improving training programs and implementing its new billing and receivable management system. For the nine months ended June 30, 1997 and 1996, the Company's cash flows from operations were affected by the decrease and increase in accounts payable balances of $1.3 million and $1.7 million, respectively.

     The Company's investments in property and equipment are attributable to purchases of medical equipment that is rented to patients and capitalization of the cost of the new billing and receivable management system. The Company's investments in the acquisition of businesses were $10.7 million and $4.6 million respectively, for the nine months ended June 30, 1997 and 1996.

     The Company has recorded a net deferred tax asset in its consolidated financial statements. Management believes that it is more likely than not that the net deferred tax asset will be realized. During the quarter ended June 30, 1997, the 1996 tax return and the 1993 through 1995 amended tax returns were filed for the Company and its subsidiaries to take advantage of recent changes in the tax code which allowed for a revaluation of trade accounts receivable. This revaluation gave rise to expected cash refunds of $2.0 million plus interest. As a result of this revaluation, the net operating loss carryforwards of certain subsidiaries were increased by approximately $5.0 million which will be available to offset certain future tax payments.

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

     Management currently believes that internally generated funds and borrowings under the Company's existing and anticipated revised credit facilities will be adequate to satisfy the Company's working capital requirements, including currently anticipated expansion for the foreseeable future.

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


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              --------

              The following exhibits are filed as part of this Report:

              11.1  Computation of Earnings per Share
              11.2  Computation of Earnings per Share

         (b)  Reports on Form 8-K
              -------------------

              The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PEDIATRIC SERVICES OF AMERICA, INC.
                                             (REGISTRANT)



Date:  August 12, 1997            By:   Stephen M. Mengert
                                        ----------------------------------
                                              Stephen M. Mengert
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Secretary
                                              (Duly authorized officer and
                                              Principal Financial Officer)

                                      INDEX OF EXHIBITS

                                                                   PAGE NO.
                                                                   --------

     11.1  Computation of Earnings per Share....................      16
     11.2  Computation of Earnings per Share....................      17