Form 10-K405
period 1997-09-30
PEDIATRIC SERVICES OF AMERICA INC
filed 1997-12-23
CIK 893430

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---
                           ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


             For the Transition period from__________ to _________

                           COMMISSION FILE #0-23946

                      PEDIATRIC SERVICES OF AMERICA, INC.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   58-1873345
      ------------------------------        ---------------------------------
     (State or other jurisdiction of       (IRS Employer Identification Number)
      incorporation or organization)

       3159 Campus Drive
       Norcross, Georgia                                      30071-1042
      ------------------------------
     (Address of principal executive                          (Zip Code)
               offices)

     Registrant's telephone number,  including area code - (770) 441-1580
     --------------------------------------------------------------------

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements
for the past 90 days.           Yes  X      No
                                    ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

The aggregate market value of voting stock held by non-affiliates of the registrant on December 1, 1997, based on a closing price of $20.50 per share, was $126,358,946. As of December 1, 1997, the number of shares of the registrant's common stock outstanding was 6,521,976 shares.

                                 DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant's 1997 Annual Report and Proxy Statement for the Annual Meeting of Shareholders of the registrant to be held on January 21, 1998 is incorporated herein by reference in Parts II and III of this Annual Report on Form 10-K.

Page 1 of 224, including exhibits. Index of Exhibits is on page 25 hereof.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                          ANNUAL REPORT ON FORM 10-K
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                               Table of Contents
                              -------------------
Item                                                                                         Page
Number                                                                                     Number
------                                                                                     ------
                                    PART I
1.       Business..............................................................................  3

2.       Properties............................................................................ 14

3.       Legal Proceedings..................................................................... 15

4.       Submission of Matters to a Vote of Security Holders................................... 15

4(A).    Executive Officers of the Registrant.................................................. 15

                                    PART II

5.       Market for the Registrant's Common Stock and Related Stockholder Matters.............. 16

6.       Selected Financial Data............................................................... 16

7.       Management's Discussion and Analysis of Financial Condition and Results of Operations. 16

8.       Financial Statements and Supplementary Data........................................... 16

9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. 16

                                   PART III

10.      Directors and Executive Officers of the Registrant.................................... 16

11.      Executive Compensation................................................................ 17

12.      Security Ownership of Certain Beneficial Owners and Management........................ 17

13.      Certain Relationships and Related Transactions........................................ 17

                                   PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................ 17

                                  SIGNATURES................................................... 22

                    INDEX TO FINANCIAL STATEMENT SCHEDULES..................................... S-1

                              INDEX TO EXHIBITS................................................ 25

                                    PAGE - 2

                                 PART I

ITEM 1.                         BUSINESS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain statements of a forward-looking nature relating to future financial performance of the Company. When used in this Form 10-K, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference, and those discussed in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions and industry trends, the level of acquisition opportunities available to the Company and the Company's ability to negotiate the terms of such acquisitions on a favorable basis, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

GENERAL

Pediatric Services of America, Inc., a Delaware corporation, ("PSA" or the "Registrant"; unless the context otherwise requires, all references herein to the "Company" refer to PSA and its consolidated subsidiaries) has become the nation's largest focused pediatric home health care provider, specializing in home nursing, respiratory therapy, infusion therapy and related services for infants and children. PSA's pediatric home health care services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. As a complement to its pediatric respiratory and infusion therapy services, the Company also provides respiratory and infusion therapy and related services for adults. The Company also provides comprehensive and paramedical testing to the life, health and disability insurance industries. For the fiscal year ended September 30, 1997 ("fiscal 1997") pediatric patients accounted for approximately 59% of the Company's net revenue. The Company currently offers its home health care services through a network of 122 branch offices located in 29 states operated through various subsidiaries.

According to industry sources, the market for home health care services in the United States is estimated at $30 billion with the market for pediatrics estimated at over $5 billion. The Company believes that pediatric patients account for a significant portion of U.S. home health care service revenue. The pediatric home health care market is currently served primarily by a large number of small entities operating on a local or regional basis that generally provide a limited range of services. The Company believes that there are significant opportunities to acquire and consolidate entities operating in the pediatric home health care market.

PSA's services are designed to comprehensively address the full range of home health care needs of pediatric patients, particularly the needs of medically fragile children dependent on sophisticated nursing care and medical technology. Many pediatric patients suffer from complex medical problems, most of which result from premature births or genetic abnormalities. These medical problems include bronchopulmonary dysplasia, digestive and absorptive diseases, cystic fibrosis and neurologically related respiratory problems. Patients suffering from these disorders typically require intensive and specialized treatment over an extended period of time by specially trained professionals in neonatal and pediatric care. Substantially all of the Company's nurses have received specialized training in neonatal and pediatric care and generally are required to have had at least one year of prior experience in a neonatal critical care unit. PSA also provides technically advanced equipment for medically fragile children at

                                    PAGE - 3
home, such as ventilators, apnea monitors, aerosol generators and other specialized medical equipment. Additionally, the Company has developed case administration procedures that enable it to efficiently manage all aspects of patient care by coordinating the efforts of third-party payors, physicians, case managers and referral sources.

The Company believes that payors and referral sources recognize the specialized needs of medically fragile children and the high cost of rehospitalization associated with inadequate care. The Company believes further that payors and referral sources find the Company's services to be a high quality, cost effective alternative to prolonged hospitalization of such children. For example, the Company and a leading pediatric children's hospital, Miami Children's Hospital ("MCH"), have formed a joint venture to provide pediatric home health care services in conjunction with MCH's operations in Miami, Florida and surrounding counties. This joint venture will enable MCH to offer highly specialized pediatric home health care services to its clients and will provide PSA with access to a significant base of potential patients. Similarly, PSA is one of a limited number of companies which have been designated by United Healthcare Company and certain of its affiliates as a preferred provider of pediatric home health care services in selected geographic areas. PSA also has entered into preferred provider contracts with several local and regional insurance companies and managed care companies.

The Company has expanded its operations primarily through strategic acquisitions, new office openings and internal growth. Since fiscal 1991, the Company has completed 28 acquisitions acquiring an aggregate of 72 branch offices in 24 states and opened 11 additional start-up branch offices with the goal of becoming a national pediatric home health care provider. The Company has also experienced growth in revenue and profitability as a result of its sales and marketing efforts, introduction of new services and improved operating controls. See "Letter to Stockholders" incorporated by reference to the 1997 Annual Report which is filed as Exhibit 13 hereto.

RECENT DEVELOPMENTS

In October, 1997, PSA acquired the assets of Pediatric Physical Therapy, Inc., a pediatric physical therapy operation in St. Louis, Missouri, and signed an agreement to purchase the assets of Kid's Nurses, Inc., a pediatric nursing company in St. Louis, Missouri.

In November, 1997, PSA acquired the assets of Kids & Nurses, Inc., a pediatric home health care company with operations in Tennessee and Florida, adding seven new prescribed pediatric extended care centers to PSA's already existing centers in Florida and Georgia, and transferring to PSA pediatric certificates of need in four major metropolitan areas of Tennessee. Prior to this acquisition, PSA was not able to directly provide nursing services or physical and other therapies in the State of Tennessee. With the Kids & Nurses acquisition, PSA will be able to expand into the Tennessee pediatric market. These companies were not deemed significant for pro forma disclosure.

Another November, 1997, acquisition was the purchase by PSA of the assets of Intra-Care, Inc., a pharmacy and infusion company with three locations in New Jersey. In addition to directly providing home services, the IntraCare acquisition adds to PSA's services the management of physician's offices and allows provision of infusion services at out-patient centers.

In December, 1997, PSA purchased the assets of Cyber Home Medical Equipment Corporation, Inc. and Pre-Med, Inc., home medical equipment companies in New York with coverage of Long Island and several of the New York City boroughs. This acquisition, along with the other acquisitions in fiscal 1998, provide PSA with additional strategic presence in Missouri, Tennessee, Florida, New Jersey and New York, and the opportunity to expand our core business to include our wide range of services and national managed care contracts.

In the first quarter of fiscal 1998, PSA internally expanded its geographic coverage into the State of Rhode Island, from which it also expects to be able to service the southern portion of Massachusetts.

Finally, in December, 1997, one of PSA's consolidated subsidiaries, Insurance Medical Reporter, Inc. ("IMR"), purchased certain assets of ChoicePoint Services, Inc., expanding IMR's annualized product line revenue from approximately $26 million to $85 million. IMR provides paramedical examinations for the life and health insurance industries. This acquisition makes IMR one of the top five providers of paramedical

                                    PAGE - 4
examination services in the nation.

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

Expand Through Acquisitions, Internal Development and Strategic Alliances. The
-------------------------------------------------------------------------
Company is pursuing a strategy of consolidation on a nationwide basis within the fragmented pediatric home health care industry. To achieve this goal, the Company intends to expand its business primarily through acquiring local and regional home health care companies, opening branch offices in both new and existing markets and expanding the services currently provided at its existing branch offices. The Company's expansion strategy is to acquire pediatric home health care providers, as well as adult home health care companies, in select markets particularly if such companies provide attractive opportunities to expand pediatric services. The Company also plans to service populations covered by national managed care contracts.

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

Develop a National Organization.  The Company believes that operating
-------------------------------
efficiencies can be obtained through the development of a national organization. The Company also believes that by developing a national organization it will be in a better position to receive referrals and new business from certain large insurance companies and other third-party payors. The Company recognizes, however, that the provision of home health care services historically has been a local business in which both patients and referral sources are based in the immediate geographic area in which services are provided. The Company plans to continue to address the local needs of its markets by providing its branch offices with sufficient autonomy to address the sales and marketing needs of their specific markets.

Meet the Needs of Pediatric Patients.  Management believes that pediatric home
------------------------------------
health care services are becoming recognized as a distinct specialty within the home health care industry. Management believes that its focus on pediatric home health care services combined with its experience in rendering these services provide the Company with a significant sales and marketing advantage. The Company endeavors to maintain its position as a leading provider of comprehensive pediatric home health care services, particularly with respect to children dependent on sophisticated medical technology or nursing care. The Company's management has substantial experience in pediatric care, which has enabled the Company to provide technically advanced products and services for medically fragile children at home, such as ventilators, apnea monitors, aerosol generators and in-home private duty nursing.

                                    PAGE - 5

Provide Quality and Cost Effective Health Care to Pediatric Patients.  Quality
--------------------------------------------------------------------
of service is emphasized throughout the Company's organization, both in the hiring and training of its clinical personnel and the manner in which its home health care services are delivered. Quality assurance and training are directed and monitored by a Vice President of Quality Improvement, who is an experienced health care professional. All of the Company's offices, other than those recently acquired or established, have received accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), with most of the offices receiving accreditation with commendation. JCAHO is a nationally recognized, not-for-profit organization that develops standards for various health care providers and monitors compliance with such standards. The Company believes that it provides more cost effective home health care services than its local competitors. In the Company's experience, seriously ill patients of the Company encounter a lower rate of rehospitalization due to the Company's quality care and treatment expertise. Additionally, the Company's experienced case managers schedule lower modalities of care as the patient's health improves, and the Company provides case social workers who train and educate the patient's family to care for the patient. This lowers both the amount of care required by the improving patient and the levels of reimbursement from managed care payors.

Provide Efficient Case Administration.  The Company has developed case
-------------------------------------
administration controls to enable it to manage and coordinate patient care in an efficient manner. The Company manages cases by assigning case managers to work closely with third party payors prior to accepting a patient and during a patient's care. The Company also assigns clinical coordinators to work with physicians, case managers and other referral sources to arrange all of the home health care service needs of a patient. Management believes that its efficient case administration enables the Company to develop relationships with third party payors, physicians, case managers and other referral sources, generating important feedback and increased referrals for the Company.

SERVICES PROVIDED

The Company provides comprehensive home health care services to children, and respiratory and infusion therapy services and related equipment and other services to adults. As a result of its purchase of Premier Medical Services, Inc. ("Premier") on February 29, 1996, the Company provides medical examinations for the insurance industry through a wholly-owned subsidiary, Insurance Medical Reporter, Inc. ("IMR"). These services have been categorized under the caption "Medical Testing Services" in the table below. The following table summarizes the net revenue and percentages of net revenue of each major category of service offered by PSA for the periods indicated:


                                                        YEAR ENDED SEPTEMBER 30,
                                 -----------------------------------------------------------------------
                                           1997                     1996                    1995
                                 ---------------          ---------------         --------------

(In thousands)                    REVENUE      % TOTAL     REVENUE     % TOTAL      REVENUE    % TOTAL
-------------------------------  -----------  ---------   ----------  ---------   ----------  ---------
PEDIATRIC HOME HEALTH CARE
Nursing                             $ 65,927       32.3     $ 52,025       31.7     $ 33,715       30.1
Respiratory Therapy Equipment         22,918       11.2       17,458       10.7       13,166       11.8
Home Medical Equipment                 2,566        1.3        1,394        0.8        1,315        1.2
Pharmacy and Other                    29,151       14.3       22,819       14.0       10,152        9.1
                                    --------       ----     --------       ----     --------       ----
 Total Pediatric Home Health Care    120,562       59.1       93,696       57.2       58,348       52.2

ADULT HOME HEALTH CARE
Nursing                               21,900       10.7       17,683       10.8       13,354       11.9
Respiratory Therapy Equipment         21,719       10.6       22,085       13.5       19,367       17.3
Home Medical Equipment                 5,041        2.5        5,385        3.3        4,928        4.4
Pharmacy and Other                     8,757        4.3        5,975        3.6        3,729        3.3
                                    --------       ----     --------       ----     --------       ----
 Total Adult Home Health Care         57,417       28.1       51,128       31.2       41,378       36.9
                                    --------       ----     --------       ----     --------       ----
 Total Medical Testing Services       26,044       12.8       18,980       11.6       12,134       10.9
                                    --------       ----     --------       ----     --------       ----
Total                               $204,023        100%    $163,804        100%    $111,860        100%
                                    ========       ====     ========       ====     ========       ====

Pediatric Home Nursing Services.  The Company provides private duty care and
-------------------------------
intermittent nursing visits in the home setting for pediatric illnesses and conditions, including bronchopulmonary dysplasia, digestive and absorptive diseases, congenital heart defects, cancer, cerebral palsy, cystic fibrosis, handicaps, orthopedic conditions and post surgical needs. The Company has over 5,000 registered or licensed

                                    PAGE - 6
pediatric nurses on its active nursing registries. Although nursing services have traditionally provided the Company with lower profit margins than the Company's other lines of business, management anticipates that the Company will continue to increase the number of its branch offices that provide pediatric nursing services as the Company continues to focus on developing its pediatric business. Based on management's experience, referral sources generally will make arrangements for pediatric home nursing services before making arrangements for other pediatric home health care services necessary for the release from the hospital of a medically fragile child or an adult patient. As a result, management believes that its pediatric home nursing business facilitates the Company's ability to market its other pediatric services.

Respiratory Therapy Equipment Services.  The Company's respiratory therapy
--------------------------------------
equipment services involve the (i) delivery and setup of equipment, such as ventilators, apnea monitors and aerosol generators in accordance with physicians' prescriptions and standard operating procedures, (ii) periodic evaluation and maintenance of such equipment and (iii) delivery and setup of supplies necessary for the operation of such equipment. The Company provides such service and equipment to patients in the home with a variety of conditions, including obstructive pulmonary disease (e.g., emphysema, chronic bronchitis and asthma), neurologically related respiratory problems, cystic fibrosis, congenital heart defects and cancer. The Company hires skilled registered respiratory therapists and certified respiratory therapy technicians to provide these services. The Company also offers training to the patient and the family in equipment use and provides a 24-hour repair service through emergency on-call technicians.

Home Medical Equipment.  The Company provides rentals and service of home
----------------------
medical equipment, which consists of wheelchairs, beds, walkers and other equipment primarily to adult patients. These services and equipment are typically provided at low profit margins in connection with other adult home health care services provided by the Company. As a result of management's focus on more profitable portions of the Company's business, revenue associated with home medical equipment has declined as a percentage of the Company's total net revenue to 3.8% in fiscal 1997.

Pharmacy.   The Company provides home infusion therapy for its patients.  The
--------
Company's infusion therapy services involve the in-home administration of nutrients, antibiotics and other medications intravenously or through feeding tubes. Infusion therapies offered by the Company include growth hormone and hemophilia factor replacements, parenteral and enteral nutrition, antibiotic therapy, pain management, chemotherapy and other infusion therapies.

The Company's mail order medication service provides unit dose medications to respiratory therapy patients based upon physicians' prescriptions. The Company is able to offer its patients medication in a premixed unit dose form, professional clinical support and claims processing. The Company employs licensed pharmacists to assist with its unit dose medication services business.

Sleep Disorder Studies.  The Company's sleep disorder services involve providing
----------------------
sleep studies on its patients in the hospital's sleep laboratory, or in the patient's home. The Company employs registered polysomnographic technicians experienced in sleep disorders. The Company administers sleep disorder studies that are scored and interpreted by a physician who is experienced in sleep disorder medicine.

Medical Testing Services.   As a result of the purchase of Premier, the
------------------------
Company's services expanded to include services categorized as "Medical Testing Services" under the operating subsidiary of IMR. IMR is the fourth largest company providing comprehensive medical and paramedical testing, such as health histories, phlebotomy services and electrocardiograms to over 800 life, health and disability insurance companies. The testing services are provided through a network of over 80 field offices in strategic geographical locations. Licensed professionals administer the tests and provide the test results to the underwriting departments of the insurance companies for their risk assessment. IMR provides the testing services in all 50 states including Puerto Rico.

The Company's services are provided by more than 5,000 licensed or credentialed nurses and therapists. All of the Company's offices, other than those recently acquired or established, have received accreditation from the JCAHO.

                                    PAGE - 7

OPERATIONS.

Local Office Network.  The Company currently provides home health care services
--------------------
through a network of 122 branch offices located in 29 states. The Company seeks to address the local market needs of the home health care industry through its branch office network. Each branch office conducts local marketing efforts, negotiates contracts with local referral sources, recruits personnel and coordinates patient care. Since the provision of home health care service is generally a local business, the Company provides its branch office managers with training, comprehensive policies and procedures and standardized operating systems, while allowing them sufficient autonomy to address local needs.

The Company's branch offices are divided into five divisions. Each division has its own Divisional Vice President who coordinates all activities within his or her division. Under the Company's management structure, branch office managers may report either to a Regional Vice President or directly to the Divisional Vice President.

Case Administration.   Before the Company provides services to a patient, the
-------------------
Company coordinates with third-party payors, physicians, case managers and other referral sources. In order to accomplish this coordination, the Company has developed and implemented case management and clinical coordination functions.

Case Management.  Prior to accepting certain patients, the Company assigns a
---------------
case manager to review the patient's insurance status to determine coverage and relevant reimbursement criteria. The case manager contacts the relevant third-party payors to negotiate the services that will be covered and the applicable rates. The case manager then communicates with the billing and collection department to assist in accurate billing. The case manager also assists in resolving disputes that may arise between the Company and third-party payors.

Clinical Coordination.  The Company assigns a clinical coordinator as soon as a
---------------------
case is referred to the Company, typically before the patient leaves the hospital. The clinical coordinator works with the physician, case manager or other referral source to arrange all home healthcare services needed by the patient.

Sales, Marketing and Strategic Alliances.   PSA's products and services are
----------------------------------------
marketed primarily through its branch office personnel and various media formats. Sales and marketing activities at the branch office level are conducted through the office directors. These directors generally have a clinical background as registered nurses and/or therapists, and, as such, they are able to describe and promote the Company's products and services. The branch office directors attempt to cultivate relationships with their local referral sources through quality service, personal contacts and education about the appropriate role of home health care in the treatment of patients.

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

The Company also seeks to arrange preferred provider contracts with various managed care companies. These contracts typically designate the Company as a preferred provider of certain services in select areas but do not establish an exclusive relationship. The Company has preferred provider contracts that are both national and regional in scope. These preferred provider contracts typically set forth a range of services that the Company may provide and applicable rates payable to the Company for the provision of such services, as well as specifying required billing and claims procedures, record maintenance policies and other requirements.

As part of its sales and marketing strategy, the Company actively attempts to enter into relationships with payors and referral sources, such as managed care companies, as a preferred provider. The Company believes that payors and referral sources find the Company's services to be a high quality, cost effective alternative to prolonged hospitalization or re-hospitalization of medically fragile children. Strategic

                                    PAGE - 8
alliances with large established payors and referral sources can significantly expand the Company's base of potential clients. Such strategic alliances include the formation of joint ventures and fee-for-service contracts to provide pediatric home health care services with other healthcare companies who have access to a significant base of potential patients.

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

Billing and Collection.  The Company derives substantially all of its net
----------------------
revenue from commercial insurance and private payors, Medicare and Medicaid.
The current reimbursement environment is a complicated process, involving multiple payors with differing coverage and reimbursement policies. Management of accounts receivable, through effective billing, collection and reimbursement procedures, is critical to the financial success of medical service providers due to lengthy reimbursement periods. The billing, collection and reimbursement process involves the collection, review and approval of a significant number of required documents. PSA reimbursement specialists work closely with the branch offices and third-party payors. Each specialist is responsible for ensuring the adequacy of the documentation, submitting the documentation and claims to third-party payors and expediting payment.

The Company's billing and collection process has recently been strengthened by the partial implementation of its new National Patient Accounting System ("NPAS"). When fully implemented, this system will greatly enhance the Company's ability to control the quality of the revenue billed. The system employs client-server technology which provides all locations throughout the country with immediate access to patient information. Each location controls the set-up of its patients on the computer, however, the Corporate Reimbursement Department releases all charges for billing. This provides a high level of quality assurance and communications between the locations and the reimbursement staff.

Recruiting, Training and Retention of Professional Staff.  As of September 30,
--------------------------------------------------------
1997, the Company had over 5,000 licensed or credentialed nurses and therapists on its staff and active registries. The Company hires skilled pediatric nurses and skilled respiratory therapists to provide its services. Nurses generally have a minimum of one year prior pediatric or neonatal intensive care unit experience, a nursing license and current CPR certification, and each nurse must pass a written pediatric and medication exam and provide employment references. Therapists generally have a minimum of one year prior experience and current CPR certification, and must provide employment references as well.

To provide a qualified, reliable nursing and therapy services staff, the Company continuously recruits professional nurses and technical specialists, and trains and offers benefits and other programs to encourage retention of these professionals. Recruiting is conducted primarily through advertising, employment fairs, direct contact with community groups and employment programs, and the use of bonus and other benefit programs designed to encourage new employee referrals by existing employees. The Company has in the past recruited pediatric nurses who have cared for a patient in the hospital to continue to provide care for such patient in the home through part-time or full-time employment with the Company. Under the Company's pediatric nursing training program, nurses are required to attend an orientation program where they are trained in aspects of home health care, such as equipment use, which differ from institutionally provided health care. If qualified, nurses receive additional training in the use of ventilators and other home respiratory equipment. The Company requires that nurses attend continuing education sessions on safety and techniques in home health care. Further, the Company offers its nurses periodic continuing education courses and professional seminars on various topics in home health care to assist in the retention of qualified personnel.

Quality Assurance.  The Company has established a quality assurance program for
-----------------
the implementation and monitoring of service standards. All of the Company's branch offices, other than those recently acquired or established, have received accreditation from JCAHO, a nationally recognized, not-for-profit organization that develops standards for various health care providers and monitors compliance with such standards. JCAHO's objective standards are one of the few methods by which referring health care professionals may assess the quality of services of a home health care provider. The Company adheres to JCAHO guidelines and standards in all aspects of patient care delivery.

                                    PAGE - 9

The Company's quality assurance program includes periodic quality audits and other measures designed to ensure compliance with the documentation and operating procedures required by state law, JCAHO standards and internal standards. The Company's officers oversee the results of these quality assurance audits and implements changes where necessary.

REIMBURSEMENT

During the past decade, federal and state governments and third-party payors have taken extensive steps intended to contain or reduce the costs of health care. These steps have included, among others, reduced reimbursement rates, changes in services covered, increased utilization review of services, negotiated prospective or discounted contract pricing and adoption of a competitive bid approach to service contracts. Cost containment efforts are expected to continue in the future. Home health care, which is usually less costly than hospital-based care, generally has benefited from many of these cost containment efforts. As expenditures on home health care services continue to grow, however, initiatives aimed at reducing the cost of health care delivery in non-institutional settings are increasing. Many state Medicaid programs, in an effort to contain the cost of health care and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Likewise, the federal 1990 Omnibus Budget Reconciliation Act ("OBRA 1990") imposed reimbursement limits and a national rate system for home medical equipment, including respiratory equipment. Similar initiatives are expected to continue in the future. A significant change in coverage or a reduction in payment rates for the types of services provided by the Company could have a material adverse effect upon the Company's business.

Medicare Program.  Medicare is a federally funded health insurance program which
----------------
provides health insurance coverage for certain disabled persons, persons age 65 and older and those with chronic renal disease. The Secretary of the United States Department of Health and Human Services (the "Secretary") is charged with administering the program. In turn, the Secretary has delegated much of that responsibility to the Health Care Financing Administration ("HCFA"). The Medicare program was enacted in 1965 as Title XVIII of the Social Security Act and consists of two separate insurance programs. "Hospital Insurance," established in Part A of the Social Security Act, provides certain benefits covering inpatient hospital, nursing facility, home health and hospice services. "Supplementary Medical Insurance," established in Part B of the Social Security Act, provides benefits in the areas of outpatient hospital visits, physician services, other types of outpatient services, respiratory therapy, infusion therapy, home medical equipment and prosthetic devices. Individuals age 65 and older who qualify for Social Security or Railroad Retirement Benefits automatically qualify for Medicare Part A. Medicare Part B is a voluntary program and all individuals who are eligible for Part A coverage may elect to enroll in Part B. The Company is an authorized provider eligible to receive direct reimbursement under Medicare Part A and B in certain geographic locations.

Part A providers are required to sign provider agreements to participate in Medicare. The Medicare Part A home health benefit currently is a cost-based reimbursement program that requires the Company to file an annual cost report for those branch offices performing services under Part A and for the Company's home office. Medicare reimburses the Company for covered home health care services at the lowest of the Company's reimbursable costs (based on Medicare regulations), cost limits established by HCFA, or the Company's charges.

Under Part B, the beneficiary must pay an annual deductible amount before Medicare will make any payments. After the Part B deductible is satisfied, Medicare ordinarily will pay 80% of the Medicare approved payment amount, and the beneficiary is responsible for paying the remaining 20%. Medicare has developed approved forms for submission of bills and claims. Health care providers must meet "conditions of participation" to receive Medicare payments. The conditions of participation are federal requirements intended to ensure the quality of the medical services provided.

The passage of the 1997 Balanced Budget Act is expected to materially affect Medicare reimbursement to the home health industry. For services furnished on or after January 1, 1998, coverage of home health services under Part A will be reduced to a maximum of 100 visits during a spell of illness after a three-day hospitalization or after receiving services in a skilled nursing facility. Coverage for all other services will be shifted to Part B over the next seven years, requiring a patient co-payment and deductible. Periodic

                                   PAGE - 10

Interim Payments ("PIP") will be eliminated for cost reporting periods on or after October 1, 1999. Home health and durable medical equipment ("DME") companies will be required to post a $50,000 surety bond. Reimbursement reductions will be phased in beginning January 1, 1998 for oxygen and oxygen equipment, and DME fee schedules will be frozen.

Medicaid Program.  Medicaid (Title XIX of the Social Security Act) is a
----------------
cooperative state-federal program for medical assistance to the poor. In order to be eligible, a person must be either aged (over 65), blind or disabled or be the caretaker for minor children. States have great flexibility in determining the services which will be paid for under their Medicaid programs. Beyond mandatory services, states can provide a wide range of medical services, including services not otherwise covered under Medicare, such as long-term nursing care. The 1997 Balanced Budget Act also allows states to amend their state plans to expand services to uninsured children by providing $24 billion over the next 5 years in matching funds to State Medicaid Programs.

Commercial Insurance.  Other non-governmental payors, such as health maintenance
--------------------
organizations, preferred provider organizations, and traditional indemnity insurers are increasing pressure on health care providers to control health care costs and are limiting increases or even reducing reimbursement rates for health care services. Such pricing pressures could have a negative effect on the Company's business and financial condition.

The following are the approximate percentages of the Company's net revenue attributable to various payors for the periods presented:


                                                       Year Ended               Year Ended
                                                   September 30, 1997       September 30, 1996
                  Payor                          ----------------------  ------------------------
Commercial Insurance and Self Payors...........             64%                       63%
Medicaid and Other State Programs..............             27%                       27%
Medicare and Other Federal Programs............              9%                       10%
                                                           ---                       ---
Total                                                      100%                      100%
                                                           ===                       ===


COMPETITION

The home health care market is highly competitive and is divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. Home health providers compete for referrals primarily based on quality of care and service, reputation with referring health care professionals, ability to develop and maintain contacts with referral sources and price of services. The Company believes that its specialization in pediatric home health care, as well as its coordinated care approach to home health care services, broadens its appeal to local health care professionals and to managed care organizations.

In addition to its traditional competitors, other types of health care providers, including hospitals, physician groups and home health agencies, have entered, and may continue to enter, the Company's business. Except for the current moratorium on certifying new providers, which is expected to be a short-lived barrier, relatively few barriers to entry exist in the home health care industry in states that do not require a certificate of need. Certain of the Company's competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than the Company and may, in certain locations, possess licenses or certificates that permit them to provide services that the Company cannot currently provide. There can be no assurance that the Company will not encounter increased competition in the future that could limit the Company's ability to maintain or increase its business and could adversely affect the Company's operating results.

REGULATION

The Company's business is subject to extensive and frequently changing state and
federal regulation.   The Company is subject to state laws governing and
regulating several aspects of its business, including the dispensing, distributing and compounding of prescription products, the providing of home health care services and home infusion services (including certificate of need and licensure requirements in states

                                   PAGE - 11
where applicable), the licensing of branch offices, criminal background checks of employees and the licensing of professionals under contract with the Company. The Company also is subject to certain state laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a financial relationship exists between a referring physician and the entity providing the service.

Federal laws governing the Company's activities include regulations concerning pharmacy operations and regulations under the Medicare and Medicaid programs relating to, among other things, certification of home health agencies and reimbursement. In addition, federal fraud and abuse laws prohibit or restrict, among other things, the payment of remuneration to parties in a position to influence or cause the referral of patients or business.

New laws and regulations are enacted from time to time to regulate new and existing services and products in the home health care industry. Changes in the law or new interpretations of existing laws also could have an adverse effect on the Company's methods and costs of doing business. Further, failure of the Company to comply with such laws could adversely affect the Company's ability to continue to provide, or receive reimbursement for, its equipment and services, and also could subject the Company and its officers and employees to civil and criminal penalties. There can be no assurance that the Company will not encounter regulatory impediments that could adversely affect its ability to open new branch offices and to expand the services currently provided at its existing branch offices. There can be no assurance that current or future government regulation will not have an adverse effect upon the Company's business.

Set forth below is a more detailed discussion of certain factors related to federal and state regulation of the Company and its business.

Medicare and Medicaid Regulations.  As a provider of services under the Medicare
---------------------------------
and Medicaid programs, the Company is subject to federal laws and regulations governing reimbursement procedures and practices. These laws include the Medicare and Medicaid fraud and abuse statutes and regulations, which prohibit the payment or receipt of any form of remuneration in return for referring business or patients to providers of services for which payments are made by a government health care program. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Medicare and Medicaid programs and imprisonment. In addition, the Government recently enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), a portion of which took effect this year, expanding the government's fraud and abuse elimination efforts. HIPPA, among other provisions, expands the Government's efforts for prosecuting fraud and abuse beyond Medicare and Medicaid to all payors; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted.

While regulations interpreting Stark I (prohibiting referrals by physicians to clinical laboratories where the physician has a financial interest in such laboratory) have been issued, regulations interpreting Stark II (prohibiting such referrals by physicians to a more extensive range of services, including home health and durable medical equipment) have not been promulgated to date. No assurance can be given that all of the practices of the Company, if reviewed, would be found to be in compliance with such federal laws or with any future laws or regulations, as such laws and regulations ultimately may be interpreted. In addition, various federal and state laws impose civil and criminal penalties against participants in the Medicare or Medicaid programs who make false claims for payment for services or otherwise engage in false billing practices. The Government has significantly increased its scrutiny of the home health care industry by expanding Operation Restore Trust ("ORT") to twelve new states, as well as implementing "Wedge" audits. Any adverse findings under these types of audits can result in adjustments in future payments. While the Company has accounting and verification procedures designed to detect and prevent such practices, no assurance can be given that such findings, if any, will not adversely affect the business and financial condition of the Company.

Many states also have statutes prohibiting the payment or receipt (or the offer of) anything of value in return for, or to induce, a referral for health care goods or services. In addition, there are several other statutes that, although they do not explicitly address illegal payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these state laws vary from

                                   PAGE - 12
state to state, are often vague and have been interpreted inconsistently by courts and regulatory agencies. Private insurers and various state enforcement agencies also have increased their scrutiny of health care providers' practices and claims, particularly in the home health and home medical equipment areas. The Company currently is implementing a corporate compliance program, which serves as a mitigating factor under the federal sentencing guidelines. This program, proactive in nature, is being established to monitor internal practices for adherence to applicable federal, state and local rules and regulations.

Medicare Certification.  Federal regulations governing the Medicare program are
----------------------
also applicable to the Company. Regulations for Medicare reimbursement include an annual review of health care facilities and personnel and provide criteria for coverage and reimbursement. The Company is Medicare certified to provide nursing services in 21 states and Washington, D.C. In September 1997, the Clinton Administration issued a moratorium on certification of new home health providers for an indefinite period. While the Administration's action has been challenged in court, there can be no assurance that it will not have an adverse effect on the business and financial condition of the Company.

Permits and Licensure.  Many states require companies providing pharmacy
---------------------
services, home health care services, home infusion therapy products and services and other products and services offered by the Company to be licensed. The Company currently is licensed as a home health agency in 17 states and is licensed as a home care agency in 8 states. The Company is currently licensed as a pharmacy in 34 states. The Company provides unit dose medications by mail order to various states. The Company has obtained or, in certain cases, is in the process of obtaining, licenses for its mail order services from such states.

Certificates of Need.  Certain states (approximately 19) require companies
--------------------
providing home health care services, home infusion therapy products and services and other products and services offered by the Company to have a certificate of need issued by a state health planning agency. Certificates of need are often difficult to obtain and in many instances a certificate of need is not obtainable at all (because an area is determined to be adequately served by existing providers or for other reasons). If the Company commences operations in a state, or expands its operations in a state where it is currently operating, and those operations require a certificate of need, the Company will be required to obtain a certificate of need with respect to those operations. There can be no assurance that the Company will be able to obtain any required certificate of need, and, if so required, the Company will incur expenses in connection with attempting to obtain a certificate of need.

HEALTH CARE REFORM

Political, economic and regulatory influences are subjecting the health care industry in the United States to extensive and dynamic change, and many competing proposals have been introduced in Congress and various state legislatures to reform the present health care system.

Provisions in the Balanced Budget Act of 1997 are expected to significantly impact Medicare home health programs. The current cost reimbursement system for home health services will remain in effect for the two-year period prior to the implementation of a prospective payment system in October 1999. Effective for cost-reporting periods ending on or after October 1, 1997, agencies will be reimbursed at the lower of three amounts: a) their actual costs; b) the cost per visit limits reduced to 105% of the median costs for free-standing agencies; or c) an aggregate per beneficiary limit based on 75% of agency-specific costs and 25% on census region costs for cost-reporting years ending during fiscal year 1994, updated by the home health market basket index. For cost-reporting
                                             ------
periods beginning on or after October 1, 1997, the cost-per-visit limits will apply to claims based on the geographic area where the service is furnished, rather than on the geographic area where the agency is located. For services furnished on or after October 1, 1997, the Secretary is authorized to issue regulations establishing normative guidelines for the frequency and duration of home health services, beyond which services will not be covered. The Secretary is also authorized to implement not more than five competitive bidding demonstration projects which must terminate by the end of calendar year 2002 for items or services covered under Part B. Updates to the durable medical equipment fee schedules will be eliminated for the years 1998 through 2002. Payment rates for parenteral and enteral nutrients, supplies and equipment will also be frozen for the years 1998 through 2002 at the rate in effect during 1995. Beginning with services furnished on or after January 1, 1998, coverage of home health services under Part A will be reduced to a maximum of 100 visits during a spell of illness after a three-day hospitalization or after receiving any covered services in a skilled nursing

                                   PAGE - 13
facility. Coverage for all other home health services would be under Part B. Funding responsibility for payment of the services under Part B will be transferred gradually out of the Part A trust fund over a seven year period. All claims will continue to be submitted to, and paid by, the fiscal intermediaries. Beginning six months after October 1, 1997, home skilled nursing care will not be covered if it is solely venipuncture for the purpose of drawing blood. The effect that these changes ultimately will have on the home health industry cannot be quantified at this time. There can be no assurance that these and other changes mandated by the Balanced Budget Act of 1997 will not adversely affect the business and financial condition of the Company. Additionally, it is possible that health care reform at the federal or state level, whether implemented through legislation or through action by federal or state administrative agencies, would require the Company to make significant changes in the way it conducts business. Certain aspects of health care reform such as proposed reductions in Medicare and Medicaid payments, if successfully developed and adopted, could have a material adverse effect upon the Company's business. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and public debate of these issues will likely continue in the future. It is not possible at this time to predict what, if any, further reforms will be adopted, or when such reforms will be adopted and implemented. No assurance can be given that any such reforms will not have a material adverse effect upon the Company's business, results of operations, and financial condition.

MEDICARE REIMBURSEMENT FOR THE PROVISION OF OXYGEN THERAPY AND OTHER HOME MEDICAL SERVICES

The Balanced Budget Act of 1997 also mandates that the national payment limit for oxygen and oxygen equipment be reduced by 25% of 1997 rates for 1998, with an additional 5% reduction of 1997 rates for 1999 and subsequent years. The General Accounting Office has been requested to submit a report to Congress addressing access to home oxygen equipment and recommendations for further legislation. The Company had approximately $11.5 million in net revenue derived from Medicare oxygen therapies for the fiscal year ended September 30, 1997. These and any further changes in laws impacting oxygen services and supplies could have an impact on the Company's business.

EMPLOYEES

As of September 30, 1997, the Company had over, 5000 licensed or credentialed nurses, therapists and pharmacists on its staff and active registries, and employed approximately 1,200 full-time employees. The nurses and respiratory therapists are treated as employees of the Company for federal income tax purposes.

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

ITEM 2.                         PROPERTIES

PSA's principal executive offices are located in Norcross, Georgia. These offices currently utilize approximately 36,000 square feet of office and warehouse space. A new corporate office of approximately 60,000 square feet is currently under construction nearby. The lease term on this facility is ten years. The Company does not anticipate any problems subletting the existing space for the remainder of the lease term after it is vacated. The Company currently has 122 branch offices in 29 states. Branch offices are typically located in office parks or complexes and average approximately 2,500 square feet. Each facility is a combination warehouse and office. The Company believes that its current facilities are suitable for

                                   PAGE - 14
and adequate to support the levels of its present operations. Lease terms on branch offices are generally three years or less.

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

The Company is also subject to accident claims arising out of the normal operation of its fleet of vans and small trucks and maintains insurance intended to cover these claims. The Company also is named as an additional insured in the product liability policies maintained by certain manufacturers of health care equipment utilized by the Company in connection with its business and operations. A successful claim against the Company in excess of the insurance coverage could have a material adverse effect upon the Company's business. Claims against the Company, regardless of their merits or eventual outcome, also may have a material adverse effect upon the Company's reputation and business.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of PSA's fiscal year ended September 30, 1997, no matter was submitted to a vote of PSA's shareholders through the solicitation of proxies or otherwise.

ITEM 4(A).              EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of PSA, including their ages as of October 24, 1997, their principal occupations for at least the past five years, the year in which each was elected and any directorships held by them in other public companies.

Joseph D. Sansone (54) has been Chairman of the Board of Directors, President
-----------------
and Chief Executive Officer of PSA since its formation in 1989. From 1987 until the formation of PSA, Mr. Sansone was President of Ambulatory Services of America, Inc. ("ASA"), a wholly-owned subsidiary of Charter Medical, PSA's former parent. Prior to joining Charter Medical, Mr. Sansone was employed by American Medical International, Inc. ("AMI"). From 1985 to 1987, Mr. Sansone also served as Vice President of AMI Home Health Equipment Centers, a division of AMI specializing in durable medical equipment sales and rentals.

Stephen M. Mengert (48) has been Senior Vice President, Chief Financial Officer,
------------------
Secretary and Treasurer of PSA since July 1996. Prior to joining PSA, Mr. Mengert was Senior Vice President and Chief Financial Officer of Arbor Health Care Company from November 1995 to July 1996. From July 1990 until joining Arbor Health Care Company, Mr. Mengert was employed in a similar capacity at Rehability Corporation.

Charles P. Gaetano (46) has served as PSA's Senior Vice President of Development
------------------
since March 1996 and as Vice President of Development beginning March 31, 1995 when the Company acquired Pediatric Partners, Inc. ("PPI"). Mr. Gaetano served as Chief Executive Officer of PPI from 1990 to 1995.

                                   PAGE - 15

James R. Henderson (52) joined ASA in 1987 as a Senior Regional Director and in
------------------
1989 became a Divisional Vice President of PSA. In 1996, Mr. Henderson became Senior Vice President of Operations of PSA. From 1985 until joining ASA, Mr. Henderson was Director of Operations and President of Healthfocus Medical Equipment, Inc. in Houston, Texas, a wholly-owned subsidiary of Healthfocus, Inc.

                                 PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON STOCK AND
                          RELATED STOCKHOLDER MATTERS

Information concerning the market for, holders of and dividends paid on the Company's Common Stock is set forth on the inside back cover page of the Company's 1997 Annual Report, which information is incorporated herein by reference. The Company intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.                     SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" on page 5 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Managements' Discussion and Analysis of Financial Condition and Results of Operations" on pages 6-9 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the notes thereto as of September 30, 1997 and 1996, and for each of the years in the three year period ended September 30, 1997, together with the report thereon of Ernst & Young
LLP, set forth on pages 10-23 of the Company's 1997 Annual Report is incorporated herein by reference. Supplemental schedules, together with the independent auditors' reports thereon, are included beginning on page S-1 hereof. Such additional financial data should be read in conjunction with the consolidated financial statements.

ITEM 9.         CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years and the period from October 1, 1997 to the date hereof, the Company has not changed its independent auditors, and there have been no reportable disagreements with the Company's auditors regarding accounting principles or practices or financial disclosure matters.

                                 PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors of the Company set forth under the captions "Proposal 1 - Election of Directors - Nominees for Re-election as Directors at the 1998 Annual Meeting" and "Proposal 1 - Election of Directors - Continuing Directors of the Company" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders ("1998 Proxy Statement") is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance by the directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption "Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement is incorporated herein by reference.

                                   PAGE - 16

ITEM 11.                EXECUTIVE COMPENSATION

Information relating to management compensation set forth under the captions "Proposal 1 - Election of Directors - Directors' Compensation and Attendance", "Executive Compensation" and "Stock Performance Graph" in the Company's 1998 Proxy Statement is incorporated herein by reference, except for the information set forth in the sections entitled "Executive Compensation - Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Stock Performance Graph" which specifically is not so incorporated by reference.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons is set forth under the caption "Stock Ownership" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and certain of its affiliates set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K


(a)   DOCUMENTS FILED AS PART OF THIS REPORT.

      (1)   FINANCIAL STATEMENTS

            The consolidated financial statements of the Company and the related reports of independent auditors thereon which are required to be filed as part of this report are included in the Company's 1997 Annual Report and are incorporated by reference in Item 8 hereof or are included herein. These consolidated financial statements are as follows:

            .   Consolidated Balance Sheets as of September 30, 1997 and 1996.
            .   Consolidated Statements of Income for the years ended September
                 30, 1997, 1996, and 1995.
            .   Consolidated Statements of Redeemable Preferred Stock, Common
                 Stock and Other Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995.
            .   Consolidated Statements of Cash Flows for the years ended
                 September 30, 1997, 1996 and 1995.
            .   Notes to Consolidated Financial Statements.

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

                                   PAGE - 17

      (3)   EXHIBITS

            The following exhibits are filed with this report. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 3159 Campus Drive, Norcross, Georgia 30071-1042. There is a charge of $.50 per page to cover expenses for copying and mailing.

    10.9(j) PSA Non-Qualified Deferred Compensation Plan, dated October 1,
            1997, filed herewith.

    10.14 Credit Agreement, by and among Pediatric Services of America, Inc., a Georgia corporation, as Borrower, Pediatric Services of America, Inc., a Delaware corporation, and Nationsbank, N.A., dated as of August 13, 1997, filed herewith.

    11      Computation of Primary Earnings per Share, filed herewith.

    11.1    Computation of Fully Diluted Earnings per Share, filed herewith.

    13      1997 Annual Report

    21      Subsidiaries of Company, filed herewith.

    23.1 Consent and Report as to Schedules of Independent Auditors, Ernst & Young LLP, filed herewith.

    23.2    Consent of Independent Auditors, Deloitte & Touche LLP.

    23.3    Report of Independent Auditors, Deloitte & Touche LLP.

    25      Powers of Attorney, filed herewith.

    27      Financial Data Schedule

(B) NO REPORTS ON FORM 8-K WERE FILED BY THE COMPANY DURING THE QUARTER ENDED SEPTEMBER 30, 1997.

(C)  EXHIBITS

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

     3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
            3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

     3.3 Bylaws of the Company, as amended and restated (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed on May 31, 1994).

                                   PAGE - 18

     10.1 Asset Purchase Agreement, dated August 20, 1993, by and among the Registrant, County Respiratory Products, Inc., Hyman Juter and Arlene Juter (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement of Form S-1 filed on May 31, 1994).

     10.2 Loan and Security Agreement, dated January 14, 1993, by and among Pediatric Services of America, Inc., a Georgia corporation ("PSA-Georgia"), and Creditanstalt-Bankverein (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed on May 31, 1994).

     10.3 First Amendment to Loan and Security Agreement, dated July 29, 1994, by and among PSA-Georgia, PSA and Creditanstalt-Bankverein (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

     10.4 Second Amendment to Loan and Security Agreement, dated as of March 31, 1995 by and among PSA-Georgia, PSA and Creditanstalt-Bankverein (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K (Date of Report: March 31, 1995)).

     10.5 First Amended and Restated Loan and Security Agreement, dated as of December 4, 1996, by and among PSA-Georgia, PSA and Creditanstalt-Bankverein and Nationsbank, N.A., as Lenders, (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K, for the fiscal year ended September 30, 1996).

     10.6 Amended and Restated Warrant Agreement, dated July 29, 1994, by and among the Company and Creditanstalt-Bankverein (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

     10.7 Preferred Stock Rights Agreement, dated October 2, 1992, among the Company and the preferred stockholders of the Company named therein (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed on May 31, 1994).

     10.8 Stock Purchase and Stockholders Agreement, dated September 25, 1989, by and among the Company and the stockholders of the Company named therein, as amended on October 16, 1991 and January 14, 1993 (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 filed on May 31, 1994).

     10.9   Executive Compensation Plans and Arrangements:

            (a) Pediatric Services of America, Inc. Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 filed on May 31, 1994).

            (b)         Amendment to the Pediatric Services of America, Inc.
                        Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 filed on May 31, 1994).

            (c) Pediatric Services of America, Inc. Director's Stock Option Plan, (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 filed on May 31, 1994).

                                   PAGE - 19

            (d)         Amendment to the Pediatric Services of America, Inc.
                        Directors' Stock Option Plan, (incorporated by reference to Exhibit 10.8(d) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

            (e) Pediatric Services of America, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement of Form S-1 filed on May 31, 1994).

            (f) Pediatric Services of America, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8(f) of the Company's Annual Report Form 10-K for the fiscal year ended September 30, 1995).

            (g) Form of Employment Agreement between Company and certain other executive officers (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 filed on May 31, 1994).

            (h) Employment Agreement, dated October 1, 1996, between the Company and Joseph D. Sansone (incorporated by reference to Exhibit 10.9(h) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

            (i) Employment Agreement, dated July 22, 1996, between the Company and Stephen M. Mengert (incorporated by reference to Exhibit 10.9(h) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

            (j) Non-Qualified Deferred Compensation Plan, dated October 1, 1997, filed herewith.

     10.10 Stock Purchase Agreement, dated October 1, 1994, among the Company, Dean Elazab and Oxygen Specialties, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (Date of
            Report: October 1, 1995)).

     10.11 Stock Purchase Agreement, among the Company and Joseph Balskus, Lisa Balskus, Celia Winkelman, Herman Winkelman and Balwink Enterprises, Inc. effective as of January 13, 1995 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K (Date of
            Report: January 13, 1995)).

     10.12 Stock Purchase Agreement, dated as of March 31, 1995, among the Company, T2 Medical, Inc., Charles Gaetano, Thomas D'Anna, Coram Healthcare Corporation and Consulting Agreement & Employment Agreement, Chuck Gaetano and Thomas D'Anna, Pediatric Partners, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (Date of Report: March 31, 1996)).

     10.13 Stock Exchange Agreement, dated February 29, 1996, among the Company and Premier Medical Services, Inc. (incorporated by reference to
            Exhibit 1 to the Company's Current Report on Form 8-K (Date of
            Report: February 29, 1996)).

     10.14 Credit Agreement, by and among Pediatric Services of America, Inc., a Georgia corporation, as Borrower, Pediatric Services of America, Inc., a Delaware corporation, and Nationsbank, N.A., dated as of August 13, 1997, filed herewith.

     11     Computation of Primary Earnings per Share, filed herewith.

     11.1   Computation of Fully Diluted Earnings per Share, filed herewith.

                                   PAGE - 20

     13     1997 Annual Report

            Except for the portions of the 1997 Annual Report that are specifically incorporated into this Form 10-K by reference, the 1997 Annual Report is not deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

     21     Subsidiaries of Company, filed herewith.

     23.1 Consent and Report as to Schedules of Independent Auditors, Ernst & Young LLP, filed herewith.

     23.2   Consent of Independent Auditors, Deloitte & Touche LLP.

     23.3   Report of Independent Auditors, Deloitte & Touche LLP.

     25     Powers of Attorney, filed herewith.

     27     Financial Data Schedule

                                   PAGE - 21

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Pediatric Services of America, Inc.
                                    (Registrant)

                                    By:  /s/ Joseph D. Sansone
                                       ------------------------
                                             Joseph D. Sansone
                                          Chairman of the Board of Directors,
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                 Title                 Date
          ---------                 -----                 ----


 /s/ Joseph D. Sansone        Chairman of the Board of    December 23, 1997
---------------------------   Directors, President and
          Joseph D. Sansone   Chief Executive Officer


             *
---------------------------   Chief Financial Officer,    December 23, 1997
         Stephen M. Mengert   Senior Vice President,
                              Treasurer and Secretary
                              (Principal Financial and
                              Accounting Officer)


              *
---------------------------   Director                    December 23, 1997
            Michael J. Finn


              *
---------------------------   Director                    December 23, 1997
          Adam O. Holzhauer


              *
---------------------------   Director                    December 23, 1997
           Robert P. Pinkas


              *
---------------------------   Director                    December 23, 1997
          Irving S. Shapiro


              *
---------------------------   Director                    December 23, 1997
           Richard S. Smith


*By:  /s/ Stephen M. Mengert
    -------------------------------------
              (Attorney in Fact)

                                   PAGE - 22

               PEDIATRIC SERVICES OF AMERICA, INC. AND SUBSIDIARY

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



Schedules
---------

Schedules numbered in accordance with Rule 5.04 of Regulation S-X


II  Valuation and Qualifying Accounts ................................... S-2

All schedules except Schedule II have been omitted because the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant, or the schedules are not applicable.

                                   PAGE - 23


                                          SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS

                                        PEDIATRIC SERVICES OF AMERICA, INC. AND SUBSIDIARY

        COL. A                          COL. B          COL. C                  COL. D          COL. E
        ------                          ------          ------                  ------          ------
                                                       ADDITIONS
                                                       ---------
                                                                        CHARGED TO
                                        BALANCE AT      CHARGED TO      OTHER
                                        BEGINNING       COSTS AND       ACCOUNTS        DEDUCTIONS      BALANCE AT END
        DESCRIPTIONS                    OF PERIOD       EXPENSES        -DESCRIBE       -DESCRIBE          OF PERIOD
        ------------                    ---------       ---------       ----------      ----------      --------------
Year ended September 30, 1995:
  Deducted from asset accounts:
     Valuation allowance for deferred
        tax assets....................  $    7,000      $               $               $    7,000(2)   $
     Allowance for doubtful accounts..   2,280,000       3,163,799       2,939,690(4)    1,513,489(1)     6,870,000
                                        ----------      ----------      -------------   -------------   -----------
        Total.........................  $2,287,000      $3,163,799      $   2,939,690   $   1,520,489   $ 6,870,000
                                        ==========      ==========      =============   =============   ===========
Year ended September 30, 1996:
  Deducted from asset accounts:
     Allowance for doubtful accounts..  $6,870,000      $4,707,989      $ 264,000(5)    $3,318,989(1)   $ 8,523,000
                                        ==========      ==========      =============   =============   ===========

Year ended September 30, 1997:
  Deducted from asset accounts:
     Allowance for doubtful accounts..  $8,523,000      $6,239,000      $1,406,000(6)   $6,132,000(1)   $10,036,000
                                        ==========      ==========      =============   =============   ===========

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Utilization of net operating loss carryforwards.
(3) Allowance for doubtful accounts acquired in connection with the purchases of Peters Pediatric Nursing Team, Inc.
(4) Allowance for doubtful accounts acquired in connection with the purchases of Oxygen Specialties, Inc., Balwink Enterprises, Inc., Pediatric Partners, Inc. and Echo Medical, Inc.
(5) Allowance for doubtful accounts acquired in connection with the purchases of Maternal Infant Homecare, Inc., Case Management Systems, Inc. and Primary Health Services, Inc.
(6) Allowance for doubtful accounts acquired in connection with the purchases of IntensiCare, Pediatric Specialists, Inc., Ivonyx Pharmacy, Home Vitality, Inc., Concerned Nursing Care, Inc., Home Health Nursing Services, Inc., Supplemental Staffing Services, Inc., Special Medical Services, Inc. and Lifetec Medical & Home Care, Inc.

                                   PAGE - 24

                               INDEX TO EXHIBITS
                                                                            NO.
EXHIBITS                                                                   PAGE
                                                                           ----

        The following exhibits are filed with this report. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 3159 Campus Drive, Norcross, Georgia 30071-1042. There is a charge of $.50 per page to cover expenses for copying and mailing.

10.9(j) PSA Non-Qualified Deferred Compensation Plan, dated October 1,
        1997, filed herewith.

10.14 Credit Agreement, by and among Pediatric Services of America, Inc., a Georgia corporation, as Borrower, Pediatric Services of America, Inc., a Delaware corporation, and Nationsbank, N.A., dated as of August 13, 1997, filed herewith.

11      Computation of Primary Earnings per Share, filed herewith.

11.1    Computation of Fully Diluted Earnings per Share, filed herewith.

13      1997 Annual Report

21      Subsidiaries of Company, filed herewith.

23.1 Consent and Report as to Schedules of Independent Auditors, Ernst & Young LLP, filed herewith.

23.2    Consent of Independent Auditors, Deloitte & Touche LLP.

23.3    Report of Independent Auditors, Deloitte & Touche LLP.

25      Powers of Attorney, filed herewith.

27      Financial Data Schedule
                                   PAGE - 25