Form 10-Q
period 1997-12-31
PEDIATRIC SERVICES OF AMERICA INC
filed 1998-02-17
CIK 893430

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 310 Technology Parkway, Norcross GA 30092-2929
          (Address of principal executive offices, including zip code)

                                 (770) 441-1580
              (Registrant's telephone number, including area code)

                      3159 Campus Drive, Norcross GA 30071
                                (Former Address)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]      No [_]

As of February 11, 1998, the Registrant had 7,064,927 shares of Common Stock, $0.01 Par Value, outstanding.

--------------------------------------------------------------------------------
                                  Page 1 of 18
                          Index of Exhibits on page 15

FORM 10-Q
PEDIATRIC SERVICES OF AMERICA, INC.
INDEX



PART I   FINANCIAL INFORMATION                                                              Page
                                                                                           Number

ITEM 1:  Financial Statements
         Condensed Consolidated Balance Sheets as of
                  December 31, 1997 and September 30, 1997.....................................3

         Condensed Consolidated Statements of Income for
                  the three months ended December 31, 1997 and 1996............................5

         Condensed Consolidated Statements of Cash Flows for
                  the three months ended December 31, 1997 and 1996............................6

         Notes to Condensed Consolidated Financial
                  Statements Unaudited.........................................................7

ITEM 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................8


PART II  OTHER INFORMATION

ITEM 4:  Submission of Matters to a Vote of Security Holders..................................12

ITEM 6:  Exhibits and Reports on Form 8-K.....................................................13

         Signatures...........................................................................14

         Index of Exhibits....................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       PEDIATRIC SERVICES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                          (Unaudited)         (Audited)
                                                                                         December 31,       September 30,
                                                                                            1997                1997
                                                                                          --------            --------
ASSETS
Current assets:
  Cash and cash equivalents.............................................                $     415              $     501
  Accounts receivable, less allowances for doubtful accounts
     of $11,461 and $10,036, respectively...............................                   86,252                 75,458
  Prepaid expenses......................................................                      962                    508
  Deferred income taxes.................................................                    3,400                  3,880
  Other current assets..................................................                    5,448                  3,481
                                                                                        ---------              ---------
Total current assets....................................................                   96,477                 83,828

Property and equipment:
  Home care equipment held for rental...................................                   25,660                 24,104
  Furniture and fixtures................................................                    8,860                  6,979
  Vehicles..............................................................                      789                    731
  Leasehold improvements................................................                      631                    581
                                                                                        ---------              ---------
                                                                                           35,940                 32,395
  Accumulated depreciation and amortization.............................                 (16,850)               (15,678)
                                                                                        ---------              ---------
                                                                                           19,090                 16,717
Other assets:
  Goodwill, less accumulated amortization of $4,231
     and $3,695, respectively...........................................                   81,701                 50,421
  Certificates of need, less accumulated amortization of $319
     and $279, respectively.............................................                    2,929                  1,543
  Deferred financing fees, less accumulated amortization of
     $237 and $192, respectively........................................                      588                    632
  Non-compete agreements, less accumulated amortization of
     $757 and $719, respectively........................................                      306                    321
  Other.................................................................                      426                    372
                                                                                        ---------              ---------
Total assets............................................................                $ 201,517              $ 153,834
                                                                                        =========              =========

See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                                           (Unaudited)                 (Audited)
                                                                                         December 31,                 September 30,
                                                                                             1997                         1997
                                                                                             ----                         ----
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................                 $   7,408                    $  6,302
  Accrued compensation..................................................                     4,753                       5,147
  Accrued insurance.....................................................                     2,643                       2,393
  Other accrued liabilities.............................................                     6,144                       3,559
  Deferred revenue......................................................                       983                         853
  Income taxes payable..................................................                     1,709                       1,119
  Current maturities of long-term obligations from related parties......                     2,086                       2,163
  Current maturities of long-term obligations...........................                       105                          99
                                                                                           -------                     -------
Total current liabilities...............................................                    25,831                      21,635


Long-term obligations from related parties net of current maturities....                     3,854                       3,887
Long-term obligations, net of current maturities........................                    86,102                      61,125
Deferred income taxes...................................................                     5,132                       4,691
Minority interest in subsidiary.........................................                       815                         816


Stockholders' equity:
  Preferred stock, $.01 par value, 2,000 shares authorized; no
     shares issued and outstanding......................................                         -                           -
  Common stock, $.01 par value, 80,000 shares authorized; 7,109 shares at December 31, 1997 and 6,258 shares at September 30, 1997
     issued and outstanding, respectively...............................                        70                          63
  Additional paid-in capital............................................                    57,720                      41,746
  Retained earnings.....................................................                    21,993                      19,871
                                                                                           -------                     -------
Total stockholders' equity .............................................                    79,783                      61,680
                                                                                           -------                     -------

Total liabilities & stockholders' equity ...............................                  $201,517                    $153,834
                                                                                          ========                    ========



See accompanying notes to condensed consolidated financial statements

                       PEDIATRIC SERVICES OF AMERICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)


                                                                                              Three Months Ended
                                                                                                  December 31,
                                                                                                  (Unaudited)
                                                                                                  -----------

                                                                                               1997            1996
                                                                                              ------          ------
Net revenue..................................................................               $ 61,559         $ 46,554
Costs and expenses:
  Operating salaries, wages and employee benefits............................                 26,081           19,734
  Other operating costs......................................................                 22,943           17,948
  Corporate, general and administrative......................................                  3,836            2,772
  Provision for doubtful accounts............................................                  1,833            1,375
  Depreciation and amortization..............................................                  1,847            1,416
                                                                                             -------          -------
    Total costs and expenses.................................................                 56,540           43,245
                                                                                             -------          -------
Operating income.............................................................                  5,019            3,309
Interest expense.............................................................                  1,466              575
                                                                                             -------          -------
Income before minority interest and income taxes.............................                  3,553            2,734
Minority interest in loss of subsidiary......................................                      1               40
                                                                                             -------          -------
Income before income taxes...................................................                  3,554            2,774
Income taxes.................................................................                  1,432            1,118
                                                                                             -------          -------
Net income...................................................................               $  2,122         $  1,656
                                                                                             =======          =======

Basic Share data:
 Net income per common and common equivalent share...........................               $   0.33         $   0.27
                                                                                             =======          =======
 Weighted average common shares outstanding .................................                  6,504            6,249
                                                                                             =======          =======
Diluted Share data:
 Net income per common and common equivalent share...........................               $   0.32         $   0.26
                                                                                             =======          =======
 Weighted average common shares outstanding .................................                  6,708            6,433
                                                                                             =======          =======

See accompanying notes to condensed consolidated financial statements

                       PEDIATRIC SERVICES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                     Three Months Ended
                                                                                                        December 31,
                                                                                                         (unaudited)
                                                                                                         -----------

                                                                                                    1997                     1996
                                                                                                -----------                --------
Operating activities
  Net income........................................................................          $     2,122              $      1,656

Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization.....................................................                1,847                     1,416
  Provision for doubtful accounts...................................................                1,833                     1,375
  Amortization of deferred financing fees...........................................                   45                        19
  Deferred income taxes.............................................................                  922                         -
  Minority interest loss in subsidiary..............................................                  (1)                      (40)
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
  Accounts receivable...............................................................             (11,734)                   (7,031)
  Prepaid expenses and other current assets.........................................              (1,764)                     (551)
  Accounts payable..................................................................                1,029                     (360)
  Income taxes......................................................................                  590                     (281)
  Accrued liabilities...............................................................                2,108                     1,036
                                                                                              -----------               -----------
Net cash used in operating activities...............................................              (3,003)                   (2,761)

Investing activities
  Purchases of property and equipment...............................................              (1,774)                   (1,400)
  Acquisitions of businesses........................................................             (19,736)                   (4,250)
  Other, net........................................................................                 (10)                     (378)
                                                                                              -----------               -----------
Net cash used in investing activities...............................................             (21,520)                   (6,028)

Financing activities
  Principal payments on long-term debt..............................................                (594)                      (91)
  Borrowings on long-term debt......................................................               25,000                     8,850
  Deferred financing fees...........................................................                    -                     (179)
  Proceeds from exercise of stock options...........................................                   31                        18
                                                                                              -----------               -----------
Net cash provided by financing activities ..........................................               24,437                     8,598
                                                                                              -----------              ------------

Decrease in cash and cash equivalents...............................................                 (86)                     (191)

Cash and cash equivalents at beginning of year......................................                  501                       770
                                                                                              -----------               -----------
Cash and cash equivalents at end of period..........................................          $       415              $        579
                                                                                              ===========              ============

Supplemental disclosure of cash flow information:

   Cash paid for interest...........................................................          $     1,262              $        439
                                                                                              ===========              ============

  Cash paid for income taxes........................................................          $        50              $      1,405
                                                                                              ===========              ============


See accompanying notes to condensed consolidated financial statements

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1998. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 1997 Annual Report.

2.   Net Income per Common and Common Equivalent Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The dilutive effect of the weighted average options included in the diluted earnings per share is 204,545 and 183,889 for the three months ended December 31, 1997 and 1996, respectively.

3.   Interest Rate Swap Agreement

     At December 31, 1997, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company pays a fixed rate of 6.61% plus the applicable margin that varies from a minimum of .875% to a maximum of 1.625% and is based on the calculation of a leverage ratio. The interest rate differential to be received or paid is recognized over the life of the agreement as an adjustment to interest expense. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.

4.   Acquisitions

     On October 31, 1997, the Company purchased the assets and assumed certain liabilities of Pediatric Physical Therapy, Inc. ("PPT"), a physical therapy company in St. Louis, Missouri, for a total purchase price of $50,000, consisting of $30,000 cash and $20,000 in the form of a note payable by the Company. The Company assumed approximately $200,000 in indebtedness.

     On November 7, 1997, the Company purchased substantially all of the assets of Intra-Care, Inc. ("IC"), a home infusion and pharmaceutical company in Little Falls, New Jersey, for a total purchase price of $7.5 million. The purchase price consisted of $4.5 million in cash and $3.0 million in the form of shares of the Company's Common Stock. The shares of Common Stock have been placed in escrow and will be released upon the satisfaction of certain conditions.

     On November 11, 1997, one of the Company's consolidated subsidiaries, Insurance Medical Reporter, Inc. ("IMR"), purchased certain assets of American Insurance Examiners, Inc. ("AIE"), a paramedical testing company in Los Angeles, California, for a total cash purchase price of $1.225 million.

     On November 21, 1997, the Company purchased substantially all of the assets of Kids and Nurses, Inc. ("KAN"), a company specializing in prescribed pediatrics extended care facilities. The total purchase price was $2.5 million consisting of shares of the Company's Common Stock. A portion of the shares have been placed in escrow for a period of one year from the closing date and will be released upon the satisfaction of certain conditions. At closing, the Company assumed and paid $750,000 indebtedness.

        On December 1, 1997, the Company purchased substantially all of the assets of Cyber Home Medical Equipment Corp., Inc. ("CHM"), a home medical equipment company, in Rockville Center, New York, for a total purchase price of $1.25 million. The purchase price consisted of $550,000 in cash, $300,000 in the form of a note payable by the Company and $400,000 in the form of shares of the Company's Common Stock. The shares of Common Stock have been placed in an escrow account for the term of one year from December 1, 1997 and will be released upon the satisfaction of certain conditions. The note will be paid quarterly over a three year period.

        On December 15, 1997, one of the Company's consolidated subsidiaries, IMR, purchased certain paramedical testing assets of ChoicePoint Services, Inc. ("PMI") for $21.7 million consisting of $11.7 million in cash and $10.0 million in the form of shares of the Company's Common Stock. For a one year period, the Company has agreed to protect the average price received by PMI upon disposition of the Company's shares.

        On December 29, 1997, the Company purchased all of the assets and assumed certain liabilities of Kid's Nurses, Inc. ("KN"), a pediatric nursing company in St. Louis, Missouri, for a total purchase price of $350,000. The purchase price consisted of $250,000 in cash, $50,000 in the form of a note payable by the Company and $50,000 in the form of shares of the Company's Common Stock. The shares have been placed in an escrow account until December 29, 1998 and will be released upon the satisfaction of certain conditions. The note will be paid annually over a two year period.

        The purchase method of accounting was used to record each of the above acquisitions. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the purchase dates. Operating results for the acquired companies have been included in the Company's consolidated results of operations from the respective purchase dates.

        The acquisitions of PPT, IC, AIE, KAN, CHM, PMI and KN are not considered significant as defined by Regulation S-X Rule 1-02(w) and, therefore, the consolidated financial statements do not reflect pro forma financial information for these acquisitions.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


        Results of Operations

        The historical condensed consolidated statements of operations of the Company for the three months ended December 31, 1997 contained in this report and the following discussion thereof include the effect of the Company's acquisitions of PPT, IC, AIE, KAN, CHM, PMI and KN subsequent to the respective dates of acquisition.

     The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the prior period.


                                                                                                           Period-to-Period
                                                                                                             Percentage of
                                                              Percentage of Net Revenue                   Increase (Decrease)
                                                              -------------------------                   ------------------
                                                                    Three Months                             Three Months
                                                                        Ended                                   Ended
                                                                     December 31,                            December 31,
                                                                   ---------------                         ---------------
                                                             1997                   1996                     1997 to 1996
                                                             ----                   ----                     ------------
Net revenue......................................            100%                   100%                         32.2%
Operating salaries, wages and employee
   benefits......................................            42.4                  42.4                          32.2
Other operating costs............................            37.3                  38.5                          27.8
Corporate, general and administrative............             6.2                   6.0                          38.4
Provision for doubtful accounts..................             3.0                   3.0                          33.4
Depreciation and amortization....................             3.0                   3.0                          30.4
                                                              ----                 ----                          ----
Operating income.................................             8.1                   7.1                           51.6
Interest expense.................................             2.4                   1.2                          155.1
                                                              ----                 ----                          -----
Income before income taxes and minority
   interest......................................             5.7                   5.9                          29.9
Minority interest loss in subsidiary.............             0.0                   0.1                         (97.0)
                                                              ----                 ----                         ------
Income before income taxes.......................             5.7                   6.0                          28.1
Income taxes.....................................             2.3                   2.4                          28.1
                                                              ----                 ----                         ----

Net income.......................................             3.4%                  3.6%                         28.1%
                                                              ====                 ====                          =====

The following table sets forth for the periods indicated a summary of net revenue by category:



                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                    ------------------------

Pediatric Home Health Care:                                                               1997         1996
                                                                                          ----         ----
   Nursing...................................................................          $22,555      $13,946
   Respiratory Therapy Equipment.............................................            4,753        4,667
   Home Medical Equipment....................................................              796          941
   Pharmacy and Other........................................................            8,102        6,691
                                                                                         -----        -----
         Total Pediatric Home Health Care....................................           36,206       26,245

Adult Home Health Care:

   Nursing...................................................................            4,111        5,810
   Respiratory Therapy Equipment.............................................            5,987        5,412
   Home Medical Equipment....................................................            1,564        1,284
   Pharmacy and Other .......................................................            4,047        1,635
                                                                                      --------     --------
         Total Adult Home Health Care........................................           15,709       14,141
         Total Paramedical Testing Services..................................            9,644        6,168
                                                                                      --------     --------
         Total Net Revenue...................................................         $ 61,559     $ 46,554
                                                                                      ========     ========

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996.

     Net revenue increased $15.0 million, or 32%, to $61.6 million in the three months ended December 31, 1997 from $46.6 million in the same period in the prior year. The Company's acquisitions and start up operations accounted for approximately $10.0 million, or 67%, of the increase and internal growth accounted for the remaining $5.0 million, or 33%, of the increase. Overall, the internal growth in net revenue was 11% for the three months ended December 31, 1997. Of the $15.0 million increase in net revenue in the first quarter of fiscal 1998, pediatric net revenue accounted for $10.0 million, or 67%, of the increase. Increased pediatric net revenue for the three months ended December 31, 1997 was attributable to the Company's acquisitions which contributed approximately $4.6 million, or 46%, of the increase and to internal marketing efforts which resulted in an increase in patients served rather than any significant increase in rates charged. Adult net revenue accounted for $1.5 million, or 10%, of the increase in net revenue for the three months ended December 31, 1997. Increased adult net revenue for the three months ended December 31, 1997 was attributable to the Company's acquisitions which contributed approximately $3.0 million, or 30% of the increase. Paramedical testing services net revenue accounted for $3.5 million, or 23%, of the increase in net revenue for the quarter, primarily due to an acquisition. This acquisition accounted for $2.4 million, or 24%, of the increase.

     Operating salaries, wages and employee benefits consist primarily of branch office operations. Operating salaries, wages and benefits increased $6.4 million, or 32%, to $26.1 million in the three months ended December 31, 1997 from $19.7 million in the same period in the prior year. The increase was primarily due to the Company's acquisitions and start up operations which added approximately $4.4 million, or 70%, of the increase and the remainder to internal growth. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended December 31, 1997 remained unchanged to the comparable period in the prior year.

     Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses and cost of sales. Other operating costs increased $5.0 million, or 28%, to $22.9 million in the three months ended December 31, 1997 from $17.9 million in the comparable period in 1996. Of this increase, $4.0 million, or 81%, relates to operations from the Company's acquisitions. As a percentage of net revenue, other operating costs for the three months ended December 31, 1997 decreased to 37% from 39% in the comparable period of the prior year.

     Corporate, general and administrative costs increased $1.0 million, or 38%, to $3.8 million in the three months ended December 31, 1997 from $2.8 million in the same period in the prior year. The increase was primarily due the internal growth of the Company's operations.

     Provision for doubtful accounts consists of the amount of billed revenue that management estimates will become uncollectible. During the three months ended December 31, 1997, the Company's provision for doubtful accounts increased approximately $0.5 million, or 33%, to $1.8 million from $1.4 million in the same period in 1996. The increase is primarily due to the increase in total net revenue and an increase in Days Sales Outstanding ("DSO"). As a percentage of net revenue, the provision for doubtful accounts is comparable for the three months ended December 31, 1997 and 1996.

     Depreciation and amortization expenses increased $0.4 million, or 30%, to $1.8 million in the three months ended December 31, 1997 from $1.4 million in the same period in 1996. The increase was primarily due to capital expenditures for the purchase of rental equipment and the amortization of goodwill from the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs were comparable for the three months ended December 31, 1997 and 1996.

     Interest expense increased $0.9 million, or 155%, to $1.5 million in the three months ended December 31, 1997 from $0.6 million in the same period in the prior year. The increase was primarily the result of a $49 million increase in the Company's average debt outstanding at December 31, 1997 compared to the same period in the prior year. This additional debt was used to finance acquisitions and the Company's working capital.

     Income tax expense increased $0.3 million, or 28%, to $1.4 million in the three months ended December 31, 1997 from $1.1 million in the same period in the prior year. This increase is due to an increase in the taxable income of the Company.

Liquidity and Capital Resources

     The Company's operating cash flows are affected significantly by growth in accounts receivable, largely as a result of the Company's net revenue growth. For the three months ended December 31, 1997 and 1996, the Company's cash flows from operations were affected by increases in accounts receivable balances of $11.7 million and $7.0 million, respectively. These increases in accounts receivable were due primarily to volume growth, acquisitions and slower collections. The Company's DSO in accounts receivable was 125 days and 107 days as of December 31, 1997, and December 31, 1996, respectively, based on the annualized net revenue for the last quarter of the period. The increase in DSO is primarily attributable to the accelerated growth experienced by the Company, seasonality, the impact of the acquired accounts receivable balances from the acquisitions, diversion of collection activities due to the integration issues of the Company's new billing and receivable management system and slower receipt hiring more experienced key reimbursement personnel, improving training programs and incorporating its new billing and receivable management system. Any reduction in DSO will increase funds available for expansion and growth.

     As of December 31, 1997, the Company has recorded a deferred tax asset in its consolidated financial statements. Management believes that it is more likely than not that the deferred tax asset will be realized. Under new guidance issued by the Internal Revenue Service, in December 1996, the Company made an election entitling it to mark its accounts receivable to market value for tax purposes. This election eliminated the deferred tax asset relating to the allowance for doubtful accounts and established a new deferred tax liability to reflect the new temporary differences. During fiscal 1997, the 1996 tax return and the 1993 through 1995 amended tax returns were filed for the Company and its subsidiaries under this new guidance. This election gave rise to expected cash refunds of $2.0 million plus interest. As of December 31, 1997, $1.8 million plus interest had been received. In addition, the net operating loss carryforward of certain subsidiaries were increased and at December 31, 1997, $3.9 million was remaining to offset certain future tax payments. Such losses expire $1.0 million by the year 2010 and $2.9 million by the year 2011.

     The Company's investments in property and equipment are attributable largely to purchases of medical equipment that is rented to patients and computer equipment related to the Company's new billing and receivable management system. The Company intends to continue to expand its business primarily through acquiring local and regional home health care companies, opening branch offices in both new and existing markets and expanding the services currently provided at its existing branch offices. Acquisitions to date have been financed with a combination of borrowings under the Company's credit facility and shares of Common Stock of the Company. The Company's investments in the acquisition of businesses were $19.7 million and $4.6 million respectively, for the three months ended December 31, 1997 and 1996.

     In August 1997, the Company extended its existing credit facility. The amount of financing available increased to $100.0 million from $60.0 million consisting of a $95 million revolving loan and a $5 million swingline facility. The loan is due August 2002. A commitment fee ranging from .225% to .375% per annum is charged on the average daily unused portion of the facility. The loan is collateralized by 100% of the voting stock of the Company. The loan requires the

Company to maintain certain financial ratios, and places restrictions on the sale and purchase of assets, payment of dividends and other distributions relating to the Company's outstanding capital stock. At the Company's option, borrowings under the revolving facility bear interest at (1) LIBOR, (2) prime rate, or (3) at a rate equal to the bank's cost of funds, plus an applicable margin that varies from a minimum of .875% to a maximum of 1.625%and is based on the calculation of a leverage ratio. At December 31, 1997, the Company's applicable margin was 1.625%, and the interest rates under this facility at December 31, 1997 ranged from 7.12% to 7.22%. Outstanding borrowings under this facility at December 31, 1997 were approximately $86.0 million.

     At December 31, 1997, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25.0 million. The Company pays a fixed rate of 6.61% plus the applicable margin that varies from a minimum of .875% to a maximum of 1.625% and is based on the calculation of a leverage ratio. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.

     The Company is currently in the process of extending its present bank line as contemplated under the credit facility, and is considering additional and alternative sources of third party financing.

     As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. Management does not anticipate that the Company will incur significant operating expenses or will be required to invest heavily in computer system improvements relating to the uncertainties associated with the year 2000 because the Company's current and planned systems are year 2000 compliant. Management does not know at this time what, if any, impact year 2000 compliance may have on its payor sources and the impact, if any, on the Company if such payors are not fully compliant. Management will be developing a plan to determine when its payors will be year 2000 compliant.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The 1998 Annual Meeting of Shareholders of the Company was held on January 21, 1998. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each matter.

     (a) Election of the two directors named below for a term of three years expiring at the 2001 Annual Meeting of Shareholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and each of the nominees was elected.

                                    Votes                         Broker
                           -----------------------------------------------------
     Nominees              For             Withheld      Abstentions   Non-votes
     --------              ---             --------      -----------   ---------

     Robert P. Pinkas      4,340,395       194,025              -          -
     Richard S. Smith      4,340,095       194,325              -          -

     (b) The approval of an amendment to the Company's Amended and Restated Stock Option Plan to increase the aggregate number of Common Stock from 700,000 to 1,750,000 shares. The Shareholders approved the proposal.

                           Votes
     ---------------------------------------------------------------------------
     For                   Against           Abstentions
     ---                   -------           -----------

     3,327,629             831,368           3,279


     (c) The approval of an amendment to the Company's Amended and Restated Directors' Stock Option Plan to increase the aggregate number of Common Stock from 95,000 to 300,000 shares. The Shareholders approved the proposal.

                           Votes
     ---------------------------------------------------------------------------
     For                   Against           Abstentions
     ---                   -------           -----------

     3,420,259             768,198           3,379


     (d) The approval of an amendment to the Company's Amended and Restated Directors' Stock Option Plan which gives the Compensation Committee the authority and sole discretion to (i) make additional grants of options and (ii) approve all subsequent transactions related to the grants. The Shareholders approved the proposal.

                           Votes
     ---------------------------------------------------------------------------
     For                   Against           Abstentions
     ---                   -------           -----------

     4,346,390             152,891           5,579


     (e) Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending September 30, 1998. The Shareholders approved the proposal.

                           Votes
     ---------------------------------------------------------------------------
     For                   Against           Abstentions
     ---                   -------           -----------

     4,532,530             1,225             665


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

          The following exhibits are filed as part of this Report:

          3.4  Certificate of Correction to Certificate of Amendment of the
               Amended and Restated Certificate of Incorporation
          11.1 Computation of Earnings per Share
          27   Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          The Company did not file a Current Report on Form 8-K during the quarter ended December 31, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEDIATRIC SERVICES OF AMERICA, INC.
                                                (Registrant)



Date:  February 17, 1998            By: /s/ Stephen M. Mengert
                                        --------------------------------------
                                                   Stephen M. Mengert
                                                   Senior Vice President,
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary
                                                   (Duly authorized officer and
                                                   Principal Financial Officer)

                                INDEX OF EXHIBITS


                                                                        Page No.
                                                                        --------
3.4    Certificate of Correction to Certificate of
       Amendment of the Amended and Restated
       Certificate of Incorporation........................................16

11.1   Computation of Earnings per Share...................................17

27     Financial Data Schedule.............................................18