Form 10-Q
period 1998-03-31
PEDIATRIC SERVICES OF AMERICA INC
filed 1998-05-15
CIK 893430

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                        COMMISSION FILE NUMBER 0-23946

                      PEDIATRIC SERVICES OF AMERICA, INC.
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                              58-1873345
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  310 TECHNOLOGY PARKWAY, NORCROSS GA  30092
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

                         Yes [X]    No [ ]

As of May 11, 1998 the Registrant had 7,144,884 shares of Common Stock, $0.01 par value, outstanding.
--------------------------------------------------------------------------------
                                 Page 1 of  29
                         Index of Exhibits on page 20

                                   FORM 10-Q

                      PEDIATRIC SERVICES OF AMERICA, INC.
                                     INDEX


                                                                          PAGE
PART I    FINANCIAL INFORMATION                                          NUMBER

ITEM 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of
               March 31, 1998 and September 30, 1997......................  3

          Condensed Consolidated Statements of Income for
               the three and six months ended March 31, 1998 and 1997.....  5

          Condensed Consolidated Statements of Cash Flows for
               the six months ended March 31, 1998 and 1997...............  6

          Notes to Condensed Consolidated Financial
               Statements.................................................  7

ITEM 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  9


PART II   OTHER INFORMATION

ITEM 6:   Exhibits and Reports on Form 8-K................................ 17

          Signatures...................................................... 19

          Index of Exhibits............................................... 20

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                              (UNAUDITED)       (AUDITED)
                                                               MARCH 31,        SEPTEMBER 30,
                                                                 1998               1997
                                                              ----------        -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $    311             $   501
  Accounts receivable, less allowances for doubtful accounts
        of $12,324 and $10,036, respectively................    100,691              75,458
  Prepaid expenses..........................................        738                 508
  Deferred income taxes.....................................      2,665               3,880
  Other current assets......................................      4,680               3,481
                                                               --------             -------
Total current assets........................................    109,085              83,828

Property and equipment:
  Home care equipment held for rental.......................     26,611              24,104
  Furniture and fixtures....................................      9,603               6,979
  Vehicles..................................................        876                 731
  Leasehold improvements....................................      1,139                 581
                                                                -------             -------
                                                                 38,229              32,395
  Accumulated depreciation and amortization.................    (18,210)            (15,678)
                                                                -------             -------
                                                                 20,019              16,717
Other assets:
  Goodwill, less accumulated amortization of $5,026
     and $3,695, respectively...............................     85,987             50,421
  Certificates of need, less accumulated amortization of
   $382 and $279, respectively..............................      3,165              1,543
  Deferred financing fees, less accumulated amortization of
     $282 and $192, respectively............................        576                632
  Non-compete agreements, less accumulated amortization of
     $797 and $719, respectively............................        263                321
  Other.....................................................        473                372
                                                               --------           --------
Total assets................................................   $219,568           $153,834
                                                               ========           ========

See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                         (UNAUDITED)         (AUDITED)
                                                                          MARCH 31,        SEPTEMBER 30,
                                                                            1998               1997
                                                                        -------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $  7,892           $  6,302
  Accrued compensation.................................................     6,725              5,147
  Accrued insurance....................................................     2,864              2,393
  Other accrued liabilities............................................     4,059              3,559
  Deferred revenue.....................................................       826                853
  Income taxes payable.................................................     1,101              1,119
  Current maturities of long-term obligations from related
    parties............................................................     1,462              2,163
  Current maturities of long-term obligations..........................       749                 99
                                                                         --------           --------
Total current liabilities..............................................    25,678             21,635

Long-term obligations from related parties net of current
   maturities..........................................................     3,510              3,887
Long-term obligations, net of current maturities.......................   100,110             61,125
Deferred income taxes..................................................     5,336              4,691
Minority interest in subsidiary........................................       789                816

Stockholders' equity:
Preferred stock, $.01 par value, 2,000 shares authorized;  no
     shares issued and outstanding.....................................         -                  -
Common stock, $.01 par value, 80,000 shares authorized;
     7,139 shares at March 31, 1998 and 6,258 shares at
     September 30, 1997 issued and outstanding, respectively...........        71                 63
  Additional paid-in capital...........................................    59,947             41,746
  Retained earnings....................................................    24,127             19,871
                                                                         --------           --------
Total stockholders' equity.............................................    84,145             61,680
                                                                         --------           --------

Total liabilities and stockholders' equity.............................  $219,568           $153,834
                                                                         ========           ========

See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 MARCH 31,                 MARCH 31,
                                                                (UNAUDITED)              (UNAUDITED)
                                                           --------------------     ---------------------
                                                             1998         1997         1998         1997
                                                           -------      -------     --------      -------
Net revenue.............................................   $79,479      $49,746     $141,038      $96,300
Costs and expenses:
  Operating salaries, wages and employee benefits.......    31,017       21,461       57,098       41,196
  Other operating costs.................................    32,524       18,541       55,467       36,489
  Corporate general and administrative..................     6,070        2,973        9,907        5,745
  Provision for doubtful accounts.......................     2,095        1,607        3,928        2,982
  Depreciation and amortization.........................     2,297        1,481        4,144        2,897
                                                           -------      -------     --------      -------
Total costs and expenses................................    74,003       46,063      130,544       89,309
                                                           -------      -------     --------      -------
Operating income........................................     5,476        3,683       10,494        6,991
Interest expense........................................     1,926          787        3,392        1,361
                                                           -------      -------     --------      -------
Income before minority interest and income taxes........     3,550        2,896        7,102        5,630
Minority interest in loss of subsidiary.................        26            7           27           47
                                                           -------      -------     --------      -------
Income before income taxes..............................     3,576        2,903        7,129        5,677
Income taxes............................................     1,441        1,170        2,873        2,288
                                                           -------      -------     --------      -------
Net income..............................................   $ 2,135      $ 1,733     $  4,256      $ 3,389
                                                           =======      =======     ========      =======
BASIC SHARE DATA:
 Net income per common and common equivalent share......   $  0.30      $  0.28     $  0.63       $  0.54
                                                           =======      =======     ========      =======
 Weighted average common shares outstanding.............     7,075        6,257        6,789        6,253
                                                           =======      =======     ========      =======
DILUTED SHARE DATA:
 Net income per common and common equivalent share......   $  0.30      $  0.27     $   0.61      $  0.53
                                                           =======      =======     ========      =======
 Weighted average common shares outstanding.............     7,234        6,436        6,971        6,434
                                                           =======      =======     ========      =======

See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                       MARCH 31,
                                                                                      (UNAUDITED)
                                                                                -----------------------
                                                                                  1998           1997
                                                                                --------       --------
OPERATING ACTIVITIES
  Net income.................................................................   $  4,256       $  3,389
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization..............................................      4,144          2,897
  Provision for doubtful accounts............................................      3,928          2,982
  Amortization of deferred financing fees....................................         90             48
  Deferred income taxes......................................................      2,418              -
  Minority interest in loss of subsidiary....................................        (27)           (47)
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
  Accounts receivable........................................................    (27,663)       (12,950)
  Prepaid expenses and other current assets..................................       (809)          (810)
  Accounts payable...........................................................        920         (1,668)
  Income taxes payable.......................................................        (18)        (1,550)
  Accrued liabilities........................................................      1,682            969
                                                                                --------       --------
Net cash used in operating activities........................................    (11,079)        (6,740)

INVESTING ACTIVITIES
  Purchases of property and equipment........................................     (3,804)        (3,567)
  Acquisitions of businesses.................................................    (23,356)        (7,247)
  Other, net.................................................................        (26)            (7)
                                                                                --------       --------
Net cash used in investing activities........................................    (27,186)       (10,821)

FINANCING ACTIVITIES
  Principal payments on long-term debt.......................................     (5,961)          (854)
  Borrowings on long-term debt...............................................     44,000         18,564
  Deferred financing fees....................................................        (33)          (210)
  Proceeds from exercise of stock options....................................         69             70
                                                                                --------       --------
Net cash provided by financing activities....................................     38,075         17,570
Increase (decrease) in cash and cash equivalents.............................       (190)             9
Cash and cash equivalents at beginning of year...............................        501            770
                                                                                --------       --------
Cash and cash equivalents at end of period...................................   $    311       $    779
                                                                                ========       ========
Supplemental disclosure of cash flow information:
  Cash paid for interest.....................................................   $  3,370       $  1,144
                                                                                ========       ========
  Cash paid for income taxes.................................................   $    577       $  3,848
                                                                                ========       ========

See accompanying notes to condensed consolidated financial statements

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1998. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 1997 Annual Report.

2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The dilutive effect of the weighted average options included in the diluted earnings per share is 159,708 and 179,514 for the three months ended
     March 31, 1998 and 1997, respectively and 182,126 and 181,617 for the six months ended March 31, 1998 and 1997, respectively.

3.   INTEREST RATE SWAP AGREEMENT

     At March 31, 1998, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company pays a fixed rate of 6.61% plus the applicable margin that varies from a minimum of 1.0% to a maximum of 1.75% and is based on the calculation of a leverage ratio. The interest rate differential to be received or paid is recognized over the life of the agreement as an adjustment to interest expense. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.

4.   ACQUISITIONS

     On October 31, 1997, the Company purchased the assets and assumed certain liabilities of Pediatric Physical Therapy, Inc. ("PPT"), a physical therapy company in St. Louis, Missouri, for a total purchase price of $50,000, consisting of $30,000 cash and $20,000 in the form of a note payable by the Company. The Company assumed approximately $200,000 in indebtedness.

     On November 7, 1997, the Company purchased substantially all of the assets of Intra-Care, Inc. ("IC"), a home infusion and pharmaceutical company in Little Falls, New Jersey, for a total purchase price of $7.5 million. The purchase price consisted of $4.5 million in cash and $3.0 million in the form of shares of the Company's Common Stock. The shares of Common Stock have been placed in escrow and will be released upon the satisfaction of certain conditions. The parties agreed to an earnout formula based on the earnings for the 1998 calendar year, whereby IC is paid in cash if it meets or exceeds certain targets or IC repays the Company in Common Stock if it fails to meet certain targets.

     On November 11, 1997, one of the Company's consolidated subsidiaries, Insurance Medical Reporter, Inc. ("IMR"), purchased certain assets of American Insurance Examiners, Inc. ("AIE"), a paramedical testing company in Los Angeles, California, for a total cash purchase price of $1.225 million.

     On November 21, 1997, the Company purchased substantially all of the assets of Kids and Nurses, Inc. ("KAN"), a company specializing in prescribed pediatrics extended care facilities. The total purchase price was $2.5 million consisting of shares of the Company's Common Stock. A portion of the shares have been placed in escrow for a period of one year from the closing date and will be released upon the satisfaction of certain conditions. At closing, the Company assumed and paid $750,000 of indebtedness.

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

     On December 15, 1997, one of the Company's consolidated subsidiaries, IMR, purchased certain paramedical testing assets of ChoicePoint Services, Inc. ("PMI") for $21.7 million consisting of $11.7 million in cash and $10.0 million in the form of shares of the Company's Common Stock. The Company provided the seller with a one-year price protection upon disposition for the Company's Common Stock issued at closing.

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

     On January 12, 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Texas Air Supply Home Medical Equipment, Inc. ("TAS"), a home medical equipment and supply company in Ft. Worth, Texas, for a total purchase price of $1.0 million, consisting of $750,000 cash and $250,000 in the form of shares of the Company's Common Stock. The shares of Common Stock have been placed in escrow and will be released upon the satisfaction of certain conditions. The Company paid at closing $500,000 of indebtedness of TAS.

     On January 30, 1998, the Company purchased the stock of Pediatric Nursing Service, inc. ("PNS"), a pediatric nursing company in Parsippany, New Jersey, for a total purchase price of $2.4 million, consisting of $1,800,000 cash and $600,000 in the form of shares of the Company's Common Stock. The shares of Common Stock have been placed in escrow and will be released upon the satisfaction of certain conditions. The Company granted the sellers a price protection upon disposition of the shares of Common Stock for a period of 30 days after they are released from escrow.

     On February 10, 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strictly Pediatrics, L.L.C. ("SP"), a home nursing and supply company in Austin, Texas, for a total purchase price of $15,000 in cash. The Company assumed and paid approximately $129,000 of indebtedness.

     On March 1, 1998 the Company purchased the stock of Medical Equipment & Supply, Inc. ("MES"), in Austin, Texas, for a total purchase price of $2.0 million, consisting of $670,000 cash and $1,340,000 in the form of shares of the Company's Common Stock. The shares of Common Stock have been placed in escrow and will be released upon the satisfaction of certain conditions. The Company granted the sellers a price protection upon disposition of the shares of Common Stock for a period of 30 days after they are released from escrow.

     The purchase method of accounting was used to record each of the above acquisitions. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the purchase dates. Operating results for the acquired companies have been included in the Company's consolidated results of operations from the respective purchase dates.

     The acquisitions of PPT, IC, AIE, KAN, CHM, PMI, KN,TAS, PNS, SP and MES are not considered significant as defined by Regulation S-X Rule 1-02(w) and, therefore, the consolidated financial statements do not reflect pro forma financial information for these acquisitions.

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

     RESULTS OF OPERATIONS

     The historical condensed consolidated statements of income of the Company for the three and six month periods ended March 31, 1998 contained in this report and the following discussion thereof, include the effect of the Company's acquisitions of PPT, IC, AIE, KAN, CHM, PMI, KN, TAS, PNS, SP and MES subsequent to the respective dates of acquisition.

     The following table is derived from the Company's unaudited condensed consolidated statements of income for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the prior period.

                                                                                             PERIOD-TO-PERIOD
                                                                                              PERCENTAGE OF
                                           PERCENTAGE OF NET REVENUE                        INCREASE (DECREASE)
                                      ------------------------------------------  ---------------------------------------
                                           THREE MONTHS         SIX MONTHS          THREE MONTHS          SIX MONTHS
                                              ENDED                ENDED                ENDED                ENDED
                                            MARCH 31,             MARCH 31,            MARCH 31,            MARCH 31,
                                      --------------------  --------------------  ------------------   ------------------
                                           1998       1997       1998      1997     1998  TO  1997       1998  TO  1997
                                          ------    -------    -------   -------  ------------------   ------------------
Net revenue.........................        100%       100%       100%       100%        59.8%               46.5%
Operating salaries, wages and
 employee benefits..................       39.0       43.1       40.5       42.8         44.5                38.6
Other operating costs...............       40.9       37.3       39.3       37.9         75.4                52.0
Corporate, general and
 administrative.....................        7.6        6.0        7.0        6.0        104.2                72.4
Provision for doubtful accounts.....        2.6        3.2        2.8        3.1         30.3                31.7
Depreciation and amortization.......        2.9        3.0        2.9        3.0         55.1                43.1
                                            ---        ---        ---        ---        -----               -----
Operating income....................        7.0        7.4        7.5        7.2         48.7                50.1
Interest expense....................        2.4        1.6        2.4        1.4        144.9               149.2
                                            ---        ---        ---        ---        -----               -----

Income before income taxes and
 minority interest..................        4.6        5.8        5.1        5.8         22.6                26.1
Minority interest in loss of
 subsidiary.........................        0.0        0.0        0.0        0.0        273.6               (41.5)
                                            ---        ---        ---        ---        -----               -----
Income before income taxes..........        4.6        5.8        5.1        5.8         23.2                25.6
Income taxes........................        1.8        2.4        2.0        2.4         23.2                25.6
                                            ---        ---        ---        ---        -----               -----
Net income..........................        2.8%       3.4%       3.1%       3.4%        23.1%               25.6%
                                            ===        ===        ===        ===        =====               =====

The following table sets forth for the periods indicated, the percentage of net revenue represented by the following items:

                                                                THREE MONTHS               SIX MONTHS
                                                                    ENDED                     ENDED
                                                                   MARCH 31,                 MARCH 31,
                                                              1998         1997          1998        1997
PEDIATRIC HOME HEALTH CARE:                                 -------      -------       -------     -------
   Nursing..........................................        $22,418      $14,234       $44,973     $28,544
   Respiratory Therapy Equipment....................          6,891        5,914        11,643      10,817
   Home Medical Equipment...........................            777          338         1,574         717
   Pharmacy and Other...............................          9,878        6,264        17,980      12,256
         Total Pediatric Home Health Care...........        -------      -------       -------     -------
                                                             39,964       26,750        76,170      52,334
                                                            -------      -------       -------     -------
ADULT HOME HEALTH CARE:

   Nursing..........................................          4,714        7,187         8,825      13,041
   Respiratory Therapy Equipment....................          5,504        5,735        11,491      11,504
   Home Medical Equipment...........................          1,507        1,418         3,071       2,855
   Pharmacy and Other...............................          5,613        2,501         9,660       4,244
                                                            -------      -------      --------     -------
         Total Adult Home Health Care...............         17,338       16,841        33,047      31,644
                                                            -------      -------      --------     -------
         Total Medical Testing Services.............         22,177        6,155        31,821      12,322
                                                            -------      -------      --------     -------
         Total Net Revenue..........................        $79,479      $49,746      $141,038     $96,300
                                                            =======      =======      ========     =======


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

     Net revenue increased $29.7 million, or 60%, to $79.5 million in the three months ended March 31, 1998 from $49.8 million in the same period in the prior year. The Company's acquisitions and start up operations accounted for approximately $23.3 million, or 78%, of the increase and internal growth accounted for the remaining $6.4 million, or 22%, of the increase. Overall, for branch offices that have been under the Company's management for more than one year, the internal growth in net revenue was 13% for the three months ended March 31, 1998. Of the $29.7 million increase in net revenue in the second quarter of fiscal 1998, pediatric health care net revenue accounted for $13.2 million, or 44%, of the increase. Increased pediatric health care net revenue for the three months ended March 31, 1998 was attributable to the Company's acquisitions and start up operations which accounted for approximately $4.7 million, or 20%, of the total acquisitions and startup increase and to marketing efforts which resulted in an increase in patients served rather than any significant increase in rates charged. The net increase in adult health care net revenue (attributable to young adult and geriatric patients) accounted for $0.5 million, or 2% of the total increase in net revenue for the three months
ended March 31, 1998.   Increased adult net revenue for the three months ended
March 31, 1998 was attributable to the Company's acquisitions which accounted for approximately $4.3 million, a 19% increase. This was largely offset by a decline in internal revenue for adult health care of $3.8 million. Effective January 1, 1998, there was a 25% reduction in the Medicare reimbursement rate for oxygen and related services. This served to reduce the Company's revenue by approximately $0.9 million. In addition, paramedical testing services net revenue accounted for $16.0 million, or 54% of the increase in net revenue for the quarter, primarily due to the acquisition of PMI. This acquisition accounted for $14.3 million, or 61%, of the increase. In the three months ended March 31, 1998, the Company derived approximately 72% of its net revenues from commercial insurers and other private payors, 22% from Medicaid and 6% from Medicare.

     Operating salaries, wages and employee benefits consist primarily of branch office operations. Operating salaries, wages and employee benefits increased $9.6 million, or 45%, to $31.0 million in the three months ended March 31, 1998 from $21.4 million in the same period in the prior year. The increase was primarily due to the Company's acquisitions and start up operations which added approximately $8.1 million, or 85% of the increase. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended March 31, 1998 decreased to 39% from 43% in the comparable period of the prior year due to a shift in the business mix. As a result of acquisitions completed by the Company, particularly the December 1997 acquisition of PMI, the Company's historical results of operations are not necessarily indicative of future results. PMI has a much lower operating salaries, wages and employee benefits component as compared to the Company's other operations, thereby decreasing the Company's overall ratio.

     Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses, independent contractor payments and cost of sales. The cost of sales consists primarily of the cost of pharmacy products. Other operating costs increased $14.0 million, or 75%, to $32.5 million in the three months ended March 31, 1998 from $18.5 million in the comparable period in 1997. Of this increase, $10.2 million, or 73%, relates to the Company's acquisitions. As a percentage of net revenue, other operating costs for the three months ended March 31, 1998 increased to 41% from 37% in the comparable period of the prior year. This was due to a shift in the business mix towards paramedical testing which is more service oriented, as well as the leverage of incremental revenue against the fixed cost component of other operating costs.

     Corporate, general and administrative costs increased $3.1 million, or 104%, to $6.1 million for the three months ended March 31, 1998 from $3.0 million in the same period in the prior year. The increase was primarily due to the allocation of some of the paramedical testing expenses to corporate, general and administrative costs. This allocation may change as the methodology becomes more refined. As a percentage of net revenue, corporate, general and administrative costs for the three months ended March 31,1998 increased to 8% from 6% in the comparable period of the prior year.

     Provision for doubtful accounts consists of the amount of billed revenue that management estimates will become uncollectable. During the three months ended March 31, 1998, the Company's provision for doubtful accounts increased approximately $0.5 million, or 30%, to $2.1 million from $1.6 million in the same period in 1997. The increase is primarily due to the increase in total net revenue and an increase in days sales outstanding ("DSO"), which increased to 114 days in the fiscal 1998 period from 107 days in the prior year period. As a percentage of net revenue, the provision for doubtful accounts decreased slightly due to the full quarter of PMI revenue that has lower DSO and significantly higher projected collectability compared to the three months ended March 31, 1997.

     Depreciation and amortization expenses increased $0.8 million, or 55%, to $2.3 million in the three months ended March 31, 1998 from $1.5 million in the same period in 1997. The increase was primarily due to capital expenditures for the purchase of rental equipment and the amortization of goodwill from the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs were comparable for the three months ended March 31, 1998 and 1997.

     Interest expense increased $1.1 million, or 145%, to $1.9 million in the three months ended March 31, 1998 from $0.8 million in the same period in the prior year. The increase was primarily the result of a $59 million increase in the Company's average debt outstanding at March 31, 1998 compared to the same period in the prior year. This additional debt was used to finance acquisitions and the Company's working capital requirements.

     Income tax expense increased $0.3 million, or 23% to $1.5 million in the three months ended March 31, 1998 from $1.2 million in the same period in the prior year. This increase is due to an increase in the taxable income of the Company.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997.

     Net revenue increased $44.7 million, or 46% to $141.0 million in the six months ended March 31, 1998 from $96.3 million in the same period in the prior year. The Company's acquisitions and start-up operations accounted for approximately $33.3 million, or 74% of the increase and internal growth accounted for the remaining $11.4 million, or 26% of the increase. Overall, for branch offices that have been under the Company's management for more than one year, the internal growth in net revenue was 12% for the six months ended March 31, 1998. Of the $44.7 million increase in net revenue for the six months ended for March 31, 1998, pediatric net revenue accounted for $23.8 million, or 53% of the increase. Increased pediatric net revenue for the six months ended March 31, 1998 was attributable to the Company's acquisitions which accounted for approximately $9.2 million, or 28%, of the total acquisitions and start up increase and to marketing efforts which resulted in an increase in patients served rather than any significant increase in rates charged. Adult net revenue accounted for $1.4 million, or 3% of the increase in net revenue for the six months ended March 31, 1998. Increased adult net revenue for the six months ended March 31, 1998 was attributable to the Company's acquisitions which accounted for approximately $7.4 million, or 22% of the increase. This was largely offset by a decline in internal revenue for adult health care of $6.0 million. Effective January 1, 1998, there was a 25% reduction in the Medicare reimbursement rate for oxygen and related services. This served to reduce the Company's revenue by approximately $0.9 million. In addition, paramedical testing services net revenue accounted for $19.5 million, or 44%, of the increase in net revenue for the six month period, primarily due to the acquisition of PMI. This acquisition accounted for $16.7 million, or 50%, of the increase. The Company derived approximately 70% of its net revenues from commercial insurers and other private payors, 23% from Medicaid and 7% from Medicare.

     Operating salaries, wages and employee benefits consist primarily of branch office operations. Operating salaries, wages and employee benefits increased $15.9 million or 39% to $57.1 million in the six months ended March 31, 1998 from $41.2 million in the same period in the prior year. The increase was primarily due to the Company's acquisitions and start up operations which added approximately $11.9 million, or 75%, of the increase. As a percentage of net revenue, operating salaries, wages and employee benefits for the six months ended March 31, 1998 decreased to 41% from 43%. As a result of acquisitions completed by the Company, particularly the December 1997 acquisition of PMI, the Company's historical results of operations are not necessarily indicative of future results. PMI has a much lower operating salaries, wages and employee benefits component as compared to the Company's other operations, thereby decreasing the Company's overall ratio.

     Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses, independent contractor payments and cost of sales. Other operating costs increased $19.0 million, or 52%, to $55.5 million in the six months ended March 31, 1998 from $36.5 million in the comparable period in 1997. Of this increase, $14.7 million or 77%, relates to the Company's acquisitions. As a percentage of net revenue, other operating costs for the six months ended March 31, 1998 increased to 39% from 38% in the comparable period of the prior year. This was due to a shift in the business mix towards paramedical testing, which is more service oriented, as well as the leverage of incremental revenue against the fixed cost component of other operating costs.

     Corporate, general and administrative costs increased $4.2 million, or 72%, to $9.9 million in the six months ended March 31, 1998 from $5.7 million in the same period in the prior year. The increase was primarily due to the allocation of some of the paramedical testing expenses to corporate, general and administrative costs. This allocation may change as the methodology becomes more refined.

     Provision for doubtful accounts consists of the amount of billed revenue that management estimates will become uncollectable. During the six months ended March 31, 1998, the Company's provision for doubtful accounts increased approximately $0.9 million, or 32%, to $3.9 million from $3.0 million in the same period in 1997. The increase is primarily due to the increase in total net revenue and an increase in DSO. As a percentage of net revenue, the provision for doubtful accounts decreased slightly compared to the six months ended March 31, 1997 due to the full quarter of PMI revenue that has lower DSO and significantly higher projected collectability.

     Depreciation and amortization expenses increased $1.2 million, or 43%, to $4.1 million in the six months ended March 31, 1998 from $2.9 million in the same period in 1997. The increase was primarily due to capital expenditures for the purchase of rental equipment and the amortization of goodwill from the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs were comparable for the six months ended March 31, 1998 and 1997.

     Interest expense increased $2.0 million, or 149%, to $3.4 million in the six months ended March 31, 1998 from $1.4 million in the same period in the prior year. The increase was primarily the result of a $51 million increase in the Company's average debt outstanding at March 31, 1998, compared to the same period in the prior year. This additional debt was used to finance acquisitions and the Company's working capital requirements.

     Income tax expense increased $0.6 million, or 26%, to $2.9 million in the six months ended March 31, 1998 from $2.3 million in the same period in the prior year. This increase is due to an increase in the taxable income of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash flows are affected significantly by changes in accounts receivable, which have grown substantially over time, largely as a result of the Company's net revenue growth. For the six months ended March 31, 1998 and 1997, the Company's cash flows from operations were affected by increases in accounts receivable balances of $27.7 million and $13.0 million, respectively. The Company's DSO was 114 days and 107 days as of March 31, 1998, and March 31, 1997, respectively, based on the annualized net revenue for the last quarter of the period. The increase in DSO is primarily attributable to the growth experienced by the Company, the impact of the acquired accounts receivable balances from the acquisitions, the integration of the Company's billing and collection management system and the increasing complexity of third-party payor billing procedures and the corresponding lengthening of the collection period. The Company has taken measures intended to improve DSO by hiring additional experienced reimbursement personnel, improving training programs and implementing and integrating its new billing and collection management system. Reductions in DSO will increase funds available for expansion and growth.

     As of March 31, 1998, the Company has recorded a deferred tax asset in its consolidated financial statements. Management believes that it is more likely than not that the deferred tax asset will be realized. Under new guidance issued by the Internal Revenue Service, in December 1996, the Company made an election entitling it to mark its accounts receivable to market value for tax purposes. This election eliminated the deferred tax asset relating to the allowance for doubtful accounts and established a new deferred tax liability to reflect the new temporary differences. During fiscal 1997, the 1996 tax return and the 1993 through 1995 amended tax returns were filed for the Company and its subsidiaries under this new guidance. This election gave rise to expected cash refunds of $2.0 million plus interest. As of March 31, 1998, $1.8 million plus interest had been received. As of March 31, 1998, the net operating loss carryforward of certain subsidiaries had been fully utilized.

     The Company's investments in property and equipment are attributable largely to purchases of medical equipment that is rented to patients and computer equipment related to the Company's new billing and receivable management system. The Company intends to continue to expand its business primarily through acquiring local and regional home health care companies, opening offices in both new and existing markets and expanding the services currently provided at its existing branch offices. Acquisitions to date have been financed with a combination of borrowings under the Credit Agreement, shares of Common Stock of the Company and seller notes. The Company's investments in the acquisition of businesses were $23.4 million and $7.2 million respectively, for the six months ended March 31, 1998 and 1997.

     On April 16, 1998, the Company, in a private placement, issued $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008 (the "Old Notes"). After paying issuance costs of approximately $2.25 million, the Company received proceeds of $72.75 million, which were used to repay a portion of the indebtedness outstanding under its revolving credit facility. There are an additional $0.75 million in issuance costs remaining to be paid. Interest on the Old Notes accrues from the date of issuance, and is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Old Notes are redeemable for cash at any time on or after April 15, 2003, at the option of the Company, in whole or in part, at certain redemption prices, plus accrued and unpaid interest to the date of redemption. In addition, at any time prior to April 15, 2001, the Company may redeem up to 25% of the aggregate principal amount of the Old Notes with the net proceeds from one or more public offerings of Common Stock of the Company at a set redemption amount. The Old Notes place certain restrictions on the incurrence of additional indebtedness, the creation of liens, sales of assets, mergers and consolidations and payment of dividends, among other things.

     On May 12, 1998, the Company registered with the Securities and Exchange Commission $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A (the "New Notes"). The New Notes are being offered by the Company to the Old Notes holders in an exchange ("Exchange Offer"). The

Company will not receive any proceeds from the Exchange Offer. The terms of the New Notes are identical in all material respects to the Old Notes.

     In August 1997, the Company increased the amount of financing available under the Credit Agreement to $100.0 million from $60.0 million, consisting of a $100.0 million revolving loan with a $5.0 million swingline loan credit subfacility. The loan is due August 13, 2002. The Credit Agreement was amended April 16, 1998, effective upon the issuance of the Old Notes, changing the commitment fees and the financial ratio requirements. In addition, limitations were put in place through September 1998, upon the cash component of the consideration payable by the Company for acquisitions of new businesses. A commitment fee ranging from .225% to .450% per annum is charged on the average daily unused portion of the loan facility. The loan is collateralized by 100% of the voting stock of the Company. The loan requires the Company to maintain certain financial ratios, and places restrictions on the sale and purchase of assets, payment of dividends and other distributions relating to the Company's outstanding capital stock. At the Company's option, borrowings under the revolving facility bear interest at (1) LIBOR plus an applicable margin that varies from a minimum of 1.0% to a maximum of 1.75% and is based on the calculation of a leverage ratio, or (2) the prime rate. At the Company's option, borrowings under the swingline loan credit subfacility bear interest at either (1) a Quoted Rate established by the lender or (2) the prime rate. At March 31, 1998, the Company's applicable margin was 1.625%, and the interest rates under this facility at March 31, 1998 ranged from 7.175% to 7.315%. Outstanding borrowings under this facility at March 31,1998 were approximately $100.0 million. Pending consummation of the offering of the Old Notes, the Company also entered into a revolving credit promissory note (the "Revolving Note") whereby NationsBank, N.A. agreed to advance the Company up to $10 million provided availability under the Credit Agreement had been exhausted. The Revolving Note was closed on February 26, 1998, and terminated upon the consummation of the offering of the Old Notes. Pricing and conditions to funding for the Revolving Note were identical to those on the Credit Agreement, and the Revolving Note was cross-defaulted to the Credit Agreement.

     At April 30, 1998, total borrowings under the Credit Agreement, including current portion, was approximately $27.0 million.

     At March 31, 1998, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25.0 million. The Company pays a fixed rate of 6.61% plus the applicable margin that varies from a minimum of 1.0% to a maximum of 1.75% and is based on the calculation of a leverage ratio. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.

     A portion of the consideration paid by the Company for PMI consisted of 495,050 shares of the Company's Common Stock. Pursuant to the terms of the PMI acquisition, the Company agreed to provide to ChoicePoint for a period of one year after the acquisition, protection against a decrease in the value of any of the Company's shares issued to and subsequently sold by ChoicePoint in the marketplace. Under the terms of the agreement, each month the Company must reimburse ChoicePoint in cash for any decrease in the price of the Company's shares by paying ChoicePoint the difference between the actual sale price of any shares sold by ChoicePoint and $20.20 (the average share price of the Company's Common Stock on the Nasdaq National Market system for a 15-day period prior to the closing of the transaction), multiplied by the number of shares sold. If any net gain is realized by ChoicePoint in any month during the one-year period of the agreement, then ChoicePoint will reimburse the Company for amounts previously paid by the Company to the extent of such net gains.

     Management currently believes that internally generated funds and borrowings under the Credit Agreement will be adequate to satisfy the Company's working capital requirements, including anticipated expansion, for the foreseeable future.

YEAR 2000 COMPLIANCE

     As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. Management does not anticipate that the Company will incur significant operating expenses or will be required to invest heavily in computer system improvements relating to the uncertainties associated with the year 2000 because the Company's current and planned systems are year 2000 compliant. The Company conducts business electronically with certain external parties, including payors and vendors. Management does not know at this time what, if any, impact year 2000 compliance may have on its payor and vendor sources and the impact, if any, on the Company if such payors or vendors are not fully compliant. Management is contacting external parties with which it interacts to determine year 2000 compliance issues and when its payors or vendors expect to be year 2000 compliant.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

          The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 310 Technology Parkway, Norcross, Georgia 30092.
          There is a charge of $.50 per page to cover expenses for copying and mailing.

          10.15 Amendment No. 1 to Credit Agreement, dated April 16, 1998, by and among the Company and its wholly-owned subsidiary, Pediatric Services of America, Inc., a Georgia corporation as Borrower, the subsidiaries and affiliates identified therein, the lenders identified therein, and NationsBank, N.A., as Administrative Agent, filed herewith.

          11.1   Computation of Earnings Per Share (Three Months)

          11.2   Computation of Earnings Per Share (Six Months)

          27     Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

     On April 20, 1998, the Registrant filed a report on Form 8-K under Item 5, announcing that the Registrant had consummated a private offering of $75,000,000 aggregate principal amount of 10% Senior Subordinated Notes due April 15, 2008.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PEDIATRIC SERVICES OF AMERICA, INC.
                                           (REGISTRANT)

Date:  May 14, 1998            By:    /s/ Stephen M. Mengert
                                    -------------------------------
                                      Stephen M. Mengert
                                      Senior Vice President,
                                      Chief Financial Officer,
                                      Treasurer and Secretary
                                      (Duly authorized officer and
                                      Principal Financial Officer)

                               INDEX OF EXHIBITS

                                                                     PAGE NO.
                                                                     --------
10.15     Amendment No. 1 to Credit Agreement, dated April 16,
          1998, by and among the Company and its wholly-owned
          subsidiary, Pediatric Services of America, Inc., a
          Georgia corporation as Borrower, the subsidiaries and
          affiliates identified therein, the lenders identified
          therein, and NationsBank, N.A., as Administrative Agent,
          filed herewith...............................................  21

11.1      Computation of Earnings per Share (Three Months).............  27

11.2      Computation of Earnings per Share (Six Months)...............  28

27        Financial Data Schedule......................................  29