Form 10-Q
period 1998-06-30
PEDIATRIC SERVICES OF AMERICA INC
filed 1998-08-14
CIK 893430

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

                         Yes [X]    No [ ]



As of August 5, 1998 the Registrant had 7,147,014 shares of Common Stock, $0.01 par value, outstanding.

--------------------------------------------------------------------------------

                          Index of Exhibits on page 20

                                   FORM 10-Q
                      PEDIATRIC SERVICES OF AMERICA, INC.
                                     INDEX




PART I    FINANCIAL INFORMATION                                      PAGE NUMBER


ITEM 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of
               June 30, 1998 and September 30, 1997........................3

          Condensed Consolidated Statements of Operations for
               the three and nine months ended June 30, 1998 and 1997......5

          Condensed Consolidated Statements of Cash Flows for
               the nine months ended June 30, 1998 and 1997................6

          Notes to Condensed Consolidated Financial Statements.............7


ITEM 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................9


PART II   OTHER INFORMATION


ITEM 5:   Other Information................................................17


ITEM 6:   Exhibits and Reports on Form 8-K.................................18


          Signatures.......................................................19


          Index of Exhibits................................................20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                 (UNAUDITED)            (AUDITED)
                                                                   JUNE 30,            SEPTEMBER 30,
                                                                     1998                  1997
                                                              ------------------    ------------------
ASSETS
Current assets:
  Cash and cash equivalents.................................            $    272            $    501
  Accounts receivable, less allowances for doubtful accounts
     of $25,578 and $10,036, respectively...................              90,251              75,458
  Prepaid expenses..........................................                 778                 508
  Deferred income taxes.....................................               3,793               3,880
  Income taxes receivable...................................               2,959                 --
  Other current assets......................................               4,308               3,481
                                                                        --------            --------
Total current assets........................................             102,361              83,828

Property and equipment:
  Home care equipment held for rental.......................              27,558              24,104
  Furniture and fixtures....................................              12,993               6,979
  Vehicles..................................................                 876                 731
  Leasehold improvements....................................                 919                 581
                                                                        --------            --------
                                                                          42,346              32,395

    Accumulated depreciation and amortization...............             (19,508)            (15,678)
                                                                        --------            --------
                                                                          22,838              16,717

Other assets:
   Goodwill, less accumulated amortization of $5,826
    and $3,695, respectively.................................             86,246              50,421
   Certificates of need, less accumulated amortization of
    $437 and $279, respectively..............................              3,111               1,543
   Deferred financing fees, less accumulated amortization of
    $382 and $192, respectively..............................              3,196                 632
   Non-compete agreements, less accumulated amortization
    of $836 and $719, respectively...........................                224                 321
   Other.....................................................                476                 372
                                                                        --------            --------
Total assets................................................            $218,452            $153,834
                                                                        ========            ========

See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                         (UNAUDITED)           (AUDITED)
                                                                           JUNE 30,           SEPTEMBER 30,
                                                                             1998                 1997
                                                                      ------------------    ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................           $ 10,915            $  6,302
  Accrued compensation..............................................              7,489               5,147
  Accrued insurance.................................................              3,049               2,393
  Other accrued liabilities.........................................              6,969               3,559
  Deferred revenue..................................................                885                 853
  Income taxes payable..............................................                 --               1,119
  Current maturities of long-term obligations from related
    parties.........................................................              1,365               2,163

  Current maturities of long-term obligations.......................                682                  99
                                                                               --------            --------
Total current liabilities...........................................             31,354              21,635
                                                                               --------            --------

Long-term obligations from related parties, net of current
   maturities.......................................................              3,099               3,887
Long-term obligations, net of current maturities....................            105,088              61,125
Deferred income taxes...............................................              3,804               4,691
Minority interest in subsidiary.....................................                788                 816

Stockholders' equity:
Preferred stock, $.01 par value, 2,000 shares authorized;  no
   shares issued and outstanding....................................                 --                  --
Common stock, $.01 par value, 80,000 shares authorized;
   7,146 shares at June 30, 1998 and 6,258 shares at
   September 30, 1997 issued and outstanding, respectively........                   71                  63
  Additional paid-in capital........................................             60,030              41,746
  Retained earnings.................................................             14,218              19,871
                                                                               --------            --------
Total stockholders' equity..........................................             74,319              61,680
                                                                               --------            --------
Total liabilities and stockholders' equity..........................           $218,452            $153,834
                                                                               ========            ========

See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                                  (unaudited)                 (unaudited)
                                                          ----------------------------  ------------------------
                                                              1998           1997           1998           1997
                                                          -------------  -------------  -------------  ------------
Net revenue.............................................        $78,480        $53,890       $219,518      $150,191

Costs and expenses:
  Operating salaries, wages and employee benefits.......         32,925         23,108         90,023        64,304
  Other operating costs.................................         34,478         19,993         89,945        56,483
  Corporate general and administrative..................          6,680          3,499         16,587         9,244
  Provision for doubtful accounts.......................         15,346          1,675         19,274         4,657
  Depreciation and amortization.........................          2,259          1,583          6,403         4,480
                                                                  -----        ------        -------       -------
Total costs and expenses................................         91,688         49,858        222,232       139,168
                                                                 ------         ------        -------       -------
Operating income (loss).................................        (13,208)         4,032         (2,714)       11,023
Interest expense........................................          2,619            964          6,011         2,325
                                                                -------         ------         ------        ------
Income (loss) before minority interest and income taxes.        (15,827)         3,068         (8,725)        8,698
Minority interest in (gain) loss of subsidiary..........              1             (4)            28            43
                                                                -------         ------         ------        ------
Income (loss) before income taxes.......................        (15,826)         3,064         (8,697)        8,741
Income taxes............................................         (5,917)         1,225         (3,044)        3,513
                                                                -------         ------        -------        ------
Net income (loss).......................................        $(9,909)        $1,839        $(5,653)       $5,228
                                                                =======         ======        =======        ======

BASIC SHARE DATA:
 Net income (loss) per common and common equivalent
   share................................................         $(1.39)         $ .29         $(0.82)        $ .84
                                                                 =======        =======        =======       ======
 Weighted average common shares outstanding.............          7,145          6,269          6,908         6,258
                                                                 =======        =======        =======       ======
DILUTED SHARE DATA:
 Net income (loss)  per common and common
   equivalent share.....................................         $(1.39)         $0.29         $(0.82)        $0.81
                                                                 =======        =======        =======       ======
 Weighted average common shares outstanding.............          7,145          6,434          6,908         6,434
                                                                 =======        =======        =======       ======

See accompanying notes to condensed consolidated financial statements

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                         (UNAUDITED)
                                                                                         ------------
                                                                                      1998          1997
                                                                                    -------        ------
OPERATING ACTIVITIES
  Net income (loss)........................................................          $ (5,653)   $  5,228
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization............................................             6,403       4,480
  Provision for doubtful accounts..........................................            19,274       4,657
  Amortization of deferred financing fees..................................               191          77
  Deferred income taxes....................................................              (242)         --
  Minority interest in loss of subsidiary..................................               (28)        (43)
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
  Accounts receivable......................................................           (32,569)    (20,656)
  Prepaid expenses and other current assets................................              (475)     (1,083)
  Accounts payable.........................................................             3,943      (1,344)
  Income taxes payable/receivable..........................................            (4,079)       (369)
  Accrued liabilities......................................................             5,600       2,708
                                                                                     --------     -------
Net cash used in operating activities......................................            (7,635)     (6,345)

INVESTING ACTIVITIES

  Purchases of property and equipment......................................            (7,977)     (5,134)
  Acquisitions of businesses...............................................           (24,415)    (10,683)
  Other, net...............................................................               (42)         (1)
                                                                                     --------     -------
Net cash used in investing activities......................................           (32,434)    (15,818)

FINANCING ACTIVITIES

  Principal payments on long-term debt.....................................           (87,057)     (1,729)
  Borrowings on long-term debt.............................................           129,500      24,314
  Deferred financing fees..................................................            (2,755)       (210)
  Proceeds from exercise of stock options..................................               152         158
                                                                                     --------     -------
Net cash provided by financing activities..................................            39,840      22,533
                                                                                     --------     -------
Increase (decrease) in cash and cash equivalents...........................              (229)        370
Cash and cash equivalents at beginning of year.............................               501         770
                                                                                     --------     -------
Cash and cash equivalents at end of period.................................          $    272    $  1,140
                                                                                     ========     =======
Supplemental disclosure of cash flow information
  Cash paid for interest...................................................          $  4,166    $  1,977
                                                                                     ========    ========

  Cash paid for income taxes...............................................          $  1,311    $  3,892
                                                                                     ========    ========

See accompanying notes to condensed consolidated financial statements

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1998. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 1997 Annual Report.

2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The dilutive effect of the weighted average number of options included in the diluted earnings per share is 165,844 and 176,359 for the three and nine months ended June 30, 1997. For the three and nine months ended June 30, 1998 the effect of the stock options were excluded from the calculation of weighted average shares outstanding for diluted loss per share as such amounts were antidilutive, respectively.

3.   INTEREST RATE SWAP AGREEMENT

     At June 30, 1998, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company pays a fixed rate of 6.61% plus the applicable margin that varies from a minimum of 1.0% to a maximum of 1.75% and is based on the calculation of a leverage ratio. The interest rate differential to be received or paid is recognized over the life of the agreement as an adjustment to interest expense. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.

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

     On November 11, 1997, one of the Company's consolidated subsidiaries, Insurance Medical Reporter, Inc. ("IMR"), purchased certain assets of American Insurance Examiners, Inc. ("AIE"), a paramedical testing company in Los Angeles, California, for a total cash purchase price of $1.2 million.

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

     On December 15, 1997, one of the Company's consolidated subsidiaries, IMR, purchased certain paramedical testing assets of ChoicePoint Services, Inc. ("PMI") for $21.7 million consisting of $11.7 million in cash and $10.0 million in the form of 495,050 shares of the Company's Common Stock. The Company provided the seller with a one-year price protection upon disposition for the Company's Common Stock issued at closing. See Item 2, "Liquidity and Capital Resources - Commitments" for further information.

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

     On January 30, 1998, the Company purchased the stock of Pediatric Nursing Service, Inc. ("PNS"), a pediatric nursing company in Parsippany, New Jersey, for a total purchase price of $2.4 million, consisting of $1.8 million in cash and $600,000 in the form of 31,927 shares of the Company's Common Stock. The shares of Common Stock have been placed in escrow and will be released upon the satisfaction of certain conditions. The Company granted the sellers a price protection upon disposition of the shares of Common Stock for a period of 30 days after they are released from escrow.

     On February 10, 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strictly Pediatrics, L.L.C. ("SP"), a home nursing and supply company in Austin, Texas, for a total purchase price of $15,000 in cash. The Company assumed and paid approximately $129,000 of indebtedness.

     On March 1, 1998 the Company purchased the stock of Medical Equipment & Supply, Inc. ("MES"), in Austin, Texas, for a total purchase price of $2.0 million, consisting of $670,000 cash and $1.34 million in the form of 69,247 shares of the Company's Common Stock. The shares of Common Stock have been placed in escrow and will be released upon the satisfaction of certain conditions. The Company granted the sellers a price protection upon disposition of the shares of Common Stock for a period of 30 days after they are released from escrow.

     On June 5, 1998, the Company signed an agreement to put on deposit $1.0 million to purchase substantially all of the assets of Transworld Home Health Care--Nursing Division, Inc. ("THHC"), a home nursing company with operations in New Jersey and Florida. On the closing date July 15, 1998 the total purchase price was $5.3 million, consisting of all cash. At closing, $1.0 million of the purchase price was placed in escrow and will be released upon satisfaction of certain conditions.

     The purchase method of accounting was used to record each of the above acquisitions. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the purchase dates. Operating results for the acquired companies have been included in the Company's consolidated results of operations from the respective purchase dates.

     The acquisitions of PPT, IC, AIE, KAN, CHM, PMI, KN, TAS, PNS, SP, MES and THHC are not considered significant as defined by Regulation S-X Rule 1-02(w) and, therefore, the consolidated financial statements do not reflect pro forma financial information for these acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby makes reference to certain risks as set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 5, 1998 (Registration No. 333-51895). Such cautionary statements identify important facts that could cause the Company's actual results to differ materially from those projected in forward looking statements made by or on behalf of the Company in this or any other section of this Form 10-Q. The Company's business is subject to a number of risks, some of which are beyond the Company's control. These risks include whether the Company will be able to resolve issues pertaining to the collectibility of its accounts receivable, pricing pressures (including changes in governmental reimbursement levels), the impact of health care reform proposals, the effect of federal and state healthcare regulations, the highly competitive market, recent losses, the concentration of large payors and dependence on relationships with third parties.

     RESULTS OF OPERATIONS

     The historical condensed consolidated statements of operations of the Company for the three and nine month periods ended June 30, 1998 contained in this report and the following discussion thereof, include the effect of the Company's acquisitions of PPT, IC, AIE, KAN, CHM, PMI, KN, TAS, PNS, SP, and MES subsequent to the respective dates of acquisition.

     The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the comparative prior period.


                                                                                               PERIOD-TO-PERIOD
                                                                                                 PERCENTAGE OF
                                           PERCENTAGE OF NET REVENUE                          Increase (Decrease)
                                       ------------------------------------------     ---------------------------------
                                          THREE MONTHS         NINE MONTHS               THREE MONTHS     NINE MONTHS
                                             ENDED               ENDED                      ENDED            ENDED
                                            June 30,            June 30,                   June 30,         JUNE 30,
                                      ---------------------  --------------------     ----------------  ---------------
                                         1998       1997       1998       1997         1998  TO  1997    1998  TO  1997
                                      ----------  ---------  ---------  ---------     ----------------  ---------------

Net revenue.........................         100%       100%       100%       100%                45.6%            46.2%
Operating salaries, wages and
 employee benefits..................        42.0       42.9       41.0       42.8                 42.5             40.0
Other operating costs...............        43.9       37.1       41.0       37.6                 72.4             59.2
Corporate, general and
 administrative.....................         8.5        6.5        7.6        6.2                 90.9             79.4
Provision for doubtful accounts.....        19.6        3.1        8.8        3.1                815.9            313.8
Depreciation and amortization.......         2.8        2.9        2.9        3.0                 42.7             42.9
                                           -----       ----       ----       ----               ------           ------
Operating income (loss).............       (16.8)       7.5       (1.3)       7.3               (427.6)          (124.6)
Interest expense....................         3.3        1.8        2.7        1.5                171.8            158.6
                                           -----       ----       ----       ----               ------           ------
Income (loss) before income taxes
 and minority interest..............       (20.1)       5.7       (4.0)       5.8               (615.9)          (200.3)
Minority interest in (gain) loss of
 subsidiary.........................         0.0        0.0        0.0        0.0               (119.8)           (34.2)
                                           -----       ----       ----       ----               ------           ------
Income (loss) before income taxes...       (20.1)       5.7       (4.0)       5.8               (616.6)          (199.5)
Income taxes........................        (7.5)       2.3       (1.4)       2.3               (583.2)          (186.7)
                                           -----       ----       ----       ----               ------           ------
Net income (loss)...................       (12.6)%      3.4%      (2.6)%      3.5%              (638.8)%         (208.1)%
                                           =====       ====       ====       ====               ======           ======

The following table sets forth for the periods indicated, the percentage of net revenue represented by the following items:

                                                                 THREE MONTHS             NINE MONTHS
                                                                    ENDED                    ENDED
                                                                   JUNE 30,                 JUNE 30,
----------------------------------------------------------------------------------------------------------
PEDIATRIC HOME HEALTH CARE:                                   1998         1997         1998         1997
                                                            --------     -------      --------     --------
   Nursing..........................................        $22,785      $19,075      $ 67,758     $ 47,255

   Respiratory Therapy Equipment....................          6,306        5,944        17,949       16,525

   Home Medical Equipment...........................            853          482         2,426        1,761

   Pharmacy and Other...............................          8,594        7,702        26,574       20,657
                                                            -------      -------      --------     --------

   Total Pediatric Home Health Care.................         38,538       33,203       114,707       86,198
                                                            -------      -------      --------     --------

ADULT HOME HEALTH CARE:
Nursing.............................................          4,292        4,485        13,117       17,482

Respiratory Therapy Equipment.......................          5,159        5,548        16,650       16,695

Home Medical Equipment..............................          1,549        1,385         4,620        4,088

Pharmacy and Other..................................          5,265        2,469        14,926        6,605
                                                            -------      -------      --------     --------

         Total Adult Home Health Care...............         16,265       13,887        49,313       44,870
                                                            -------      -------      --------     --------

         Total Medical Testing Services.............         23,677        6,800        55,498       19,123
                                                            -------      -------      --------     --------
         Total Net Revenue..........................        $78,480      $53,890      $219,518     $150,191
                                                            =======      =======      ========     ========


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.
------------------------------------------------------------------------------

     Net Revenues: Net revenue increased $24.6 million, or 46%, to $78.5 million in the three months ended June 30, 1998 from $53.9 million in the same period in the prior year. The Company's acquisitions accounted for approximately $22.9 million of the increase in net revenue and internal growth accounted for the remaining $1.7 million. For branch offices that have been under the Company's management for more than one year, the internal growth in net revenue was 3% for the three months ended June 30, 1998. Of the $24.6 million increase in net revenue in the third quarter of fiscal 1998, pediatric health care net revenue accounted for $5.3 million. Increased pediatric health care net revenue for the three months ended June 30, 1998 was attributable to the Company's acquisitions which accounted for approximately $4.1 million and the remaining to marketing efforts which resulted in an increase in patients served rather than any significant increase in rates charged. The net increase in adult health care (young adult and geriatric patients) net revenue accounted for $2.4 million of the total increase in net revenue for the three months ended June 30, 1998. Increased adult net revenue for the three months ended June 30, 1998 was attributable to the Company's acquisitions which accounted for approximately $3.8 million, partially offset by a decline in internal revenue for adult patients of $1.3 million. Net revenue for paramedical testing services accounted for $16.9 million of the increase in net revenue for the quarter, primarily due to the acquisition of PMI which added $15.0 million. In the three months ended June 30, 1998, the Company derived approximately 71% of its net revenues from commercial insurers and other private payors, 23% from Medicaid and 6% from Medicare.

     Operating Salaries, Wages and Employee Benefits:  Operating salaries, wages
     -----------------------------------------------
and employee benefits consist primarily of branch office employee costs which increased $9.8 million, or 43%, to $32.9 million in the three months ended June 30, 1998 from $23.1 million in the same period in the prior year. The increase was due to various factors including the Company's acquisitions which added approximately $8.7 million. As a result of acquisitions completed by the Company, particularly the December 1997 acquisition of PMI, the

Company's historical results of operations are not necessarily indicative of future results. Due to the nature of its operations, PMI has a lower operating salaries, wages and employee benefits component as compared to the Company's home healthcare operations. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended June 30, 1998 decreased to 42% from 43% in the comparable period of the prior year.

     Other Operating Costs:
     ---------------------
Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses, independent contractor payments and cost of sales. The cost of sales consists primarily of the cost of pharmacy products sold. Other operating costs increased $14.5 million, or 72%, to $34.5 million in the three months ended June 30, 1998 from $20.0 million in the comparable period in 1997. Of the increase $6.9 million relates to the PMI acquisition in the medical testing business. Due to the nature of its operations, PMI has a higher other operating cost component as compared to the Company's home healthcare operations. The remaining $7.6 million is primarily due to growth in the business. As a percentage of net revenue, other operating costs for the three months ended June 30, 1998 increased to 44% from 37% in the comparable period of the prior year.

     Corporate, General and Administrative Costs:
     -------------------------------------------
Corporate, general and administrative costs increased $3.2 million, or 91%, to $6.7 million for the three months ended June 30, 1998 from $3.5 million in the same period in the prior year. The increase was primarily due to the acquisition of PMI and growth of the business. As a percentage of net revenue, corporate, general and administrative costs for the three months ended June 30,1998 increased to 9% from 7% in the comparable period of the prior year.

     Provision for Doubtful Accounts:
     -------------------------------
Provision for doubtful accounts consists of the amount of billed revenue that management estimates to be uncollectible. During the three months ended June 30, 1998, the Company's provision for doubtful accounts increased approximately $13.7 million, or 816%, to $15.4 million from $1.7 million in the same period in 1997. The increase in the three months ended June 30, 1998 is primarily attributable to management's ongoing assessment of the collectibility of accounts receivable which was revised to reflect: (1) continued difficulties in the health care reimbursement environment, (2) lagging collection on certain receivables primarily resulting from the implementation of a new billing and collection system which diverted the Company's resources from pursuing older receivable balances, (3) problems identified during the quarter related primarily to certain billings generated during the implementation phase of the new billing and collection system, (4) collection experience on certain receivables of acquired businesses and (5) the unfavorable outcome of certain receivables under appeal. Due to the above mentioned environmental and process changes the Company's Management reassessed its methodology for estimating its allowance for doubtful accounts resulting in the increase in the provision and a decrease in days sales outstanding to 103 days in the fiscal 1998 period from 111 days in the prior year period. See "Liquidity and Capital Resources".

     Depreciation and Amortization Expenses:
     --------------------------------------
Depreciation and amortization expenses increased $0.7 million, or 43%, to $2.3 million in the three months ended June 30, 1998 from $1.6 million in the same period in 1997. The increase was primarily due to capital expenditures for the purchase of rental and computer equipment and the amortization of goodwill from the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs were comparable for the three months ended June 30, 1998 and 1997.

     Interest Expense:
     ----------------
Interest expense increased $1.6 million, or 172%, to $2.6 million in the three months ended June 30, 1998 from $1.0 million in the same period in the prior year. The increase was primarily the result of a $60.2 million increase in the Company's average debt outstanding at June 30, 1998 compared to the same period in the prior year. The increase was also due to an increase in interest rates related to the issuance of

10% Senior Subordinated Notes due 2008, and the Company's credit facility. See "Liquidity and Capital Resources".

     Income Tax Expense:  Income tax expense (benefit) decreased $7.1 million,
     ------------------
or 583% to $(5.9) million in the three months ended June 30, 1998 from $1.2 million in the same period in the prior year. The Company has recorded an overall net operating loss for the quarter. The Company expects to realize a refund through carryback claims of approximately $0.9 million.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997.

     Net Revenues:  Net revenue increased $69.3 million, or 46% to $219.5
     ------------
million in the nine months ended June 30, 1998 from $150.2 million in the same period in the prior year. The Company's acquisitions accounted for approximately $56.2 million of the increase in net revenue and internal growth accounted for the remaining $13.1 million. For branch offices that have been under the Company's management for more than one year, the internal growth in net revenue was 9% for the nine months ended June 30, 1998. Of the $69.3 million increase in net revenue for the nine months ended June 30, 1998, pediatric health care net revenue accounted for $28.5 million. Increased pediatric health care net revenue for the nine months ended June 30, 1998 was attributable to the Company's acquisitions which accounted for approximately $13.4 million and the remainder to marketing efforts which resulted in an increase in patients served rather than any significant increase in rates charged. Adult health care net revenue accounted for $4.4 million of the increase in net revenue for the nine months ended June 30, 1998. Increased adult health care net revenue for the nine months ended June 30, 1998 was attributable to the Company's acquisitions which accounted for approximately $11.1 million. This amount was partially offset by a decline in internal revenue for adult patients of $6.7 million. Paramedical testing services net revenue accounted for $36.4 million of the increase in net revenue for the nine month period, primarily due to the acquisition of PMI which added $31.7 million. The Company derived approximately 70% of its net revenues from commercial insurers and other private payors, 23% from Medicaid and 7% from Medicare.

     Operating Salaries, Wages and Employee Benefits:  Operating salaries, wages
     -----------------------------------------------
and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits increased $25.7 million, or 40% to $90.0 million in the nine months ended June 30, 1998 from $64.3 million in the same period in the prior year. The increase was primarily due to the Company's acquisitions which added approximately $20.6 million. As a result of acquisitions completed by the Company, particularly the December 1997 acquisition of PMI, the Company's historical results of operations are not necessarily indicative of future results. Due to the nature of its operations, PMI has a lower operating salaries, wages and employee benefits component as compared to the Company's home healthcare operations. As a percentage of net revenue, operating salaries, wages and employee benefits for the nine months ended June 30, 1998 decreased to 41% from 43%.

     Other Operating Costs:  Other operating costs include medical supplies,
     ---------------------
branch office rents, utilities, vehicle expenses, independent contractor payments and cost of sales. The cost of sales consists primarily of the costs of pharmacy products sold. Other operating costs increased $33.4 million or 59% to $89.9 million in the nine months ended June 30, 1998 from $56.5 million in the comparable period in 1997. Of the increase, $16.2 million relates to the PMI acquisition in the medical testing business. Due to the nature of its operations, PMI has a higher other operating costs component as compared to the Company's home healthcare operations. The remaining $17.2 million is primarily due to growth in the business. As a percentage of net revenue, other operating costs for the nine months ended June 30, 1998 increased to 41% from 38% in the comparable period of the prior year.

     Corporate, General and Administrative Costs:  Corporate, general and
     -------------------------------------------
administrative costs increased $7.4 million, or 80%, to $16.6 million in the nine months ended June 30, 1998 from $9.2 million in the same period in the prior year. The increase was primarily due to the acquisition of PMI and growth of the business. As a percentage of net revenue corporate, general and administrative costs for the nine months ended June 30, 1998, increased to 8% from 6% in the comparable period of the prior year.

     Provision for Doubtful Accounts:  Provision for doubtful accounts consists
     -------------------------------
of the amount of billed revenue that management estimates to be uncollectible. During the nine months ended June 30, 1998, the Company's provision for doubtful accounts increased approximately $14.6 million, or 314%, to $19.3 million from $4.7 million in the same period in 1997. The increase in the three months ended June 30, 1998 is primarily attributable to management's ongoing assessment of the collectibility of accounts receivable which was revised to reflect: (1) continued difficulties in the health care reimbursement environment, (2) lagging collection on certain receivables primarily resulting from the implementation of a new billing and collection system which diverted the Company's resources from pursuing older receivable balances, (3) problems identified during the quarter related primarily to certain billings generated during the implementation phase of the new billing and collection system, (4) collection experience on certain receivables of acquired businesses and (5) the unfavorable outcome of certain receivables under appeal. Due to the above mentioned environmental and process changes the Company's Management reassessed its methodology for estimating its allowance for doubtful accounts resulting in the increase in the provision and a decrease in days sales outstanding to 103 days in the fiscal 1998 period from 111 days in the prior year period. See "Liquidity and Capital Resources".

     Depreciation and Amortization Expenses:  Depreciation and amortization
     --------------------------------------
expenses increased $1.9 million, or 43%, to $6.4 million in the nine months ended June 30, 1998 from $4.5 million in the same period in 1997. The increase was primarily due to capital expenditures for the purchase of rental and computer equipment and the amortization of goodwill from the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs were comparable for the nine months ended June 30, 1998 and 1997.

     Interest Expense:  Interest expense  increased $3.7 million, or 159%, to
     ----------------
$6.0 million in the nine months ended June 30, 1998 from $2.3 million in the same period in the prior year. The increase was primarily the result of $50.4 million increase in the Company's average debt outstanding at June 30, 1998 compared to the same period in the prior year. The increase was also due to an increase in interest rates related to the issuance of 10% Senior Subordinated Notes due 2008, and the Company's credit facility. See "Liquidity and Capital Resources".

     Income Tax Expense:  Income tax expense (benefit) decreased $6.5 million,
     ------------------
or 187%, to $(3.0) million in the nine months ended June 30, 1998 from $3.5 million in the same period in the prior year. The Company has recorded an overall net operating loss for the year to date. The Company expects to realize a refund through carryback claims of approximately $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     ACCOUNTS RECEIVABLE: The Company's operating cash flows are affected significantly by changes in accounts receivable, which have grown substantially over time largely as a result of the Company's net revenue growth. For the nine months ended June 30, 1998 and 1997, the Company's cash flows from operations were affected by increases in accounts receivable balances of $32.6 million and $20.7 million, respectively. The Company's DSO was 103 days and 111 days as of June 30, 1998 and June 30, 1997, respectively, based on the net revenue for the last quarter of the period. The decrease in DSO is primarily attributable to the increase in the allowance for doubtful accounts. The Company has taken measures intended to further improve DSO by hiring additional experienced reimbursement personnel, enhancements to the billing and collection system, improving training programs, engaging an outside consulting firm to assess the billing and collection functions and provide recommendations for process improvements, as well as further utilization of the new billing and collection system to include the integration of locations not currently on the system.

     PROPERTY AND EQUIPMENT: The Company's investments in property and equipment are attributable largely to purchases of medical equipment that is rented to patients, and to computer equipment related to the Company's new medical billing and collection system, and the new medical testing billing, ordering and management systems. Capital expenditures for computer equipment have been substantially completed.

     ACQUISITIONS: Acquisitions to date have been financed with a combination of borrowings under the Credit Agreement, shares of Common Stock of the Company and seller notes. The Company's cash investments in the acquisition of businesses were $24.4 million and $10.7 million respectively, for the nine months ended June 30, 1998 and 1997.

     LONG TERM DEBT: On April 16, 1998, the Company issued, in a private placement, $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, which were subsequently replaced on May 12, 1998, with $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A, registered with the Securities and Exchange Commission (the "Notes"). After paying issuance costs of approximately $2.7 million, the Company received proceeds of $72.3 million, which were used to repay a portion of the indebtedness outstanding under its revolving credit facility. Interest on the Notes accrues from the date of issuance, and is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes are redeemable for cash at any time on or after April 15, 2003, at the option of the Company, in whole or in part, at certain redemption prices, plus accrued and unpaid interest to the date of redemption. In addition, at any time prior to April 15, 2001, the Company may redeem up to 25% of the aggregate principal amount of the Notes at a set redemption amount with the net proceeds from one or more public offerings of Common Stock of the Company. The Notes place certain restrictions on the incurrence of additional indebtedness, the creation of liens, sales of assets, mergers and consolidations and payment of dividends, among other things.

     CREDIT AGREEMENT:   In August 1997, the Company increased the amount of
financing available under the Credit Agreement from $60.0 million to $100.0 million, consisting of a $95.0 million revolving loan (Credit Facility) with a $5.0 million swingline loan credit subfacility. The Credit Agreement was amended April 16, 1998, effective upon the issuance of the Notes, changing the commitment fees and the financial ratio requirements.

     As of July 31, 1998, the Company provided notice to its lenders, as required under the terms of the Credit Agreement, of a breach of certain financial covenants contained in the Credit Agreement. As a result, the Credit Agreement was further amended on August 13, 1998 ("Amendment No. 2"), waving the default under the credit agreement, amending the financial covenants applicable after August 13, 1998, placing a limitation on aggregate borrowings for working capital purposes and prohibiting the Company from borrowing for acquisitions until February 1999 without the approval of the lenders and stipulating that the Company must meet certain financial criteria as defined in Amendment No. 2 before borrowing for acquisitions. In addition, Amendment No. 2 reduces total borrowings allowed under the Credit Agreement from $100.0 million to $75.0 million, changes commitment fees and applicable margins and allows the lenders to appoint an independent consultant to review the billing and collection
system, processes and controls.   The Amendment No. 2 also granted the Company a
waiver to permit the Company to comply with its contractual obligations under the PMI acquisition and to repurchase at the market price the shares issued in the PMI transaction, and gave lender approval for the purchase by the Company of a home health agency in Georgia. See discussion under "Commitments".

     The Security Agreement executed in connection with Amendment No. 2 grants to the lenders under the Credit Agreement, subject to certain permitted liens and exceptions, a collateral interest in substantially all of the assets of the Company.

     Under the amended Credit Facility, commitment fees ranging from 0.300% to 0.500% per annum is charged on the average daily unused portion of the loan facility. The Company's current leverage ratio will result in an increase in the effective interest rate on borrowings under the Credit Agreement. At the Company's option, borrowings under the revolving facility bear interest at (1) LIBOR plus an applicable margin that varies from a minimum of 1.375% to a maximum of 3.000% and is based on the calculation of a leverage ratio, or (2) the base rate plus the applicable margin. At the Company's option, borrowings under the swingline loan credit subfacility bear interest at either (1) a Quoted Rate established by the lender or (2) the prime rate. At June 30, 1998, the Company's applicable margin was 1.625%, and the interest rates under this facility at June 30, 1998 ranged from 7.175% to 7.315%. Outstanding borrowings under this facility at June 30,1998 were approximately $30.0 million.

     The Company anticipates that the available lines of credit under the Credit Agreement, and cash flow generated from operations should be adequate to enable the company to continue to fund its operations, capital expenditures, anticipated internal growth, and planned acquisitions.

     At June 30, 1998, total borrowings under the Notes and the Credit Agreement were approximately $105.0 million.

     INTEREST RATE SWAP AGREEMENT: At June 30, 1998, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25.0 million. The Company pays a fixed rate of 6.61% plus the applicable margin that varies from a minimum of 1.0% to a maximum of 1.75% and is based on the calculation of a leverage ratio. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.

     COMMITMENTS: A portion of the consideration paid by the Company for PMI consisted of 495,050 shares of the Company's Common Stock issued at $20.20 per share (the "Shares"), for a total share value of $10.0 million. Pursuant to the terms of the PMI acquisition, as amended, the Company agreed to provide ChoicePoint protection for a specified time period against a decrease in the value of any of the Shares subsequently sold by ChoicePoint in the marketplace, or any Shares tendered to the Company in a private sale at the current market price. Under the terms of the agreement, the Company must reimburse ChoicePoint in cash for the difference between $20.20 and the sale price of any Shares actually sold by ChoicePoint for less than $20.20 prior to December 15, 1998, and must purchase any Shares tendered by ChoicePoint at the current market price. Pursuant to the terms of Amendment No.2 to the Credit Agreement, the lenders agreed to permit the Company to repurchase all of the shares at the market price at the time of purchase, and to pay the contractual protection obligation, for a total of $10.0 million, the amount of the original consideration represented by the Shares at closing. ChoicePoint and the Company have agreed to complete the transaction on or prior to August 21, 1998.

YEAR 2000 COMPLIANCE

     As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. Management does not anticipate that the Company will incur significant operating expenses or will be required to invest heavily in computer system improvements relating to the uncertainties associated with the year 2000 because the Company's current systems, and the systems presently in the final stages of implementation, are believed to be year 2000 compliant. The Company anticipates that testing of its systems will begin in the first quarter of fiscal 1999.

     In addition, the Company conducts business electronically with certain external parties, including payors and vendors. Management does not know at this time what, if any, impact year 2000 compliance may have on its payor and vendor sources and the impact, if any, on the Company if such payors are not fully compliant. Management is contacting external parties with which it interacts to determine year 2000 compliance issues and when its payors or vendors expect to be year 2000 compliant.

QUARTERLY OPERATING RESULTS AND SEASONALITY

     The Company's quarterly results may vary significantly depending primarily on factors such as rehospitalizations of patients, the timing of new branch office openings and pricing pressures due to legislative and regulatory initiatives to contain health care costs. As a result of the above factors, the Company's operating results for any particular quarter may not be indicative of the results for the full fiscal year. In addition, the Company's future operating results could differ materially from those previously achieved or projected in forward looking statements made by or on behalf of the Company.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION.

          The Securities and Exchange Commission has made recent changes to the proxy rules in Regulation 14A under the Securities Exchange Act of 1934, as amended, including Rule 14a-4 and Rule 14a-5. Stockholders are entitled to submit proposals on matters appropriate for stockholder action consistent with the rules and regulations of the Securities and Exchange Commission and with the Company's Bylaws. Any such proposal for the 1999 Annual Meeting of stockholders must comply with applicable regulations and be received by the Company at its executive offices in Norcross, Georgia, as follows:

               (i) to be eligible for inclusion in the Company's proxy materials and form of proxy, it must be received no later than November 1, 1998; or

               (ii) to be eligible to be presented from the floor for vote at the meeting (but not intended for inclusion in the Company's proxy materials), it must be received no later than sixty (60) days nor more than ninety (90) days prior to the meeting; provided, however, that in the event that less than seventy (70) days notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made.

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

           10.16  Amendment No. 2 to Credit Agreement
           10.17  Security Agreement
           27  Financial Data Schedule

      (b)  Reports on Form 8-K
           -------------------

      On July 29, 1998, the Registrant filed a report on Form 8-K under Item 5, indicating the expected results of this third quarter report. See "Item 2. Management's Discussion and Analysis and Results of Operations".

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PEDIATRIC SERVICES OF AMERICA, INC.
                                              (REGISTRANT)



Date:  August 14, 1998              By:     /s/ Stephen M. Mengert
                                          ---------------------------------
                                              Stephen M. Mengert
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Secretary
                                              (Duly authorized officer and
                                              Principal Financial Officer)

                               INDEX OF EXHIBITS

                                                                        PAGE NO.
                                                                        --------

     10.16    Amendment No. 2 to Credit Agreement........................  21
     10.17    Security Agreement.........................................  32
     27       Financial Data Schedule....................................  52