Form 10-K405
period 1998-09-30
PEDIATRIC SERVICES OF AMERICA INC
filed 1999-01-12
CIK 893430

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

(Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 ---                              ACT OF 1934



                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---                         EXCHANGE ACT OF 1934

             For the Transition period from           to
                                            ---------    ---------


                        COMMISSION FILE NUMBER 0-23946



                      PEDIATRIC SERVICES OF AMERICA, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                       58-1873345
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


    310 Technology Parkway
      Norcross, Georgia                                   30092-2929
-------------------------------                          ------------
(Address of principal executive                           (Zip Code)
             offices)


     Registrant's telephone number,  including area code - (770) 441-1580
     --------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X      No
                            ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

The aggregate market value of voting stock held by non-affiliates of the registrant on December 1, 1998, based on a closing price of $3.75 per share, was $23,475,184. As of December 1, 1998, the number of shares of the registrant's common stock outstanding was 6,651,964 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant's 1998 Annual Report and Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on January 20, 1999 is incorporated herein by reference in Parts II and III of this Annual Report on Form 10-K.

Page 1 of 90, including exhibits.  Index of Exhibits is on page 38 hereof.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                          ANNUAL REPORT ON FORM 10-K
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                               Table of Contents
                               -----------------

Item                                                                     Page
Number                                                                  Number
------                                                                  ------
                                 PART I

1.    Business.........................................................    3

2.    Properties.......................................................   26

3.    Legal Proceedings................................................   26

4.    Submission of Matters to a Vote of Security Holders..............   26

4(A). Executive Officers of the Registrant.............................   27


                                 PART II

5.    Market for the Registrant's Common Stock and
      Related Stockholder Matters......................................   27

6.    Selected Financial Data..........................................   27

7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations........................................   27

7(A). Quantitative and Qualitative Disclosures about Market Risk.......   28

8.    Financial Statements and Supplementary Data......................   28

9.    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure..............................   28

                                 PART III

10.   Directors and Executive Officers of the Registrant...............   29

11.   Executive Compensation...........................................   29

12.   Security Ownership of Certain Beneficial Owners and Management...   29

13.   Certain Relationships and Related Transactions...................   29

                                 PART IV

14.   Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K..............................................   29

SIGNATURES.............................................................   35

INDEX TO FINANCIAL STATEMENT SCHEDULES.................................  S-1

INDEX TO EXHIBITS......................................................   38

                                 PART I


ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the "Company"). When used in this Form 10-K, the words "may," "could," "should," "would," "believe," "feel," "anticipate," "estimate," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference, and those discussed in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company's ability to collect for equipment sold or rented, or for services provided, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

GENERAL

The Company is a leading provider of children's health care and related services, and also a provider of comprehensive and paramedical testing to the life, health and disability insurance industries. Management believes the Company is the nation's largest focused pediatric home health care provider and third largest provider of paramedical testing services. The Company provides children's health care services through 113 branch offices located in 28 states and the District of Columbia, and paramedical testing services through over 200 field offices located in all 50 states, Puerto Rico and Guam.

The Company provides a broad range of pediatric health care services, including nursing, respiratory therapy and other medical equipment, and pharmacy and infusion therapy. In addition, the Company provides pediatric rehabilitation services, day treatment centers for medically fragile children, pediatric well care services and special needs educational services for pediatric patients.
The Company also provides case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other health care providers. The company's services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children.

The Company entered the paramedical testing business through the acquisition of Premier Medical Services, Inc., ("Premier") in February 1996. In December 1997, the Company acquired Physical Measurements Information ("PMI") making the Company the nation's third largest provider of paramedical testing services.
The Company provides a broad range of paramedical testing services, including taking health histories, collecting blood and urine samples, administering physical examinations and performing electrocardiogram examinations on insurance applicants. The Company's paramedical testing services clients include over 1,000 life, health and disability insurance companies as well as corporations and other organizations that require drug and alcohol screening, wellness physicals and occupational health services.

INDUSTRY OVERVIEW

Health Care Services

According to industry sources, the market for home health care services in the United States in 1996 was estimated at $35 billion. The Company estimates that the market for pediatric home health care for the same period was over $5 billion. The pediatric home health care market is distinct in a number of respects. Pediatric patients tend to require a higher acuity of care due to their age and the severity of their medical conditions, and consequently generally have a relatively long length of treatment, often measured in years rather than weeks or months. Pediatric illness and conditions include bronchopulmonary dysplasia, digestive and absorptive diseases, congenital heart defects and other cardiovascular disorders, cancer, cerebral palsy, cystic fibrosis, chronic obstructive pulmonary disease, endocrinology disorders, hemophilia, orthopedic conditions and post surgical needs. In many instances, pediatric patients have multiple disorders.

Home care for pediatric patients, like home care generally, is preferred over institutional care by patients and their parents or other care givers as well as by payors. Patients and parents prefer home care due to the ability to care for the child in a nurturing environment, assist in socialization and provide 24-hour attention. Home care also minimizes the risk of cross-infection, eliminates privacy and safety concerns and permits a more gradual, and consequently more event-free transition of care-giving from the health care professional to the family. Payors prefer home care because it is generally more cost effective than institutional care.

Third-party reimbursement for pediatric home care is provided predominantly by private health insurance, with a smaller portion provided by Medicaid. Because of the special needs of pediatric patients, the acuity of care and the skill levels of the individual nurses or therapists providing the care, the rates charged for health care services, particularly nursing services for pediatric patients are generally higher than adult rates. In addition, due to the high medical acuity of pediatric patients and the large variations in patient conditions and treatment protocols, pediatric home health care is typically not reimbursed on a capitated basis.

Unlike geriatric home care patients, who generally receive maintenance care, pediatric home care patients are usually treated interventionally, using technologically advanced medical equipment such as ventilators, oxygen delivery systems, nebulizers, sleep apnea monitors and other respiratory equipment. Pediatric patients often also require home infusion therapy for the delivery of pharmaceuticals, especially for the treatment of hemophilia, cystic fibrosis and endocrinology disorders, as well as physical and occupational therapy.

Due to the specialized care required to treat pediatric illnesses and conditions, home care is most effectively delivered to pediatric patients by nurses with neonatal intensive care unit ("NICU") and pediatric intensive care unit ("PICU") experience. These specialized health care professionals are experienced in treating medically fragile children, using and maintaining the medical equipment, and administering required medications and other therapies. Pediatric patients typically require home nursing in shifts, in which nursing care is delivered eight to twenty-four hours per day, in contrast to home nursing care for geriatric patients, in which nursing care is typically provided on a short "visiting nurse" basis.

Like pediatric patients, young adult home care patients, who range in age from 18 to 64 years, often require long-term care from private duty nurses. Young adult patients suffer from such disorders as muscular dystrophy, cystic fibrosis, hemophilia, cardiovascular disorders and cancer. Many young adult patients suffer injury and significant disabilities from near drowning incidents and accidents or other forms of trauma. Many of these disorders and illnesses require lifelong treatment. Frequently, a young adult patient receives home care as a continuation of a pediatric home care treatment regimen. A large percentage of young adult patients are covered by private health insurance, with the remainder covered by Medicaid.

Geriatric patients (those patients age 65 years old and older) generally have shorter periods of service and shorter periods of daily care. Many geriatric patients suffer from emphysema or other pulmonary disorders requiring oxygen therapy performed during short home visits by nurses or therapists. Geriatric patients with more acute conditions are more likely to receive care in an institutional setting. Most geriatric patients are covered by Medicare for all or part of their health care needs.

The pediatric home health care services market currently is heavily fragmented. This market is served by a large number of small entities that operate on a local or regional basis and typically provide a limited range of health care services. This market is also served by a small number of national home health care companies that service the pediatric market as part of a broader product offering. Because of the high degree of specialization required for effective treatment of pediatric patients and the broad scope of services required due to pediatric patients' generally high medical acuity levels, the Company believes that there are significant growth opportunities for a national provider offering a broad range of health care products focused on the home pediatric patient.

The U.S. paramedical testing services market is estimated by the Company to be approximately $600 million with the majority of services being provided by four national providers, including the Company, and several regional providers. Paramedical testing services include taking health histories, obtaining blood and urine samples and administering physical examinations and electrocardiograms. Some or all of these tests are typically required by insurance companies as a prerequisite to underwriting life, health and disability insurance policies. The Company believes that the paramedical testing services market is growing due to: (i) the implementation of stricter underwriting standards requiring increased testing as a result of growing concern over substance abuse and AIDS and other catastrophic illnesses; (ii) technological advances in testing; and (iii) the aging of the U.S. population. The Company also believes that large national providers are growing at the expense of local and regional providers as many insurance companies seek to improve quality and reduce administrative costs by consolidating their business with fewer providers.

Insurance companies increasingly focus on the technological capabilities of their paramedical testing providers in an effort to more efficiently track the status of pending applications and to decrease the time between policy application and issuance. The ability of a paramedical testing provider to quickly and accurately accept orders for tests, schedule tests, and provide status information as well as test results electronically has become an important selection criteria. The Company believes that large national providers with significant information systems resources and expertise should be able to capitalize on these assets to gain market share.

To improve quality control and reduce administrative costs, life, health and disability insurance companies are limiting the number of paramedical testing providers approved by their medical underwriting departments. As customers consolidate their business with fewer providers, the ability of a provider to offer a full range of testing services nationwide has become increasingly important. In addition, since the accuracy and completeness of testing information is critical to the timely completion of the entire underwriting process, insurance companies are seeking out the high quality providers of paramedical testing services.

RECENT DEVELOPMENTS

Acquisitions

The Company acquired twelve companies during fiscal 1998. Pro forma net loss and net loss per share would not be materially different than actual net loss and net loss per share reported in the Statement of Operations. The aggregate fiscal year net revenue for these acquisitions was approximately $66.2 million and total net assets were $7.2 million. The aggregate purchase price of these companies was approximately $46.6 million. For three of the fiscal 1998 acquisitions, the Company granted price protection to the sellers for the Company's common stock, as follows:

On December 15, 1997, one of the Company's consolidated subsidiaries, Paramedical Services of America, Inc., purchased certain paramedical testing assets ("PMI") of ChoicePoint Services, Inc. ("ChoicePoint") for $21.7 million consisting of $11.7 million in cash and $10.0 million in the form of 495,050 shares of the Company's Common Stock. The Company provided ChoicePoint with a one-year price protection against a decrease in the value of the shares issued at closing. On August 19, 1998, ChoicePoint tendered to the Company all of its shares for which the Company paid a total of $10.0 million cash, the contractual protection price under the terms of the agreement.

On January 30, 1998, the Company purchased the stock of Pediatric Nursing Service, Inc. ("PNS"), a pediatric nursing company in Parsippany, New Jersey, for a total purchase price of $2.4 million, consisting of $1.8 million in cash and $600,000 in the form of 31,927 shares of the Company's Common Stock. The shares of Common Stock have been placed in escrow and will be released on or after January 30, 1999, upon the satisfaction of certain conditions. The Company granted the sellers a price protection at $18.79 per share upon disposition of the shares of Common Stock for a period of 30 days after they are released from escrow.

On March 1, 1998 the Company purchased the stock of Medical Equipment & Supply, Inc. ("MES"), in Austin, Texas, for a total purchase price of $2.0 million, consisting of $670,000 cash and $1.34 million in the form of 69,247 shares of the Company's Common Stock. The shares of Common Stock have been placed in escrow and will be released on or after March 1, 1999, upon the satisfaction of certain conditions. The Company granted the sellers a price protection at $19.35 per share upon disposition of the shares of Common Stock for a period of 30 days after they are released from escrow.

Shareholder Rights Plan

On September 22, 1998, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one Common Stock Purchase Right ("Right") for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on October 13, 1998. The Rights will be attached and traded with the Company's Common Stock, but will detach and become exercisable 10 days after a person or group (Acquiring Person) has acquired beneficial ownership of 15% or more of the Common Stock, or 10 days after a person or group commences a tender offer or an exchange offer that would result in their owning 15% or more of the Common Stock. Each Right may be exercised to acquire a number of shares of Common Stock equal to ten shares of Common Stock multiplied by a fraction, the numerator of which is the number of shares of Common Stock outstanding on the date that an Acquiring Person was first determined to be such (the Stock Acquisition Date) and the denominator of which is the number of Rights outstanding on the Stock Acquisition Date that are not owned by the Acquiring Person. The Company may redeem the Rights at a price of $0.01 per share at any time before a person becomes an Acquiring Person. Until a Right is exercised, the Rights holder will have no rights as a stockholder of the Company, including the right to vote or to receive dividends. The Rights will expire on September 30, 2008, unless earlier redeemed or exchanged by the Company.

Effects of Continued Listing on NASDAQ

On September 11, 1998, the Company was notified by the administrative staff of The Nasdaq Stock Market, Inc. that the Company's Common Stock has failed to maintain for the prior 24 consecutive trading days, a closing bid price of greater than or equal to $5.00 per share, in accordance with Nasdaq Marketplace Rule 4450(b)(4). The Company was afforded ninety (90) calendar days (up to and including December 10, 1998) in which to regain compliance with Marketplace Rule 4450(b)(4). However, since the Company was unable to demonstrate compliance with the requirement, under procedural remedies pursuant to Marketplace Rule 4480, the Company has requested a review of the staff's determination by a committee of the NASD's Board of Governors. The Company has been notified that the review committee will conduct a hearing on the Company's request on February 12, 1999. The Company has also been advised that Nasdaq will not take any action to de-list the Common Stock pending the conclusion of that hearing. There can be no assurance, however, that the Company will be successful with the review committee, and the Common Stock may be de-listed from the Nasdaq National Market if the review committee accepts the administrative staff's determination and/or the Company decides, for business reasons, not to effectuate alternative remedies, such as a reverse stock split. In such event, the Company would apply to list the Common Stock on the Nasdaq SmallCap Market or other quotation system or exchange on which the Common Stock would qualify, until such time that the Company is able to again qualify for listing on the Nasdaq National Market. It is possible, however, that investors might react negatively to a de-listing from the Nasdaq National Market, which could adversely affect trading in the Common Stock.

Revenue and Collection Initiatives

As a result of the changing reimbursement environment due to the implementation of the Interim Payment System ("IPS") for home care reimbursement under Medicare, slower payment by commercial insurance companies and certain State Medicaid programs, the Company has experienced smaller profit margins and slower
reimbursement by payors.   This prompted the Company to adopt and implement a
number of revenue and collection initiatives during the fourth quarter of fiscal 1998. For further information relating to the Company's current initiatives, see "Business Strategy" below.

During the fourth quarter of fiscal 1998, the Company's medical testing division experienced difficulties with the transition to the Company's internally developed paramedical testing billing and collection system. The conversion resulted in significant unbilled revenue at the end of the fourth quarter, which has subsequently been billed as of this date. To resolve these difficulties, the Company incurred an estimated $500,000 in incremental operating costs. See additional information relating to this matter as set forth under the caption "Management's Discussion and Analysis and Results of Operations" in the Company's 1998 Annual Report, which is incorporated herein by reference.

Credit Agreement

On December 4, 1998, the Company provided notice to its lenders, as required under the terms of the Credit Agreement, as amended, of noncompliance with certain financial covenants contained in the Credit Agreement. On December 24, 1998, the Credit Agreement was further amended ("Amendment No. 3"), waiving the default under the Credit Agreement through January 29, 1999 and providing the Company temporary borrowing availability while revised financial covenants and other modifications were negotiated. On January 8, 1999, an amendment ("Amendment No. 4") was signed with a revised set of financial covenants. The new financial covenants continue to require certain liquidity ratios and days sales outstanding targets to be met. The new covenants become more restrictive over the remaining life of the Credit Agreement which, in the opinion of management, is reflective of the anticipated improvements in the business. Management believes that these improvements are achievable based on the full implementation of the new financial systems, the significant reduction in acquisition activity which will allow the Company to more fully focus on improving existing operations and an improvement in the collection of accounts receivable. Based on the above, management believes that the Company will remain in compliance with all of the new financial covenants. Though not anticipated, if the Company fails to remain in compliance with the new financial covenants it could have a material adverse effect on the Company. Amendment No. 4 also revised the Credit Agreement termination date from August 13, 2002 to October 1, 2000 and reduced the total commitment from $75 million to $70 million, with a further reduction to $65 million on June 30, 1999. Specific information relating to this matter is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 6-13 of the Company's Annual Report and is incorporated herein by reference.

BUSINESS STRATEGY

Focus on Children's Services. Pediatric health care services are generally recognized as a distinct specialty within the health care industry. Recent federal legislation allocated $24 billion of additional funding to qualifying States for health coverage of uninsured children (see "Reimbursement"). The Company has significant experience and expertise in children's health care, particularly with respect to medically fragile children who are dependent on sophisticated medical technology and nursing care. The Company believes that its pediatric focus and expertise provide it with significant sales and marketing advantages. The Company intends to continue to focus on providing relatively high acuity health care services for children.

Provide High Quality, Cost-Effective Care. The Company emphasizes quality throughout its organization with respect to both the provision of services and the hiring and training of clinical personnel. Moreover, the Company believes that its ability to coordinate and deliver a full range of services in a non-institutional setting and its experience and expertise in caring for medically fragile children result in superior and cost-effective medical outcomes. The Company intends to continue to emphasize and enhance the quality and cost-effectiveness of its services. The Company's goal is to be the nation's leading provider of children's health care services and paramedical testing services.

Realization of Operating Efficiencies and Internal Growth. The Company currently has 113 pediatric health care branch offices in 28 states and the District of Columbia and approximately 65% of the top 100 Metropolitan Statistical Areas ("MSAs") in the United States. In the past, the Company has extended its geographic presence by acquisition to enable the Company to obtain more referrals from large insurance companies and other third party payors and to provide operating efficiencies. While the Company believes that it has realized more referrals because of its national presence, the Company has suspended acquisition plans and intends to aggressively pursue referrals on its more profitable product lines by increased emphasis on strengthening its infra structure new managed care contracts and sales and marketing. The Company will continue to focus on the realization of operating efficiencies, and internal profitability and growth.

Lower Operating Costs and Corporate Overhead. The Company began cost-cutting initiatives in the fourth quarter of fiscal 1998, such as closing or merging locations not meeting profitability standards and reducing corporate and field staff. The Company will continue to identify and implement further cost containment initiatives. The Company believes that completion of the implementation of management information systems will further streamline operations and contribute to cost savings. The Company also intends to continue to explore cost cutting initiatives, aggressively improve the efficiency of its billing and collection efforts, and focus on internal growth and profitability. See "Management Information Systems" below.

Focus on Cash Collections. The Company also intends to continue aggressive collection efforts.

Specifically, the Company has, and will continue to, hire additional experienced reimbursement personnel and reorganize the billing and collection department to improve collections. In addition, the legal and managed care departments are working closely with the reimbursement department to more quickly identify and resolve collection problems. A Company task force has been formed to resolve large dollar collection problems and implement new procedures for corporate and field personnel to correct identified problem areas. The Company has also begun to establish regional data entry operations to improve the quality of data input into the billing and collection system.

Leverage Market Position and Service Offering in Paramedical Testing Business. The Company expanded its paramedical testing services business through the acquisition of PMI and is now the third largest national provider of paramedical testing services. The paramedical testing market is consolidating as customers seek to reduce administrative costs and increase quality by limiting the number of companies with which they contract. The Company intends to expand its paramedical testing business by leveraging its national network and strong customer relationships, exploring strategic alliances with complementary businesses, and continuing to emphasize the quality of its services and responsiveness to customers. In addition, the Company intends to evaluate opportunities for expansion of services complementary to paramedical testing, such as drug and alcohol screening, laboratory services, corporate wellness physicals, occupational health services and preventive medicine analysis for corporations and other organizations.

Aggressively Complete Systems Projects. The Company recently implemented a new paramedical billing and collection system. Problems encountered during the conversion to this new system resulted in significant unbilled revenue. While substantially all of the conversion problems have been corrected as of the date of this filing, the Company intends to aggressively pursue the resolution of any remaining difficulties and the completion of the project. The Company believes that this will significantly improve cash collections, and allow paramedical personnel to more effectively focus on sales and growth. See "Management Information Systems" below.

SERVICES AND OPERATIONS

General

The Company provides comprehensive home health care services, principally for children. The Company also provides paramedical testing services for the insurance industry. The following table summarizes the percentages of net revenue to total net revenue of each major category of service offered by the Company for the periods indicated:

                                                       YEAR ENDED SEPTEMBER 30,
                                  ----------------------------------------------------------------------
                                          1998                    1997                    1996
                                  --------------------  -----------------------  -----------------------
(In thousands)                     REVENUE    % TOTAL     REVENUE     % TOTAL      REVENUE     % TOTAL
--------------                    ---------  ---------  -----------  ----------  -----------  ----------
PEDIATRIC HOME HEALTH CARE
Nursing.........................  $ 93,248      30.9      $ 65,927      32.3        $52,025       31.7
Respiratory Therapy Equipment...    24,299       8.0        22,918      11.2         17,458       10.7
Home Medical Equipment..........     3,293       1.1         2,566       1.3          1,394        0.8
Pharmacy and Other..............    34,563      11.4        29,151      14.3         22,819       14.0
                                  --------      ----      --------      ----        -------       ----
   Total Pediatric Home Health
    Care........................   155,403      51.4       120,562      59.1         93,696       57.2

ADULT HOME HEALTH CARE
Nursing.........................    18,254       6.0        21,900      10.7         17,683       10.8
Respiratory Therapy Equipment...    22,614       7.5        21,719      10.6         22,085       13.5
Home Medical Equipment..........     6,309       2.1         5,041       2.5          5,385        3.3
Pharmacy and Other..............    19,603       6.5         8,757       4.3          5,975        3.6
                                  --------     -----      --------     -----       --------      -----
   Total Adult Home Health Care.    66,780      22.1        57,417      28.1         51,128       31.2
                                  --------     -----      --------     -----       --------      -----
TOTAL MEDICAL TESTING SERVICES..    80,309      26.5        26,044      12.8         18,980       11.6
                                  --------     -----      --------     -----       --------      -----
Total...........................  $302,492     100.0%     $204,023     100.0%      $163,804      100.0%
                                  ========     =====      ========     =====       ========      =====

The Company provides a broad range of health care services principally for children and, to a lesser extent, young adults and geriatric patients.

Pediatric Health Care Services

Pediatric Nursing Services. The Company's pediatric nursing services consist primarily of private duty home nursing care for pediatric patients with illnesses and conditions such as bronchopulmonary dysplasia, digestive and absorptive diseases, congenital heart defects and other cardiovascular disorders, cancer, cerebral palsy, cystic fibrosis, chronic obstructive pulmonary disease (e.g., emphysema, chronic bronchitis and asthma), endocrinology disorders, hemophilia, orthopedic conditions and post surgical needs. Pediatric nursing care typically begins upon the patient's discharge from the hospital. The Company's nurses assess and monitor vital signs and the condition of the child, administer medications and treatment regimens, provide enteral and other forms of tube feeding, monitor and maintain ventilators, oxygen and other home medical equipment, monitor and administer pain management, provide daily care, including baths, hygiene and skin care, conduct physical, occupational and other forms of prescribed therapy, and coordinate other forms of medical care necessary for the child.

Private nursing care is often provided 24 hours per day for extended periods of time. The Company estimates that its pediatric patients require private duty nursing care for an average of eight months with length of daily care averaging ten to 11 hours. The Company's nurses emphasize education of the parents or other care givers of the child in order to maximize the independence of the child and the family. Through this educational process, the length of the daily private duty care can be reduced as the child's condition improves or stabilizes and the parents or care givers assume a more active role in the care of the child. Depending on the illness or condition of the child, in many cases the Company continues to provide nursing visits, respiratory therapy and other medical equipment services and pharmaceutical services after it discontinues private duty nursing care.

The Company has more than 5,000 registered or licensed pediatric nurses and therapists on its active nursing registries. Due to the special needs and acuity of care of pediatric patients generally, the Company requires that its nurses and therapists have training with pediatric patients. Most of the Company's nurses have NICU and PICU experience.

Although nursing services traditionally have provided the Company with lower profit margins than the Company's other services, referral sources generally make arrangements for nursing services before making arrangements for other health care services such as equipment or infusion, necessary for the discharge of a medically fragile child from the hospital. Consequently, a high quality nursing service facilitates marketing of the Company's higher margin pediatric product lines. The Company intends to continue to increase the number of its branch offices that provide pediatric nursing services as the Company focuses on further developing its pediatric business.

Pediatric Respiratory Therapy Equipment and Services. The Company provides respiratory therapy equipment services to pediatric patients in the home. The services include (i) the rental, sale, delivery and setup in accordance with physician prescriptions of equipment, such as ventilators, oxygen concentrators, liquid oxygen systems, high pressure oxygen cylinders, apnea monitors and nebulizers, (ii) periodic evaluation and maintenance of the equipment and (iii) delivery and setup of disposable supplies necessary for the operation of the equipment. The Company provides these services to patients with a variety of conditions, including chronic obstructive pulmonary diseases, neurologically related respiratory problems, cystic fibrosis, congenital heart defects and cancer. The Company utilizes skilled registered respiratory therapists and certified respiratory therapy technicians to provide these services. The Company also provides training to patients and the families in equipment use and a 24-hour repair service through emergency on-call technicians.

Pharmacy and Infusion Therapy. The Company provides pharmaceutical products and related specialty infusion therapy services for its patients. Infusion therapy involves the administration of nutrients, antibiotics and other medications intravenously or through feeding tubes. The number of therapies that can be administered safely in the home has increased significantly in recent years because of technological innovations in infusion equipment and advances in drug therapy. Consequently, an increasing number and a broader range of infections and diseases which would otherwise have required patients to be hospitalized are now considered treatable in the home. These in-home therapies reduce the need for emergency room visits for infusion therapy, and are popular with patients, referring physicians and payors.

The Company provides a full range of pharmacy and infusion therapies, including antibiotic and other anti-infective therapies, enteral and total parenteral nutrition therapy, pain management therapy, hemophilia therapy, immunomodular therapy and chemotherapy. The Company also provides specialty infusion therapies intended to meet the needs of patients with a variety of serious infections such as osteomyelitis, bacterial endocarditis, cellulitis, septic arthritis, wound infections and recurrent infections associated with the kidney and urinary tract and AIDS. The Company also provides specialty infusion therapy to terminally or chronically ill patients suffering from acute or chronic pain, patients with impaired or altered digestive tracts due to gastrointestinal illness, patients suffering from various types of cancer, patients requiring treatment for congestive heart failure and patients with chronic conditions such as hemophilia, cystic fibrosis and endocrinology disorders. The Company's specialty infusion therapy services are administered by its nursing staff. The Company currently supports the home infusion therapy market through seven regional pharmacy locations.

The Company also operates a mail order medication service that provides physician-prescribed unit dose medications to respiratory therapy patients. The Company offers its patients medication in a premixed unit dose form as well as professional clinical support and claims processing. The Company employs licensed pharmacists to assist with its unit dose medication services business.

Pediatric Home Medical Equipment and Services. The Company provides rentals, sales and service of home medical equipment. These services are provided to patients upon their discharge from the hospital as well as after the Company's nursing services are no longer required. Home medical equipment provided by the Company includes wheelchairs, home care beds and ambulatory aids. The Company currently has 71 locations that provide rentals of home medical equipment as well as mail order programs for the provision of a broad range of home health care equipment.

Other Pediatric Services. The Company currently has six pediatric day treatment centers in Florida and Georgia. These centers provide, among other services, daily medical care and physical, occupational and other forms of therapy for medically fragile children. The children receive nursing supervision and/or physical and other therapies in a setting which allows for socialization and education of the children. The Company also provides pediatric rehabilitation services such as physical, occupational and speech therapies. The Company utilizes skilled registered therapists to perform these services in the home or through the Company's pediatric day treatment centers.

Young Adult and Geriatric Health Care Services

The Company generally offers young adult and geriatric patients the same health care services it provides to pediatric patients. Although young adult patients tend to require a lower acuity of care, they often require long-term care from private duty nurses. The Company's young adult patients are being treated for disorders such as muscular dystrophy, cystic fibrosis, hemophilia, cardiovascular disorders and cancer, as well as serious disabilities from near drowning incidents and accidents and other forms of trauma involving spinal cord or other injuries. Frequently, the Company's young adult patients receive home care as a continuation of a pediatric home care treatment regimen.

The Company's geriatric home care patients generally require the lowest acuity of care and have shorter periods of service and shorter periods of daily care than either the Company's pediatric or young adult patients. Most of these patients receive maintenance care for end-of-life conditions such as emphysema or other pulmonary disorders, neurological diseases and renal diseases. Services are provided during short home visits by nurses or therapists. Although some of the Company's geriatric home care patients receive higher acuity, intervention care, these services are more likely to be provided in an institutional setting.

Paramedical Testing Services

The Company is the nation's third largest provider of comprehensive paramedical testing services with over 1,000 life, health and disability insurance company customers. The Company's examiners provide examinations at the request of insurance agents at times and in places convenient to applicants. The Company utilizes a national network of paramedical technicians consisting of independent contractors and employees to administer the tests primarily in the applicant's home or office. In selected cases, the Company will contract with credentialed nurses or physicians to administer specialized testing services. The Company offers its testing services through a network of over 200 field offices in strategic geographical locations located in all 50 states, Puerto Rico and Guam.

Because the Company utilizes nurses, physicians and trained paramedical technicians to conduct examinations, the Company is able to provide its clients with a full range of paramedical examination services. These services include recording an applicant's medical history, height and weight, measuring blood pressure, and collecting blood and urine specimens. Examiners also perform more sophisticated procedures at the request of insurance companies, including physical examinations, electrocardiograms and lung capacity measurements.

The Company's network of highly automated branch offices enables it to provide services nationwide. As a result, the Company is an attractive choice for direct marketers, master brokers, banks, savings and loan associations and investment brokers who write insurance applications nationwide and desire a single source for their paramedical testing needs.

The Company provides written and electronic examination results to insurance clients, in most cases within three days of receiving the initial request for an examination. The Company's ability to process examinations rapidly is due, in part, to the proximity of its paramedical technicians to the homes and workplaces of insurance applicants, ongoing improvements in data processing and management information systems, and the use of medically trained personnel who promptly evaluate insurance applicants and efficiently process examination results. The Company also performs other services such as drug and alcohol screening, wellness physical examinations and occupational health services for corporations and other organizations. In order to provide high quality paramedical testing services, the Company maintains a quality assurance program that includes the ongoing training of paramedical technicians, monitoring of service standards and establishing and maintaining controls throughout the order management system.

Recruiting, Training and Retention of Professional Staff

The Company's pediatric services are provided by skilled pediatric nurses and skilled respiratory therapists. Nurses generally have a minimum of one year prior NICU or PICU experience, a nursing license and current CPR certification. Each nurse must pass a written pediatric and medication exam and provide employment references. Therapists generally have a minimum of one year prior experience and current CPR certification, and must provide employment references as well. Under the Company's pediatric nursing training program, nurses are required to attend an orientation program where they are trained in aspects of home health care, such as equipment use, which differ from institutionally provided health care. If qualified, nurses receive additional training in the use of ventilators and other home respiratory equipment. The Company requires its nurses to attend continuing education sessions on safety and techniques in home health care. Further, the Company offers its nurses periodic continuing education courses and professional seminars on various topics in home health care to assist in the retention of qualified personnel. As of September 30, 1998, the Company had over 5,000 licensed or credentialed nurses and therapists on its staff and active registries.

To provide a qualified, reliable nursing and therapy services staff, the Company continuously recruits professional nurses and technical specialists, and trains and offers benefits and other programs to encourage retention of these professionals. The Company recruits primarily through advertising, employment fairs, direct contact with community groups and employment programs and uses bonuses and other benefit programs to encourage new employee referrals by existing employees. The Company has in the past recruited pediatric nurses who have cared for a patient in the hospital to continue to provide care for such patient in the home through part-time or full-time employment with the Company.

Quality Assurance

The Company has an established quality assurance program for the implementation and monitoring of service standards. The Company's quality assurance program includes periodic quality audits and other measures designed to ensure compliance with the documentation and operating procedures required by federal and state law and the Company's internal standards. The Company's officers oversee the results of these quality assurance audits and implement changes where necessary.

The Company's quality assurance program also emphasizes accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). JCAHO is a nationally recognized not-for-profit organization that develops standards for various health care providers and monitors compliance with such standards. Substantially all of the Company's branch offices, other than those recently acquired or established, have received accreditation from JCAHO. JCAHO's objective standards are one of the few methods by which referring health care professionals may assess the quality of services of a home health care provider.

Case Administration

Prior to providing services to a patient, the Company coordinates with the patient's physicians, third-party payors, case managers and other referral sources. In order to accomplish this coordination, the Company has developed and implemented case management and clinical coordination functions.

Case Management. The Company maintains a case management service department designed to assure the cost-effective delivery of high quality care to the Company's highest acuity patients. This department acts as the central point for coordination of services and benefits for patients referred by insurance companies. The Company assigns a case manager to review the patient's insurance status to determine coverage and relevant reimbursement criteria. The case manager contacts the relevant third-party payors to negotiate the services that will be covered and the applicable rates. The case manager then communicates with the Company's billing and collection department to assist in accurate billing. The case manager also assists in resolving disputes that may arise between the Company and third-party payors.

Clinical Coordination. The Company assigns a clinical coordinator to higher acuity patients, typically before the patient is discharged from the hospital. The clinical coordinator works with the physician, case manager or other referral source to arrange all home health care services needed by the patient.

Sales and Marketing

The Company obtains patient referrals primarily from neonatologists, pediatricians, pulmonologists, internists and other physicians, hospital discharge planners, case managers, community-based health care institutions and social service agencies. The Company markets its services to these referral sources primarily through its branch office personnel and various media formats. The branch office directors conduct the sales and marketing activities at the branch office level. Branch office directors generally have a clinical background as registered nurses and/or therapists, and as such they are able to describe and promote the Company's services to referral sources. The branch office directors attempt to cultivate relationships with their local referral sources through quality service, personal contacts and education about the appropriate role and benefits of the Company's services in the treatment of patients. In addition, the Company's case management department plays an integral role in maintaining favorable relationships between the Company and large insurance companies.

The Company also promotes referrals by seeking to arrange preferred provider contracts with managed care companies. The Company has established preferred provider arrangements that are both national and regional in scope. The contracts typically designate the Company as a preferred provider of certain services in select areas but do not establish an exclusive relationship. The preferred provider contracts typically set forth a range of services that the Company may provide and the applicable rates for such services. The contracts also specify required billing and claims procedures, record maintenance policies and other requirements. The Company has not entered into any contracts with health maintenance organizations or other third-party payors that require services to be rendered on a risk-sharing or capitated basis.

The Company believes that JCAHO accreditation of its branch offices is an important factor in its sales and marketing efforts. The Company also believes that its focus on pediatric health care services combined with management's experience in rendering these services provides the Company with a significant sales and marketing advantage.

The Company markets its paramedical testing services on a national level through six full-time national sales representatives who call on senior underwriting executives at the home offices of insurance companies. The Company serves over 1,000 active life, health and disability insurance company clients, including their networks of agency, districts, and brokerage offices. National sales representatives promote the Company's high quality of service and rapid response time to examination requests and are responsible for maintaining the Company's position on each insurance company's approved list of examination providers.
The Company regularly attends and occasionally sponsors client conferences to provide national sales representatives with opportunities to further develop key relationships.

At a local level, branch managers, and in certain offices, additional marketing personnel, market the Company's services directly to the local insurance agents and local managers, who have the authority to select examination providers from the list approved by the home offices of the insurance companies. These local marketing efforts emphasize the quality of the Company's examinations and the speed and accuracy of its services, including the ability of each branch to quickly ascertain the status of each service request.

Billing and Collection

The Company derives substantially all of its health care net revenue from commercial insurance and other private third-party payors and Medicare and Medicaid. The current reimbursement environment is a complicated process, involving multiple payors with differing coverage and reimbursement policies. Management of accounts receivable, through effective billing, collection and reimbursement procedures, is critical to the financial success of health care service providers due to lengthy reimbursement periods. The Company's reimbursement specialists work closely with the branch offices and third-party payors. Each specialist is responsible for ensuring the adequacy of the documentation, submitting the documentation and claims to third-party payors and expediting payment.

In July 1997, the Company began implementing an automated patient accounting system ("Encore"), which is designed to provide each of the Company's health care branch offices with immediate access to patient information and perform billing and collection services. As of September 30, 1998, the Company had implemented the Encore System at approximately 85% of its branch offices.

The Company bills its insurance company and other paramedical testing clients on a fee-for-service basis. In December 1997, the Company acquired PMI, making the Company the third largest provider of paramedical testing services. The Company's paramedical testing division had approximately $80.3 million in revenues in fiscal year 1998. This acquisition significantly expanded the scale of the Company's paramedical testing services, placed the Company on the approved provider list for over 200 new insurance company customers and added significant geographic coverage. In connection with the Company's purchase of

PMI, the Company acquired the PMI System (renamed the "SOLAR System"), an advanced computer software system, then under development by ChoicePoint, designed for entering orders, scheduling examinations and providing status reports. The SOLAR System is designed to permit electronic communication of information between the Company and its insurance company clients. Once completed and integrated with the Company's billing and collection system, the Company intends to utilize the combined system capabilities to provide current information on the status of any given customer order, thereby providing enhanced services to and allowing closer ties with the Company's customers. The Company also developed internally a new paramedical testing billing and collection system ("Genesis"), which is designed to integrate with the SOLAR System. See "Management Information Systems".

Local Office Network

The Company currently provides its health care services through a network of 113 branch offices located in 28 states and the District of Columbia. The Company seeks to address local market needs through its branch office network. Each branch office conducts local marketing efforts, negotiates contracts with local referral sources, recruits personnel and coordinates patient care. The Company believes that the business of providing health care services is most effective if each branch office is allowed to operate as a local business targeting services to, and reacting to the needs of, the local community. The Company provides its branch office managers with training, comprehensive policies and procedures and standardized operating systems, while allowing them sufficient autonomy to address local needs.

The Company provides its paramedical services through a network of over 200 field offices strategically located in all 50 states, Puerto Rico and Guam. Each branch office is responsible for local marketing efforts, recruiting qualified personnel and coordinating examination and reporting procedures. The Company provides its branch managers with training, comprehensive policies and procedures and standardized operating systems, while allowing them sufficient autonomy to address local needs. The Company believes that decentralized management of local operations enhances the Company's ability to establish and maintain relationships with local insurance agents and other referral services.

CORPORATE COMPLIANCE PROGRAM

As a result of an increasingly complex regulatory environment for the health care industry, in 1997 the Company undertook the implementation of a company-wide compliance program, developed in accordance with federal guidelines. The Company's compliance program encompasses measures for auditing and monitoring of legal compliance as well as training for Company employees and agents. The program stresses three core principles: honesty, respect and responsibility, and is designed to provide support and guidance for the Company's employees as they strive to be consistent with Company values. In addition, the compliance program focuses on prevention and detection of fraud and abuse violations, as well as reducing the prospect of unlawful conduct. The Company has hired a corporate compliance officer who is vested with responsibility for implementing and maintaining the compliance program.

MANAGEMENT INFORMATION SYSTEMS

The business of the Company is dependent in part upon its ability to store, retrieve, process and manage billing and collection information for each patient. In July 1997, the Company implemented an automated patient accounting system, Encore, which is designed to facilitate these functions with respect to its home health care business. Encore provides the Company's health care locations with immediate access to patient information and performs all necessary billing and collection services. Approximately 85% of the Company's health care branch locations currently use Encore. The majority of the remaining locations, with the exception of the Oxygen Specialties, Inc. branch locations, are scheduled to be on-line in early 1999. Over the initial 15 months, utilizing Encore has enhanced the Company's patient information and billing and collection functions.

In connection with the acquisition of PMI, the Company acquired the SOLAR System to manage certain order entry and billing functions essential to its paramedical testing operations. The SOLAR System which was fully implemented in July 1998, is designed for entering orders, scheduling examinations and providing status reports. The Company also developed internally, Genesis, a new paramedical testing billing and collection system which is integrated with the SOLAR System. Prior to the implementation of the SOLAR System, the Company contracted with ChoicePoint to provide on an interim basis, certain order entry, scheduling, status reporting, billing and other related services. The service agreement with ChoicePoint ended on June 30, 1998 as the combination of both the Genesis and SOLAR Systems allowed the Company to perform the services internally.

During the fourth quarter of fiscal 1998, the Company's medical testing division experienced continued difficulties with the conversion and transition to the internally developed billing systems. The Company faced operational problems with the interface of the SOLAR and Genesis systems, resulting in significant unbilled revenue, which has subsequently been billed. Further, the Company believes that substantially all of the systems' technical problems have been corrected. In addition, the delay in issuing invoices caused the Company to incur an estimated $500,000 in incremental operating costs.

As the Company's older financial accounting system (MAS-90) continued to struggle to meet the needs of the Company, and was non-compliant for Year 2000, the decision was made to replace it. In November, 1998, the Company implemented the Oracle Financials application ("Oracle") which included General Ledger, Purchasing and Accounts Payable modules. Oracle was selected for both its functionality and scalability. This new accounting system provides additional features and flexibility, as well as scale with the anticipated growth of the Company and is warranted to be Year 2000 compliant.

There can be no assurance that the Company will not experience further unanticipated delays, complications and expenses in the implementation of these new systems. Further, there can be no assurance that the systems will perform as expected, or that further development will not be required. Failure of such systems to perform as expected, could have a material adverse effect on the Company's business, financial condition and results of operations. Specific information relating to the Company's Year 2000 efforts is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 6 of the Company's 1998 Annual Report and is incorporated herein by reference.

YEAR 2000 COMPLIANCE

As the Year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and computer operating systems ("Computer Systems"), and other operating equipment ("Equipment") which use embedded computer chips can accommodate this date value. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's Systems that have date-sensitive software or embedded chips may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's plan to resolve the Year 2000 issue (the "Year 2000 Plan") involves the following four phases: assessment, remediation, testing, and implementation. In addition to the Company's internal initiatives, the Company has requested information about the Year 2000 compliance status of its material suppliers and payors through internally-developed Year 2000 surveys and written warranty information. The Company has also sought to gather information about the Year 2000 compliance status of the federal and state Medicare and Medicaid agencies with which it conducts business through its Year 2000 surveys and through research of external information sources, including government sources. To date, the Company has received a limited number of responses to its Year 2000 survey from commercial insurance carriers, no direct response from any state Medicaid agency, and only one response from a Medicare carrier. Based solely on such inquiry and research and the Company's Year 2000 assessment to date (discussed below), management does not currently believe that the Company should incur significant operating expenses or be required to invest heavily in System improvements or Equipment relating to the Year 2000 Issue; however, the Company does expect to experience payment delays, particularly from federal and state welfare programs. It is impossible to quantify the effects of any payment delays at this time, but the Company will continue to monitor and update Year 2000 compliance efforts of the Company and of its material suppliers and payors. Specific information relating to the Company's Year 2000 efforts is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11 of the Company's 1998 Annual Report and is incorporated herein by reference.

REIMBURSEMENT


The Company focuses its health care marketing efforts on patients with private insurance; however, due to the nature of the Company's business, many of its patients rely on Medicare and Medicaid for health coverage.

The following are the approximate percentages of the Company's net revenue attributable to reimbursement from various payors of both the health care services and paramedical testing businesses for the periods presented:




                                                                     Year Ended              Year Ended
                         Payor                                  September 30, 1998      September 30, 1997
                         -----                                 -------------------      ------------------
Commercial Insurance and Self Payors......................             70%                     64%
Medicaid and Other State Programs.........................             23%                     27%
Medicare and Other Federal Programs.......................              7%                      9%
                                                                      ----                    ----
          Total...........................................            100%                    100%
                                                                      ====                    ====


During the past decade, federal and state governments and third-party payors have taken extensive steps intended to contain or reduce the costs of health care. These steps have included, among others, reduced reimbursement rates, changes in services covered, increased utilization review of services, negotiated prospective or discounted contract pricing and adoption of a competitive bid approach to service contracts. Cost containment efforts are expected to continue in the future. Home health care, which is usually less costly than hospital-based care, generally has benefited from many of these cost containment efforts. As expenditures on home health care services continue to grow, however, initiatives aimed at reducing the cost of health care delivery in non-institutional settings are increasing. Many state Medicaid programs, in an effort to contain the cost of health care and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Likewise, the federal government through legislation and regulation has acted repeatedly to limit expenditures for health care, including home health services and home medical equipment. Similar initiatives are expected to continue in the future. A significant change in coverage or a reduction in payment rates for the types of services provided by the Company could have a material adverse effect upon the Company's business.

The 1997 Balanced Budget Act ("BBA 1997") contains provisions intended to significantly reduce Medicare reimbursement to the home health industry. In addition, BBA 1997 requires that home health and home medical equipment companies post surety bonds in specified amounts. The new requirements are administered and regulated by the Health Care Financing Administration ("HCFA") which has delayed the submission compliance date. A new submission compliance date for surety bonds is proposed to follow a final ruling by HCFA expected no earlier than February, 1999. Furthermore, reimbursement reductions for oxygen and oxygen equipment are being phased in beginning January 1, 1998, and home medical equipment fee schedules will be frozen. The Company believes that health care reform initiatives are likely to continue in the future. These developments are likely to have an adverse, and may have a material adverse, effect on the Company.

Commercial Insurance. The Company provides its services on a fee-for-service basis to patients covered by commercial insurance as well as self-funded employer plans. In some instances, services are rendered pursuant to fees negotiated with insurance companies under preferred provider contracts. The Company has not entered into any contracts with health maintenance organizations or other insurance companies that require services to be rendered on a risk-sharing or capitated basis. All of the Company's paramedical testing services are performed on a fee-for-service basis and are paid by the insurance company or other entity that requested the tests.

Medicaid Program. Medicaid (Title XIX of the Social Security Act), enacted in 1965, authorizes Federal grants to States for medical assistance to low-income persons who are age 65 or over, blind, disabled, or members of families with dependent children or qualified pregnant women or children.

The program is jointly financed by the Federal and State governments and administered by States. Within broad Federal rules, each State decides eligible groups, types and range of services, payment levels for services, and administrative and operating procedures. Payments for services are made directly by the State to the individuals or entities that furnish the services.

Medicare Program. Medicare is a federally funded health insurance program that provides health insurance coverage for persons age 65 and older, certain disabled persons under age 65, and persons of any age with chronic end-stage renal disease. The United States Congress enacted the Medicare program in 1965 as Title XVIII of the Social Security Act. The program consists of two separate insurance programs: (i) "Hospital Insurance," established in Part A of the Social Security Act, provides certain benefits covering inpatient hospital, skilled nursing facility, home health and hospice services, and (ii) "Supplementary Medical Insurance," established in Part B of the Social Security Act, provides benefits in the areas of outpatient hospital visits, physician services, outpatient services, surgical supplies, braces, ambulance services, pneumococcal and hepatitis B vaccine, and blood clotting factors for hemophiliac patients, home medical equipment and prosthetic devices.

Individuals age 65 and older who qualify for Social Security or Railroad Retirement Benefits automatically qualify for Medicare Part A. Medicare Part B is a voluntary program and all individuals who are eligible for Part A coverage may elect to enroll in Part B. The Company is an authorized provider eligible to receive direct reimbursement under Medicare Part A and B in certain geographic locations. Health care providers such as the Company must meet "conditions of participation" to receive Medicare payments. The conditions of participation are federal requirements intended to ensure the quality of the medically necessary services provided.

Part A providers are required to sign provider agreements to participate in Medicare. The Medicare Part A home health benefit currently is a cost-based reimbursement program that requires the Company to file an annual cost report for those branch offices performing services under Part A and for the Company's home office. Medicare reimburses the Company for covered home health care services at the lower of (i) the Company's reimbursable costs (based on Medicare regulations), (ii) cost limits established by Health Care Financing Administration, or (iii) the Company's charges.

Under Medicare Part B, the beneficiary must pay an annual deductible amount before Medicare will make any payments. After the Medicare Part B deductible is satisfied, Medicare ordinarily will pay 80% of the Medicare approved payment amount, and the beneficiary is responsible for paying the remaining 20%. Medicare has developed approved forms for submission of bills and claims.

The passage of the BBA 1997 is expected to materially affect Medicare reimbursement to the home health industry. The US Congressional Budget Office estimates that the combined effect of changes enacted in BBA 1997 will reduce projected Medicare spending on home health care services, durable medical equipment and oxygen and oxygen equipment by $19.1 billion over the period of fiscal year 1998 through fiscal year 2002 and by $59.3 billion over the period of fiscal year 1998 through fiscal year 2007.

Under BBA 1997, the current cost reimbursement system for home health services will remain in effect for the two-year period prior of the implementation of a prospective payment system proposed for October 1999. Effective for cost-reporting periods beginning on or after October 1, 1997, agencies will be reimbursed at the lower of three amounts: (i) their actual reasonable allowable costs; (ii) the aggregate cost per visit limits reduced to 106% of the median costs for free-standing agencies; or (iii) an aggregate per beneficiary limit based on 75% of agency-specific costs and 25% on census region costs for cost-reporting years ending during fiscal year 1994, updated by the home health market basket index. For cost-reporting periods beginning on or after October 1, 1997, the cost-per-visit limit will apply to claims based on the geographic area where the service is furnished, rather than on the geographic area where the agency is located. For services furnished on or after October 1, 1997, the Secretary of Health and Human Services is authorized to issue regulations establishing normative guidelines for the frequency and duration of home health services, beyond which services will not be covered. The Secretary is also authorized to implement not more than five competitive bidding demonstration projects which must terminate by the end of calendar year

2002 for items or services covered under Part B. Updates to the durable medical equipment fee schedules will be eliminated for the years 1998 through 2002. Payment rates for parenteral and enteral nutrients, supplies and equipment will also be frozen for the years 1998 through 2002 at the rate in effect during 1995. Beginning with services furnished on or after January 1, 1998, coverage of home health services under Part A will be reduced to a maximum of 100 visits during a spell of illness after a three-day hospitalization or after receiving any covered services in a skilled nursing facility. Coverage for all other home health services will be under Part B. No deductible or co-insurance will apply to these home health services. Funding responsibility for payment of the services under Part B will be transferred gradually out of the Part A trust fund over a seven year period. All claims will continue to be submitted to, and paid by, the fiscal intermediaries. Periodic Interim Payments will be eliminated for cost reporting periods on or for the benefit of the Medicare program and each state Medicaid program in which it participates, after October 1, 1999. Beginning six months after October 1, 1997, home skilled nursing care will not be covered if it is solely venipuncture for the purpose of drawing blood.

BBA 1997 also mandates that the Medicare national payment limit for oxygen and oxygen equipment be reduced by 25% of 1997 rates for 1998, with an additional 5% reduction of 1997 rates for 1999 and subsequent years. The General Accounting Office has been requested to submit a report to Congress addressing access to home oxygen equipment and recommendations for further legislation. Home health agencies are required to post a surety bond in an amount equal to the greater of $50,000 or 15% of revenues derived from any such program. A new submission compliance date for surety bonds is proposed to follow a final ruling by HCFA expected no earlier than February, 1999.

The effect that these changes ultimately will have on the home health industry cannot be quantified at this time; however, there can be no assurance that these and other changes mandated by BBA 1997 will not materially and adversely affect the business and financial condition of the Company.


COMPETITION

Pediatric and Other Health Care. The markets for the Company's health care services are highly competitive and are divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. In addition to competing with other home health care companies focusing on providing services to pediatric patients, the Company competes with several large national home health care companies that, while not focusing primarily on the pediatric patient, provide pediatric home health care services as part of a broader service offering. Certain of the Company's competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than the Company and may, in certain locations, possess licenses or certificates that permit them to provide services that the Company cannot currently provide. There can be no assurance that the Company will not encounter increased competition in the future that could limit the Company's ability to maintain or increase its business and could adversely affect the Company's operating results.

In addition to its traditional competitors, other types of health care providers, including hospitals, physician groups and home health agencies, have entered, and may continue to enter, the Company's business. Relatively few barriers to entry exist in the home health care industry in states that do not require a certificate of need.

The Company competes for referrals primarily based on quality of care and service, reputation with referring health care professionals, ability to develop and maintain contacts with referral sources and price of services. The Company believes that its specialization in pediatric home health care, as well as its coordinated care approach to home health care services, broadens its appeal to local health care professionals and to managed care organizations. There can be no assurance that the Company will not encounter increased competition in the future that could limit the Company's ability to maintain or increase its business and could adversely affect the Company's operating results.

Paramedical Testing. The paramedical testing business is highly competitive, and certain of the Company's competitors have greater resources than the Company, and offer services not offered by the Company or offer similar services at prices lower than those charged by the Company. Management believes that the Company is the nation's third largest provider of paramedical testing services to insurance companies, based on revenues. A large number of regional and local firms also offer these services. In management's opinion, the principal competitive factors in the paramedical testing market are speed of response, geographic coverage, and delivery of complete and accurate information. In addition, technological capabilities recently have taken the forefront in client needs.


REGULATION

General. The Company's health care services business is subject to extensive and frequently changing state and federal regulation. The Company is subject to state laws governing and regulating several aspects of its business, including home health care and home infusion therapy services (including certificates of need and license requirements in certain states) and dispensing, distributing and compounding of prescription products. The Company also is subject to certain state laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a financial relationship exists between a referring physician and the entity providing the service. Federal laws governing the Company's activities include regulations of pharmacy operations and regulations under the Medicare and Medicaid programs relating to, among other things, certification of home health agencies and reimbursement. In addition, federal fraud and abuse laws prohibit or restrict, among other things, the payment of remuneration to parties in a position to influence or cause the referral of patients or business.

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

Various aspects of the Company's paramedical testing business also are regulated by the federal government and the states in which the Company currently operates. Although the Company has been able to comply with applicable regulations to date, there can be no assurance that it will continue to be able to comply with specific requirements of certain states. States periodically change the regulations and licensing requirements that apply to the Company. If such changes occur, or if the Company expands its operations or services, there can be no assurance that the Company will be able to comply with regulations and licensing requirements, although the Company will be required to do so before providing service.

Set forth below is a more detailed discussion of certain factors related to federal and state regulation of the Company and its business.

Medicare and Medicaid Regulations. As a provider of services under the Medicare and Medicaid programs, the Company is subject to federal laws and regulations governing reimbursement procedures and practices. These laws include the Medicare and Medicaid fraud and abuse statutes and regulations, which prohibit the payment or receipt of any form of remuneration in return for referring business or patients to providers of services for which payments are made by a government health care program. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Medicare and Medicaid programs and imprisonment. In addition, the Government recently enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), a portion of which took effect this year, expanding the government's fraud and abuse elimination efforts. HIPPA, among other provisions, expands the Government's efforts for prosecuting fraud and abuse beyond Medicare and Medicaid to all payors; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted. These laws also include prohibitions on referrals contained in the Omnibus Budget Reconciliation Act of 1989 ("Stark I"), which prohibits referrals by physicians to clinical laboratories where the physician has a financial interest and further prohibitions contained in the Omnibus Budget Reconciliation Act of 1993 ("Stark
II)", which prohibits such referrals to a more extensive range of services, including home health and the supply of durable medical equipment. While regulations interpreting Stark I have been issued, regulations interpreting Stark II have not been finalized to date. In addition, various federal and state laws impose civil and criminal penalties against participants in the Medicare or Medicaid programs who make false claims for payment for services or otherwise engage in false billing practices.

Many states also have statutes prohibiting the payment or receipt (or the offer of) anything of value in return for, or to induce, a referral for health care goods or services. In addition, there are several other statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these state laws vary from state to state, are often vague and have been interpreted inconsistently by courts and regulatory agencies. Private insurers and various state enforcement agencies also have increased their scrutiny of health care providers' practices and claims, particularly in the home health and home medical equipment areas.

Recently, enforcement of federal fraud and abuse laws, and regulatory scrutiny generally, have increasingly focused on the home health care industry. For example, the government has implemented Operation Restore Trust, a federal investigatory initiative focused on home health, home medical equipment and skilled nursing facility providers, and have expanded this program to 12 new states, as well as implementing "Wedge" audits, which involve a review of a small sample of patient records to identify non-compliance. Any adverse findings under these types of audits can result in adjustments in future payments. There can be no assurance that the Company will not become the subject of a regulatory or other investigation or proceeding or that its interpretations of applicable health care laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to the Company and diversion of management's time and attention. Any such challenge, should it ultimately be sustained or not, could have a material adverse effect on the Company.

Medicare Certification. Federal regulations governing the Medicare program are also applicable to the Company. Regulations for Medicare reimbursement include an annual review of health care facilities and personnel and provide criteria for coverage and reimbursement. The Company is Medicare certified to provide nursing services in 16 states and Washington, D.C.

Permits and Licensure. Many states require companies providing pharmacy services, home health care services, home infusion therapy products and services and other products and services of the type offered by the Company to be licensed. The Company currently is licensed as a home health agency in 16 states, is licensed as a home care agency in 8 states, and currently is licensed as a pharmacy in 34 states. The Company provides unit dose medications by mail order to various states. The Company has obtained or, in certain cases, is in the process of obtaining, licenses for its mail order services from such states.

Certificates of Need. Approximately 16 states require companies providing home health care services, home infusion therapy and other services of the type offered by the Company to have a certificate of need issued by a state health planning agency. Certificates of need are often difficult to obtain and in many instances a certificate of need is not obtainable at all (because an area is determined to be adequately served by existing providers or for other reasons). If the Company commences operations in a state, or expands its operations in a state where it is currently operating, and those operations require a certificate of need, the Company will be required to obtain a certificate of need with respect to those operations. There can be no assurance that the Company will be able to obtain other required certificates of need, and, if so required, the Company will incur expenses in connection with attempting to obtain a certificate of need.


CORPORATE COMPLIANCE PROGRAM

As a result of an increasing complex regulatory environment for the health care industry, in 1997 the Company undertook the implementation of a company-wide compliance program, developed in accordance with federal guidelines. The Company's compliance program encompasses measures for auditing and monitoring of legal compliance as well as training for Company employees and agents. The program stresses three core principles: honesty, respect and responsibility, and is designed to provide support and guidance for the Company's employees as they strive to be consistent with company values. In addition, the compliance program focuses on prevention and detection of fraud and abuse violations, as well as reducing the prospect of unlawful conduct. The Company has hired a corporate compliance officer who is vested with responsibility for implementing and maintaining the compliance program.


HEALTH CARE REFORM

In recent years, the health care industry has undergone significant changes driven by various efforts to reduce costs, including efforts at national health care reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of health care distribution companies and collective purchasing arrangements by office-based health care practitioners. The impact of third-party pricing pressures and low barriers to entry have dramatically reduced profit margins for health care providers. Continued growth in managed care and capitated plans have pressured health care providers to find ways of becoming more cost competitive. This has also led to consolidation of health care providers in the Company's market areas. The Company's inability to react effectively to these and other changes in the health care industry could adversely affect its operating results. The Company cannot predict whether any health care reform efforts will be enacted and what effect any such reforms may have on the Company or its customers and suppliers.

In addition, political, economic and regulatory influences are subjecting the health care industry in the United States to extensive and dynamic change, and many competing proposals have been introduced in Congress and various state legislatures to reform the present health care system. It is possible that health care reform at the federal or state level, whether implemented through legislation or through action by federal or state administrative agencies, would require the Company to make significant changes in the way it conducts business. Certain aspects of health care reform such as proposed reductions in Medicare and Medicaid payments, if successfully developed and adopted, could have a material effect upon the Company's business. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and public debate of these issues will likely continue in the future. It is not possible at this time to predict what, if any, further reforms will be adopted, or when such reforms will be adopted and implemented. No assurance can be given that any such reforms will not have a material adverse effect upon the Company's business, results of operations, and financial condition.

Further, provisions in the Balanced Budget Act of 1997 are expected to significantly impact Medicare home health programs. The current cost reimbursement system for home health services will remain in effect for the two-year period prior to the implementation of a prospective payment system proposed for October 1999. Effective for cost-reporting periods beginning on or after October 1, 1997, agencies will be reimbursed at the lower of three amounts: a) their actual reasonable allowable costs; b) the aggregate cost per visit limits reduced to 106% of the median costs for free-standing agencies; or c) an aggregate per beneficiary limit based on 75% of agency-specific costs and 25% on census region costs for cost-reporting years ending during fiscal year 1994, updated by the home health market basket index. For cost-reporting periods beginning on or after October 1, 1997, the cost-per-visit limits will apply to claims based on the geographic area where the service is furnished, rather than on the geographic area where the agency is located. For services furnished on or after October 1, 1997, the Secretary is authorized to issue regulations establishing normative guidelines for the frequency and duration of home health services, beyond which services will not be covered. The Secretary is also authorized to implement not more than five competitive bidding demonstration projects which must terminate by the end of calendar year 2002 for items or services covered under Part B. Updates to the durable medical equipment fee schedules will be eliminated for the years 1998 through 2002. Payment rates for parenteral and enteral nutrients, supplies and equipment will also be frozen for the years 1998 through 2002 at the rate in effect during 1995.

Beginning with services furnished on or after January 1, 1998, coverage of home health services under Part A will be reduced to a maximum of 100 visits during a spell of illness after a three-day hospitalization or after receiving any covered services in a skilled nursing facility. Coverage for all other home health services will be under Part B. Funding responsibility for payment of the services under Part B will be transferred gradually out of the Part A trust fund over a seven year period. All claims will continue to be submitted to, and paid by, the fiscal intermediaries. Periodic Interim Payments will be eliminated for cost reporting periods on or for the benefit of the Medicare program and each State Medicaid program in which it participates, after October 1, 1999. Beginning six months after October 1, 1997, home skilled nursing care will not be covered if it is solely venipuncture for the purpose of drawing blood.

BBA 1997 also mandates that the national payment limit for oxygen and oxygen equipment be reduced by 25% of 1997 rates for 1998, with an additional 5% reduction of 1997 rates for 1999 and subsequent years. The General Accounting Office has been requested to submit a report to Congress addressing access to home oxygen and equipment and recommendations for further legislation. The Company had approximately $9.2 million in net revenue derived from Medicare oxygen therapies for the fiscal year ended September 30, 1998. These and any further changes in laws impacting oxygen services and supplies could have an impact on the Company's business. In addition, the effect that these changes ultimately will have on the home health industry cannot be quantified at this time. There can be no assurance that these and other changes mandated by the Balanced Budget Act of 1997 will not adversely affect the business and financial condition of the Company.


EMPLOYEES

As of September 30, 1998, the Company's health care and related services operations employed, or had on registry over 5,000 licensed or credentialed nurses, therapists and pharmacists, and approximately 1,600 full-time employees and 3,400 part-time employees. The Company's paramedical testing operation employed approximately 350 full-time employees and utilized the services of over 5,000 part-time employees and independent contractors.


ENVIRONMENTAL MATTERS

Medical facilities are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations, such as air and water quality control requirements, waste management requirements and requirements for training employees in the proper handling and management of hazardous materials and wastes. The typical branch office facility operations include, but are not limited to, the handling, use, storage, transportation, disposal and/or discharge of hazardous, toxic, infectious, flammable and other hazardous materials, waste, pollutants or contaminants. These activities may result in injury to individuals or damage to property or the environment and may result in legal liability damages, injunctions, fines, penalties or other governmental agency actions. The Company is not aware of any pending or threatening claim, investigation or enforcement action regarding environmental issues which, if determined adversely to the Company, would have a material adverse effect upon the capital expenditures, earnings, or competitive position of the Company.


ITEM 2.  PROPERTIES

The Company's principal executive offices are located in Norcross, Georgia and consist of approximately 60,000 square feet of office space. The lease term on the facility expires in 2008. The Company's health care operations include 113 branch offices in 28 states and the District of Columbia. Branch offices typically are located in office parks or complexes and average approximately 2,500 square feet. Generally, each health care facility is a combination warehouse and office. Lease terms on branch offices are generally three years or less. The Company's paramedical testing division maintains its corporate operations in Norcross, Georgia, and its facility consists of approximately 36,000 square feet of office space. The lease term on the facility expires in 2003. The paramedical testing division also maintains regional service centers in Dallas, Texas, Kansas City, Kansas, and Minneapolis, Minnesota. The division has over 200 testing field offices located in all 50 states, Puerto Rico and Guam. The lease terms on the Company-operated paramedical facilities generally are three years or less. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.


ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to certain claims and lawsuits, the outcomes of which are not determinable at this time. In the opinion of management, it is unlikely that any liability that might be incurred upon the resolution of these claims and lawsuits will, individually or in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of PSA's fiscal year ended September 30, 1998, no matter was submitted to a vote of PSA's stockholders through the solicitation of proxies or otherwise.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company including their ages as of November 5, 1998, their principal occupations for at least the past five years, the year in which each was elected and any directorships held by them in other public companies.

Joseph D. Sansone (55) has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its formation in 1989. From 1987 until the formation of the Company, Mr. Sansone was President of Ambulatory Services of America, Inc. ("ASA"), a wholly-owned subsidiary of Charter Medical, the Company's former parent. Prior to joining Charter Medical, Mr. Sansone was employed by American Medical International, Inc. ("AMI"). From 1985 to 1987, Mr. Sansone also served as Vice President of AMI Home Health Equipment Centers, a division of AMI specializing in durable medical equipment sales and rentals.

Stephen M. Mengert (49) has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since July 1996. Prior to joining the Company, Mr. Mengert was Senior Vice President and Chief Financial Officer of Arbor Health Care Company from November 1995 to July 1996. From July 1990 until joining Arbor Health Care Company, Mr. Mengert was employed in a similar capacity at Rehability Corporation.

James R. Henderson (53) joined ASA in 1987 as a Senior Regional Director and in 1989 became a Divisional Vice President of the Company. In 1996, Mr. Henderson became Senior Vice President of Operations of the Company. From 1985 until joining ASA, Mr. Henderson was Director of Operations and President of Healthfocus Medical Equipment, Inc. in Houston, Texas, a wholly-owned subsidiary of Healthfocus, Inc.

Charles P. Gaetano (47) served as the Company's Senior Vice President of Development beginning March 1996 and as Vice President of Development beginning March 31, 1995 when the Company acquired Pediatric Partners, Inc. ("PPI"). As of October 21, 1998, Mr. Gaetano resigned from the Company.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information concerning the market for, holders of and dividends paid on the Company's Common Stock is set forth on the inside back cover page of the Company's 1998 Annual Report, which information is incorporated herein by reference. The Company intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" on page 5 of the Company's 1998 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6-13 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 1998, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company pays a fixed rate of 6.61% plus the applicable margin that varies from a minimum of 1.375% to a maximum of 3.000% and is based on the calculation of a leverage ratio. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement; however, the Company does not anticipate such non-performance.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the notes thereto as of September 30, 1998 and 1997, and for each of the three years in the period ended September 30, 1998, together with the report thereon of Ernst & Young LLP, set forth on pages 14-27 of the Company's 1998 Annual Report is incorporated herein by reference. Supplemental schedules, together with the independent auditors' reports thereon, are included beginning on page S-1 hereof. Such additional financial data should be read in conjunction with the consolidated financial statements.


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years and the period from October 1, 1998 to the date hereof, the Company has not changed its independent auditors, and there have been no reportable disagreements with the Company's auditors regarding accounting principles or practices or financial disclosure matters.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors of the Company set forth under the captions "Proposal 1 - Election of Directors - Nominees for Re-election as Directors at the 1999 Annual Meeting" and "Proposal 1 - Election of Directors - Continuing Directors of the Company" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders ("1999 Proxy Statement") is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance by the directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption "Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information relating to management compensation set forth under the captions "Proposal 1 - Election of Directors - Directors' Compensation and Attendance", "Executive Compensation" and "Stock Performance Graph" in the Company's 1999 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled "Executive Compensation - Report of the Compensation Committee of the Board of Directors on Executive Compensation" which specifically is not so incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons is set forth under the caption "Stock Ownership" in the Company's 1999 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and certain of its affiliates set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   DOCUMENTS FILED AS PART OF THIS REPORT.

      (1)  FINANCIAL STATEMENTS

           The consolidated financial statements of the Company and the related reports of independent auditors thereon which are required to be filed as part of this report are included in the Company's 1998 Annual Report and are incorporated by reference in Item 8 hereof or are included herein. These consolidated financial statements are as follows:

           .   Consolidated Balance Sheets as of September 30, 1998 and 1997.

           . Consolidated Statements of Operations for the years ended September 30, 1998, 1997, and 1996.

           .   Consolidated Statements of Redeemable Preferred Stock, Common

               Stock and Other Stockholders' Equity for the years ended September 30, 1998, 1997 and 1996.

           . Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996.

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

      (3)  EXHIBITS

           The following exhibits are filed with this report. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 310 Technology Parkway, Norcross, Georgia 30092-2929. There is a charge of $.50 per page to cover expenses for copying and mailing.

           10.18 Amendment No. 3 to the Credit Agreement, dated December 24, 1998, filed herewith.

           10.19 Amendment No. 4 to the Credit Agreement, dated January 8, 1999, filed herewith.

           13    1998 Annual Report, filed herewith.

           21    Subsidiaries of Company, filed herewith.

           23.1 Consent and Report as to Schedules of Independent Auditors, Ernst & Young LLP, filed herewith.

           25    Powers of Attorney, filed herewith.

           27    Financial Data Schedule, filed herewith.

(B)   REPORTS ON FORM 8-K

      On July 29, 1998, the Company filed a report on Form 8-K under Item 5, indicating the expected results of operations for the third quarter report for the period ended June 30, 1998.

(C)   EXHIBITS

           The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 310 Technology Parkway, Norcross, Georgia 30092-2929. There is a charge of $.50 per page to cover expenses for copying and mailing.


      2.0 Shareholder Rights Plan dated September 22, 1998 (incorporated by reference to the Company's Registration Statement on Form 8-A filed October 13, 1998).

      2.1 Rights Agreement dated September 22, 1998, by and between Chase Mellon Shareholder Services and the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 22, 1998).

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

      3.4 Certificate of Correction to Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

      3.5 Amended and Restated Bylaws of the Company, adopted September 22, 1998 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated September 22, 1998).

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

           (j) Non-Qualified Deferred Compensation Plan, dated October 1, 1997 (incorporated by reference to Exhibit 10.9(j) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997).

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

     10.14 Credit Agreement, by and among Pediatric Services of America, Inc., a Georgia corporation, as Borrower, Pediatric Services of America, Inc., a Delaware corporation, and Nationsbank, N.A., dated as of August 13, 1997 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997).

     10.15 Amendment No. 1 to the Credit Agreement, dated April 16, 1998 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     10.16 Amendment No. 2 to the Credit Agreement, dated August 13, 1998 (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

     10.17 Security Agreement, dated August 13, 1998 (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

     10.18 Amendment No. 3 to the Credit Agreement, dated December 24, 1998, filed herewith.

     10.19 Amendment No. 4 to the Credit Agreement, dated January 8, 1999, filed herewith.

     13    1998 Annual Report, filed herewith.

           Except for the portions of the 1998 Annual Report that are specifically incorporated into this Form 10-K by reference, the 1998 Annual Report is not deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

     21    Subsidiaries of Company, filed herewith.

     23.1 Consent and Report as to Schedules of Independent Auditors, Ernst & Young LLP, filed herewith.

     25    Powers of Attorney, filed herewith.

     27    Financial Data Schedule, filed herewith.

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


          Signature                       Title                     Date
          ---------                       -----                     ----

______________________________    Chairman of the Board of    December 29, 1998
      Joseph D. Sansone           Directors, President and
                                  Chief Executive Officer



             *
------------------------------    Chief Financial Officer,    December 29, 1998
     Stephen M. Mengert           Senior Vice President,
                                  Treasurer and Secretary
                                  (Principal Financial and
                                  Accounting Officer)


             *
-------------------------------   Director                     December 29, 1998
       Michael J. Finn


             *
-------------------------------   Director                     December 29, 1998
      Adam O. Holzhauer


             *
-------------------------------   Director                     December 29, 1998
      Robert P. Pinkas


             *
-------------------------------   Director                     December 29, 1998
      Irving S. Shapiro


             *
--------------------------------  Director                     December 29, 1998
      Richard S. Smith


*By:  /s/ Stephen M. Mengert
    ----------------------------
      Stephen M. Mengert
      (Attorney in Fact)

               PEDIATRIC SERVICES OF AMERICA, INC. AND SUBSIDIARY


                     INDEX TO FINANCIAL STATEMENT SCHEDULES




Schedules
---------
Schedules numbered in accordance with Rule 5.04 of Regulation S-X

II  Valuation and Qualifying Accounts...................................  S-2

All schedules except Schedule II have been omitted because the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant, or the schedules are not applicable.

                SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS

              PEDIATRIC SERVICES OF AMERICA, INC. AND SUBSIDIARY

         COL. A                          COL. B                COL. C                    COL. D          COL. E
         ------                          ------                ------                    ------          ------
                                                              Additions
                                                              ---------
                                                                      CHARGED TO
                                      BALANCE AT      CHARGED TO         OTHER
    Descriptions                       BEGINNING       COSTS AND       ACCOUNTS         DEDUCTIONS      BALANCE AT END
    ------------                       OF PERIOD       EXPENSES       --DESCRIBE        --DESCRIBE         OF PERIOD
                                       -----------  -------------  ---------------  ----------------  -----------------
Year ended September 30, 1996:
  Deducted from asset
   accounts:
     Allowance for
      doubtful accounts....            $6,870,000     $4,707,989       $  264,000(2)    $ 3,318,989(1)    $ 8,523,000
                                       ==========     ==========       ==========       ===========       ===========
Year ended September 30, 1997:
  Deducted from asset
   accounts:
     Allowance for
      doubtful accounts....            $8,532,000     $6,239,000       $1,406,000(3)    $ 6,132,000(1)    $10,036,000
                                       ==========     ==========       ==========       ===========       ===========
Year ended September 30, 1998:
  Deducted from asset
   accounts:
     Allowance for
      doubtful accounts....           $10,036,000    $22,963,000       $2,114,000(4)    $21,105,000(1)    $14,008,000
                                      ===========    ===========       ==========       ===========       ===========

(1) Uncollectible accounts written off, net of recoveries.
(2) Allowance for doubtful accounts acquired in connection with the purchases of Maternal Infant Homecare, Inc., Case Management Systems, Inc. and Primary Health Services, Inc.
(3) Allowance for doubtful accounts acquired in connection with the purchases of IntensiCare, Pediatric Specialists, Inc., Ivonyx Pharmacy, Home Vitality, Inc., Concerned Nursing Care, Inc., Home Health Nursing Services, Inc., Supplemental Staffing Services, Inc., Special Medical Services, Inc. and Lifetec Medical & Home Care, Inc.
(4) Allowance for doubtful accounts acquired in connection with the purchases of Pediatric Physical Therapy, Inc., Intra-Care, Inc., Cyber Home Medical Equipment Corp., Inc., Texas Air Supply Home Medical Equipment, Inc., Pediatric Nursing Services, Inc., Strictly Pediatrics, L.L.C., Transworld Home Health Care - Nursing Division, Inc., Kid's Nurses, Inc., and Medical Equipment and Supply, Inc.

                               INDEX TO EXHIBITS



EXHIBITS
                                                                        PAGE NO.
                                                                        --------
         The following exhibits are filed with this report.
         The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 310 Technology
         Parkway, Norcross, Georgia 30092-2929. There is a charge of $.50 per page to cover expenses for copying and mailing.

 10.18   Amendment No. 3 to the Credit Agreement, dated December 24,
         1998............................................................  39

 10.19   Amendment No. 4 to the Credit Agreement, dated January 8,
         1999............................................................  46

 13      1998 Annual Report..............................................  52

 21      Subsidiaries of Company.........................................  83

 23.1    Consent and Report as to Schedules of Independent Auditors,
          Ernst & Young LLP..............................................  84

 25      Powers of Attorney..............................................  85

 27      Financial Data Schedule.........................................  90