Form 10-Q
period 1998-12-31
PEDIATRIC SERVICES OF AMERICA INC
filed 1999-02-11
CIK 893430

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                            Yes [X]         No [ ]

As of February 2, 1999, the Registrant had 6,652,005 shares of Common Stock, $0.01 Par Value, outstanding.

                                 Page 1 of 23
                         Index of Exhibits on page 22

FORM 10-Q
PEDIATRIC SERVICES OF AMERICA, INC.
INDEX

PART I    FINANCIAL INFORMATION                                       PAGE
                                                                      NUMBER
ITEM 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of
               December 31, 1998 and September 30, 1998.................3

          Condensed Consolidated Statements of Income for
               the three months ended December 31, 1998 and 1997........5

          Condensed Consolidated Statements of Cash Flows for
               the three months ended December 31, 1998 and 1997........6

          Notes to Condensed Consolidated Financial
               Statements Unaudited.....................................7

ITEM 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................9


PART II   OTHER INFORMATION

ITEM 4:   Submission of Matters to a Vote of Security Holders..........20

ITEM 6:   Exhibits and Reports on Form 8-K.............................20

          Signatures...................................................21

          Index of Exhibits............................................22

                                    Page-2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                             DECEMBER 31,         SEPTEMBER 30,
                                                                                                1998                  1998
                                                                                             (UNAUDITED)            (AUDITED)
                                                                                            -----------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..............................................................      $  8,829             $  2,008
   Accounts receivable, less allowance for doubtful
    accounts of $14,731 and $14,008, respectively.........................................       102,386               99,030
   Prepaid expenses.......................................................................           548                  807
   Income taxes receivable................................................................         2,810                2,898
   Deferred income taxes..................................................................         3,266                3,266
   Other current assets...................................................................         6,236                5,837
                                                                                                --------             --------
Total current assets......................................................................       124,075              113,846
PROPERTY AND EQUIPMENT:
   Home care equipment held for rental....................................................        29,017               28,435
   Furniture and fixtures.................................................................        15,855               15,185
   Vehicles...............................................................................           891                  891
   Leasehold improvements.................................................................           931                  915
                                                                                                --------             --------
                                                                                                  46,694               45,426
   Accumulated depreciation and amortization..............................................       (22,223)             (20,714)
                                                                                                --------             --------
                                                                                                  24,471               24,712
OTHER ASSETS:
   Goodwill, less accumulated amortization of
    $7,475 and $6,672, respectively.......................................................        88,368               89,172
   Certificates of need, less accumulated amortization of
    $558 and $508, respectively...........................................................         2,689                2,739
   Deferred financing fees, less accumulated
    amortization of $647 and $521, respectively...........................................         3,141                3,251
   Noncompete agreements, less accumulated amortization of
    $914 and $875, respectively...........................................................           146                  185
   Other..................................................................................           690                  656
                                                                                                --------             --------
                                                                                                  95,034               96,003
                                                                                                --------             --------
Total assets..............................................................................      $243,580             $234,561
                                                                                                ========             ========

See accompanying notes.

                                    Page-3

                      PEDIATRIC SERVICES OF AMERICA, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS--(CONTINUED)
                                (IN THOUSANDS)

                                                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                                                     1998              1998
                                                                                                  (UNAUDITED)        (AUDITED)
                                                                                                  -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable...........................................................................         $ 14,288            $ 11,600
Accrued compensation.......................................................................           12,183              11,147
Accrued insurance..........................................................................            3,620               3,516
Other accrued liabilities..................................................................            5,272               7,362
Deferred revenue...........................................................................            1,130               1,101
Current maturities of long-term obligations to related parties.............................            3,214               3,323
Current maturities of long-term obligations................................................              251                 416
                                                                                                    --------            --------
Total current liabilities..................................................................           39,958              38,465

Long-term obligations to related parties, net of current maturities........................              195                 220
Long-term obligations, net of current maturities...........................................          135,052             127,567
Deferred income taxes......................................................................            3,879               3,879
Minority interest in subsidiary............................................................              704                 747

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000 shares
authorized, no shares issued and outstanding...............................................               --                  --
Common stock, $.01 par value, 80,000 shares authorized; 6,653 shares at December
 31, 1998 and 6,652 shares at September 30, 1998 issued and outstanding respectively.......               67                  67
Additional paid-in capital.................................................................           50,038              50,037
Retained earnings..........................................................................           13,687              13,579
                                                                                                    --------            --------
Total stockholders' equity.................................................................           63,792              63,683
                                                                                                    --------            --------
Total liabilities and stockholders' equity.................................................         $243,580            $234,561
                                                                                                    ========            ========

See accompanying notes.

                                    Page-4

                      PEDIATRIC SERVICES OF AMERICA, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                         (UNAUDITED)
                                                             ------------------------------------
                                                                   1998               1997
                                                             -----------------  -----------------
NET REVENUE..............................................              $79,375            $61,559
Costs and expenses:
 Operating salaries, wages and employee benefits.........               29,685             26,081
 Other operating costs...................................               34,826             22,943
 Corporate, general and administrative...................                6,039              3,836
 Provision for doubtful accounts.........................                3,165              1,833
 Depreciation and amortization...........................                2,442              1,847
                                                                       -------            -------
   Total costs and expenses..............................               76,157             56,540
                                                                       -------            -------
Operating income.........................................                3,218              5,019
Interest expense.........................................                3,094              1,466
                                                                       -------            -------
Income before minority interest and income tax expense...                  124              3,553
Minority interest in loss of subsidiary..................                   43                  1
                                                                       -------            -------
Income before income tax expense.........................                  167              3,554
Income tax expense ......................................                   59              1,432
                                                                       -------            -------
Net income...............................................              $   108            $ 2,122
                                                                       =======            =======
NET INCOME PER SHARE DATA:
     Basic...............................................              $  0.02            $  0.33
                                                                       =======            =======
     Diluted.............................................              $  0.02            $  0.32
                                                                       =======            =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic...............................................                6,653              6,504
                                                                       =======            =======
     Diluted.............................................                6,673              6,708
                                                                       =======            =======

See accompanying notes.

                                     Page-5

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                                 (UNAUDITED)
                                                                                          --------------------------
                                                                                            1998              1997
                                                                                          --------           -------
OPERATING ACTIVITIES
Net income.............................................................................   $   108            $  2,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization.......................................................     2,442               1,847
   Provision for doubtful accounts.....................................................     3,165               1,833
   Amortization of deferred financing fees.............................................       126                  45
   Deferred income taxes...............................................................        --                 922
   Minority interest in loss of subsidiary.............................................       (43)                 (1)
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
   Accounts receivable.................................................................    (6,521)            (11,734)
   Prepaid expenses and other current assets...........................................      (154)             (1,764)
   Accounts payable....................................................................     2,688               1,029
   Income taxes........................................................................        89                 590
   Accrued liabilities.................................................................      (922)              2,108
                                                                                          -------            --------
Net cash provided by (used in) operating activities....................................       978              (3,003)
INVESTING ACTIVITIES
   Purchases of property and equipment.................................................    (1,284)             (1,774)
   Acquisitions of businesses..........................................................        --             (19,736)
   Other, net..........................................................................       (45)                (10)
                                                                                          -------            --------
Net cash used in investing activities..................................................    (1,329)            (21,520)
FINANCING ACTIVITIES
   Principal payments on long-term debt................................................    (6,313)               (594)
   Borrowings on long-term debt........................................................    13,500              25,000
   Deferred financing fees.............................................................       (16)                 --
   Proceeds from exercise of stock options.............................................         1                  31
                                                                                          -------            --------
Net cash provided by financing activities..............................................     7,172              24,437
                                                                                          -------            --------
Increase (decrease) in cash and cash equivalents.......................................     6,821                 (86)
Cash and cash equivalents at beginning of period.......................................     2,008                 501
                                                                                          -------            --------
Cash and cash equivalents at end of period.............................................   $ 8,829            $    415
                                                                                          =======            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest..............................................................   $ 4,840            $  1,262
                                                                                          =======            ========
   Cash paid for income taxes..........................................................   $    39            $     50
                                                                                          =======            ========

See accompanying notes.

                                     Page-6

                      PEDIATRIC SERVICES OF AMERICA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1999. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 1998 Annual Report.

2.   ACCOUNTS RECEIVABLE

     Accounts Receivable includes approximately $23,876,000 and $33,085,000 for which services have been rendered but the amounts were unbilled as of December 31, 1998 and September 30, 1998, respectively.

3.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). The dilutive effect of the weighted average number of options included in the diluted earnings per share is 20,750 and 204,545 for the three months ended December 31, 1998 and 1997, respectively.

4.   INTEREST RATE SWAP AGREEMENT

     At December 31, 1998, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company pays a fixed rate of 6.61% plus 3.50%. The interest rate differential to be received or paid is recognized over the life of the agreement as an adjustment to interest expense. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.

                                    Page-7

5.   SEGMENTS OF AN ENTERPRISE

     Effective December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Under the provisions of SFAS 131, the Company has restated its prior year disclosures to conform to the requirements of SFAS 131. The Company has two reportable segments: medical services and medical testing.

     The medical services division provides a broad range of pediatric health care services, including nursing, respiratory therapy and other medical equipment, pharmacy and infusion therapy.

     The medical testing division provides a broad range of paramedical testing services, including taking health histories, collecting blood and urine samples, administering physical examinations and performing electrocardiogram examinations on insurance applicants.

     UNAUDITED FINANCIAL DATA BY SEGMENT IS AS FOLLOWS:

                                                                                                        GENERAL
                                                                        MEDICAL         MEDICAL        CORPORATE
                                                                        SERVICES        TESTING         EXPENSE      CONSOLIDATED
                                                                        --------        -------         -------      ------------
     FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

     Revenue                                                            $56,741        $22,634                          $ 79,375
     Operating income (1)                                                 5,914          3,552           (6,248)           3,218
     Depreciation/amortization                                            1,947            287              208            2,442

     FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
     Revenue                                                            $51,915        $ 9,644                          $ 61,559
     Operating income (1)                                                 8,359            569           (3,909)           5,019
     Depreciation/amortization                                            1,686             87               74            1,847


                                                                        MEDICAL        MEDICAL          GENERAL
                                                                        SERVICES        TESTING        CORPORATE     CONSOLIDATED
                                                                        --------        -------        ---------     ------------
     AS OF DECEMBER 31, 1998
     Accounts receivable (less allowance for doubtful accounts)         $73,900        $28,486                          $102,386
     Property and equipment (less depreciation and amortization)         16,365          5,075            3,031           24,471
     Goodwill (less accumulated amortization)                            65,367         23,001                            88,368

     AS OF SEPTEMBER 30, 1998
     Accounts receivable (less allowance for doubtful accounts)         $72,636        $26,394                          $ 99,030
     Property and equipment (less depreciation and amortization)         16,582          4,842            3,288           24,712
     Goodwill (less accumulated amortization)                            65,969         23,203                            89,172

     (1) Operating income represents business segment's income before corporate general and administrative expenses, interest and taxes.

                                    Page-8

     UNAUDITED RECONCILIATION TO INCOME BEFORE INCOME TAXES


                                                   FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                   --------------------------
                                                      1998             1997
                                                      ----             ----
     Consolidated operating income                   $3,218           $5,019
     Interest expense                                 3,094            1,466
                                                     ------           ------
     Income before minority interest and income
     tax expense                                     $  124           $3,553
                                                     ======           ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of the Company. When used in this Form 10-Q, the words "may," "could," "should," "would," "believe," "feel", "anticipate," "estimate," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described hereunder and those discussed in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions and industry trends, the Company's ability to collect for equipment sold or rented, or for services provided, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statements speak only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                    Page-9

RESULTS OF OPERATIONS

The following table is derived from the Company's unaudited condensed consolidated statements of income for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the comparative prior period.

                                                                                             PERIOD-TO-PERIOD
                                                                                              PERCENTAGE OF
                                                       PERCENTAGE OF NET REVENUE            INCREASE (DECREASE)
                                                       -------------------------            -------------------
                                                               THREE MONTHS                      THREE MONTHS
                                                                  ENDED                             ENDED
                                                                DECEMBER 31,                     DECEMBER 31,
                                                              ---------------
                                                           1998           1997                   1998 TO 1997
                                                           ----           ----                   ------------
Net revenue......................................           100%          100%                       29%
Operating salaries, wages and
employee benefits................................          37.3          42.4                        14
Other operating costs............................          43.9          37.3                        52
Corporate, general and administrative............           7.6           6.2                        57
Provision for doubtful accounts..................           4.0           3.0                        73
Depreciation and amortization....................           3.1           3.0                        32
                                                           ----          ----                      ----
Operating income.................................           4.1           8.1                       (36)
Interest expense.................................           3.9           2.4                       111
                                                           ----          ----                      ----
Income before income taxes and
minority interest................................           0.2           5.7                       (97)
Minority interest in loss of subsidiary..........           0.0           0.0                         0
                                                           ----          ----                      ----
Income before income taxes.......................           0.2           5.7                       (95)
Income tax expense...............................           0.1           2.3                       (96)
                                                           ----          ----                      ----
Net income.......................................           0.1%          3.4%                      (95)%
                                                           ====          ====                      ====

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

Net revenue increased $17.8 million, or 29% to $79.4 million in the three months ended December 31, 1998 from $61.6 million in the three months ended December 31, 1997. The Company's acquisitions accounted for approximately $16.6 million of the increase in net revenue and internal growth accounted for the remaining $1.2 million. For branch offices that have been under the Company's management for more than one year, the internal growth in net revenue was 2% for the three months ended December 31, 1998. Of the $17.8 million increase in net revenue for the three months ended December 31, 1998, pediatric health care net revenue accounted for $4.3 million. Increased pediatric health care net revenue for the three months ended December 31, 1998 was primarily attributable to the Company's acquisitions which accounted for approximately $3.3 million and the remaining $1.0 million to marketing efforts which resulted in an increase in patients served

                                    Page-10
rather than a significant increase in rates charged. Adult health care net revenue accounted for $0.5 million of the increase in net revenue for the three months ended December 31, 1998. Increased adult health care net revenue for the three months ended December 31, 1998 was attributable to the Company's acquisitions which accounted for approximately $1.7 million, offset by a decline in internal revenue growth for adult patients of $1.2 million. Medical testing services net revenue accounted for $13.0 million of the increase in net revenue for the three months ended December 31, 1998, primarily due to the acquisition of the Physical Measurements Information division ("PMI") of ChoicePoint Services, Inc. (" ChoicePoint") which added $11.6 million. In the three months ended December 31, 1998 the Company derived approximately 70% of its net revenue from commercial insurers and other private payors, 25% from Medicaid and 5% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits increased $3.6 million, or 14% to $29.7 million in the three months ended December 31,1998 from $26.1 million in the three months ended December 31, 1997. The increase was primarily due to the Company's acquisitions which added approximately $4.7 million. As a result of acquisitions completed by the Company, particularly the December 1997 acquisition of PMI, the Company's historical results of operations are not necessarily indicative of future results. Due to the nature of its operations, PMI has a lower operating salaries, wages and employee benefits component as compared to the Company's home health care operations. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended December 31, 1998, decreased to 37% from 42% in the three months ended December 31, 1997.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, independent medical testing technician payments and cost of sales. The cost of sales consists primarily of the costs of pharmacy products sold. Other operating costs increased $11.9 million or 52% to $34.8 million in the three months ended December 31, 1998 from $22.9 million in the three months ended December 31, 1997. Of the increase, $8.9 million relates to acquisitions, primarily PMI in the medical testing business. Due to the nature of its operations, PMI has a higher other operating costs component as compared to the Company's home heath care operations. The remaining $3.0 million is primarily due to internal growth in the business. As a percentage of net revenue, other operating costs for the three months ended December 31, 1998 increased to 44% from 37% in the three months ended December 31, 1997.

Corporate, general and administrative costs increased $2.2 million, or 57%, to $6.0 million in the three months ended December 31, 1998 from $3.8 million in the three months ended December 31, 1997. The increase was primarily due to the acquisition of PMI. The Company has also added reimbursement personnel, including senior level management to improve billings and collections. As a percentage of net revenue, corporate, general and administrative costs for the three months ended December 31, 1998, increased to 7.6% from 6.2% in the three months ended December 31, 1997.

Provision for doubtful accounts consists of the amount of billed revenue that management estimates to be uncollectible. During the three months ended December 31, 1998 the Company's provision for doubtful accounts increased approximately $1.3 million, or 73%, to $3.1 million from $1.8 million in the three months ended December 31, 1997. The increase in the three months ended December 31, 1998 is primarily attributable to management's ongoing assessment of the collectibility of accounts

                                    Page-11
receivable which reflects: (1) continued difficulties in the health care reimbursement environment, (2) lagging collection on certain receivables primarily resulting from the implementation of a new billing and collection system which diverted the Company's resources from pursuing older receivable balances, (3) problems identified related primarily to certain billings generated during the implementation phase of the new billing and collection system and (4) collection experience on certain receivables of acquired businesses. Due to the above mentioned process changes and changes in the business environment, the Company's management reassessed its estimate of the allowance for doubtful accounts resulting in an increase in the allowance provision and a decrease in days sales outstanding to 116 days at December 31, 1998 from 125 days at December 31, 1997.

Depreciation and amortization increased $0.6 million, or 32%, to $2.4 million in the three months ended December 31, 1998 from $1.8 million in the three months ended December 31, 1997. The increase was primarily due to capital expenditures for the purchase of medical and computer equipment and the amortization of goodwill from the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs were comparable for the three months ended December 31, 1998 and 1997.

Interest expense increased $1.6 million, or 111%, to $3.1 million in the three months ended December 31, 1998 from $1.5 million in the three months ended December 31, 1997. The increase was primarily the result of a $55.4 million increase in the Company's average debt outstanding incurred to finance acquisitions and the Company's working capital, compared to the prior fiscal year period. The increase was also due to an increase in interest rates related to the Company's issuance of the 10% Senior Subordinated Notes due 2008 and the increase in the margins under Amendment No. 2 of the Credit Agreement.

Income tax expense decreased $1.4 million, or 96%, to $0.1 million in the three months ended December 31, 1998 from $1.5 million in the three months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

On April 16, 1998, the Company issued in a private placement, $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, which were subsequently replaced on May 12, 1998, with $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A, registered with the Securities and Exchange Commission (the "Notes"). After paying issuance costs of approximately $2.7 million, the Company received proceeds of $72.3 million, which were used to repay a portion of the indebtedness outstanding under its Credit Agreement. Interest on the Notes accrues from the date of issuance, and is payable semi-annually on April 15 and October 15 of each year, commencing October 15,1998. The Notes are redeemable for cash at any time on or after April 15, 2003, at the option of the Company, in whole or in part at redemption prices set forth in the Indenture. The Notes place certain restrictions on the incurrence of additional indebtedness, the creation of liens, sales of assets, mergers and consolidations and payment of dividends, among other things. A default and acceleration of any indebtedness and failure to pay any indebtedness of the Company at maturity results in a default under the Notes. The Credit Agreement was amended April 16, 1998 ("Amendment No. 1"), effective upon the issuance of the Notes, changing the commitment fees and the financial ratio requirements.

                                    Page-12

On July 31, 1998, the Company provided notice to its lenders, as required under the terms of the Credit Agreement, of non-compliance with certain financial covenants contained in the Credit Agreement. As a result, the Credit Agreement was further amended on August 13,1998 ("Amendment No. 2"), waiving the default under the Credit Agreement, amending the financial covenants applicable after August 13, 1998, placing a limitation on aggregate borrowings for working capital purposes and prohibiting the Company from borrowing for acquisitions until February 1999 without the approval of the lenders, and stipulating that the Company must meet certain financial criteria as defined in Amendment No. 2 before borrowing for acquisitions. In addition, Amendment No. 2 reduced total borrowings allowed under the Credit Agreement from $100.0 million to $75.0 million, and changed the commitment fees and applicable margins. Amendment No. 2 also granted the Company a waiver to permit the Company to comply with its contractual obligations relating to the PMI acquisition by allowing the Company to repurchase at the previously guaranteed price the shares issued to ChoicePoint in the PMI transaction. The Security Agreement executed in connection with Amendment No. 2 granted to the lenders under the Credit Agreement, subject to certain permitted liens and exceptions, a security interest in substantially all of the assets of the Company.

On December 4, 1998 the Company provided notice to its lenders, as required under the terms of the Credit Agreement, as amended, of non compliance with certain financial covenants contained in the Credit Agreement. On December 24, 1998, the Credit Agreement was further amended ("Amendment No. 3"), waiving the default under the Credit Agreement through January 29, 1999 and providing the Company temporary borrowing availability while revised financial covenants and other modifications were negotiated. On January 8, 1999, an amendment ("Amendment No. 4") was signed with a revised set of financial covenants. The new financial covenants continue to require certain liquidity ratios and days sales outstanding targets to be met. The new covenants become more restrictive over the remaining life of the Credit Agreement which, in the opinion of management, is reflective of the anticipated improvements in the business. Management believes that these improvements are achievable based on the full implementation of the new financial systems, the cessation in acquisition activity which will allow the Company to more fully focus on improving existing operations and an improvement in the collection of accounts receivable. Based on the above, management believes that the Company will remain in compliance with all of the new financial covenants. Though not anticipated, if the Company fails to remain in compliance with the new financial covenants it could have a material adverse effect on the Company. Amendment No. 4 also revised the Credit Agreement termination date from August 13, 2002 to October 1, 2000 and reduced the total commitment from $75 million to $70 million, with a further reduction to $65 million on June 30, 1999.

The Company is in compliance with the new financial covenants as of December 31, 1998.

Under the Credit Facility, as amended, commitment fees were set at 0.500% per annum on the average daily unused portion of the loan facility. At the Company's option, borrowings under the revolving facility bear interest at (1) LIBOR plus 3.50%, or (2) the base rate plus 2.50%. At the Company's option, borrowings under the swingline loan credit subfacility bear interest at either
(1) a quoted rate established by the lender or (2) the prime rate. At December 31, 1998, the interest rates under the Credit Facility ranged from 7.57% to 9.13%. Outstanding borrowings under the Credit Facility at December 31, 1998 were approximately $60.0 million.

                                    Page-13

At December 31, 1998, total borrowings under the Notes and the Credit Agreement were approximately $135.0 million.

At December 31, 1998, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company pays a fixed rate of 6.61% plus 3.50%. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.

The Company's operating cash flows are significantly affected by changes in accounts receivable, which have grown substantially over time largely as a result of the Company's net revenue growth and slowing collections. Accounts receivable increased to $102.4 million at December 31, 1998 from $99.0 million at September 30, 1998, an increase of $3.4 million. The Company's Days Sales Outstanding ("DSO") was 116 days as of December 31, 1998 and 107 days as of September 30, 1998, based on the net revenue for the last quarter of the period. For the three months ended December 31, 1998, the increase in DSO is largely attributable to higher accounts receivable balances in the medical testing business as a result of delayed billings; and slower collections in the medical services business, primarily in the non-integrated operations.

The Company continues to experience difficulty with collecting accounts receivable from managed care and other non-governmental payors, which is an industry-wide issue. The Company has taken measures to improve DSO by hiring more experienced reimbursement personnel, including senior level management, improving and expanding training, and establishing regional data entry centers to improve the quality of patient intake information. In addition, the Company has taken a more aggressive approach on collecting accounts receivable from managed care and other non-governmental payors. The Company has formed special collection teams which deal with specific payors, escalated payment issues to higher levels within the payor's organization, involved state insurance commissioners, and in some cases, terminated selected contracts. While there can be no assurances that these measures will lead to DSO improvements, management believes that they have taken the appropriate actions to do so. Management will continue to monitor the appropriateness of the Company's allowance for doubtful accounts as the results of these measures are determined.

The Company's investments in property and equipment are attributable largely to purchases of medical equipment that is rented to patients and computer equipment needed for the Company's new systems, primarily billing and collection, medical testing and financial systems. Capital expenditures for computer equipment and software development, have been substantially completed, as evidenced by the reduced level of spending of $1.3 million in the three months ended December 31,1998 compared to $1.8 million in the three months ended December 31, 1997.

As of December 31, 1998, the Company has recorded a net deferred tax liability in its consolidated financial statements. Under guidance issued by the Internal Revenue Service, in December 1996, the Company made an election entitling it to mark its accounts receivable to market value for tax purposes. This election eliminated the deferred tax asset relating to the allowance for doubtful accounts and established a new deferred tax liability to reflect the new temporary differences. In

                                    Page-14
fiscal 1998, the mark to market election for accounts receivable was repealed requiring the Company to recognize the related deferred tax liabilities evenly over four years. The repeal of the mark to market election re-established the deferred tax asset relating to the allowance for doubtful accounts. The Company has approximately $1.2 million of net operating losses for income tax purposes available to offset future taxable income. Such losses expire by the year 2011.

The Company has suspended acquisition plans and will be focusing resources on strengthening infrastructure, cash collections and sales and marketing.

Management currently believes that internally generated funds and borrowings under the Credit Agreement will be adequate to satisfy the Company's working capital requirements.

YEAR 2000 COMPLIANCE

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE

As the Year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and computer operating systems ("Systems"), and other operating equipment ("Equipment") which use embedded computer chips can accommodate this date value. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's Systems that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's plan to resolve the Year 2000 Issue (the "Year 2000 Plan") involves the following four phases: assessment, remediation, testing, and implementation. In addition to the Company's internal initiatives, the Company has requested information about the Year 2000 compliance status of its material suppliers and payors through internally developed Year 2000 surveys and written warranty information. Based solely on such inquiry and research and the Company's Year 2000 assessment to date (discussed below), management does not currently believe that the Company should incur significant operating expenses or be required to invest heavily in System improvements or Equipment relating to the Year 2000 Issue, however, the Company does expect to experience payment delays, particularly from federal and state welfare programs. It is impossible to quantify the effects of any payment delays at this time, but the Company will continue to monitor and update Year 2000 compliance efforts of the Company and of its material suppliers and payors.

STATUS OF YEAR 2000 PLAN

As indicated on the Year 2000 chart on page nineteen, the Company has completed approximately 90% of its assessment of all Systems that could be significantly affected by the Year 2000. Based on this assessment, the Company believes that it will not be required to modify or replace significant portions of its Systems, primarily due to the fact that the Company recently replaced and/or upgraded its billing, collection, and accounting computer systems. While such improvements were not a part of the Company's Year 2000 Plan, the improvements were intended to be Year 2000 compliant.

                                    Page-15

However, testing will be required to confirm compliance. After an assessment of its medical equipment and inquiry of material suppliers, the Company does not believe that significant replacement of the equipment sold or rented by the Company will require remediation to be Year 2000 compliant.

The remediation phase of the Year 2000 Plan for the Company's information technology systems is approximately 75% complete. Remediation involves upgrading or replacing Systems and equipment which the assessment phase
indicates are not Year 2000 compliant.   The testing phase of the Year 2000 Plan
is approximately 50% complete. Testing involves operation of Systems and Equipment using dates after December 31, 1999. The Company expects to complete remediation and testing by March 31, 1999 and May 31, 1999, respectively. However, if such remediation and/or testing is not completed in a timely manner with respect to key Systems , the Year 2000 Issue could potentially have a material impact on the operations of the Company.

The implementation phase of the Year 2000 Plan begins upon completion of material phases of remediation and testing, and involves operating under Year 2000 conditions. It also encompasses contingency plans for any problems arising when Year 2000 dates begin to affect the Company's Systems and Equipment and those of third party suppliers and payors.

IMPORTANCE OF THIRD PARTY EXPOSURE TO THE YEAR 2000

Certain of the Company's Systems interface directly with significant third party vendors and payors including federal and state Medicare and Medicaid agencies. The Company also conducts business electronically with certain external parties, including some payors and vendors. Management does not know at this time, what impact Year 2000 compliance may have on its payor and vendor sources and the impact, if any, on the Company if such payors are not fully compliant.

The Company has requested information regarding Year 2000 readiness from its significant payors including commercial insurance companies, and has sought to gather information about the Year 2000 compliance status of the federal and state Medicare and Medicaid agencies with which it conducts business through its Year 2000 surveys and through research of external information sources, including government sources. To date, the Company has received a limited number of responses to its Year 2000 survey from commercial insurance carriers, no direct response to its Year 2000 survey from any state Medicaid agency, and only one response from a Medicare carrier. However, the Company is aware that the U.S. General Accounting Office has issued a report, dated November, 1998, to congressional requesters who requested an assessment about the "readiness of state automated systems to support federal welfare programs." Specifically, the report indicated that states (49 states and the District of Columbia, excluding South Dakota) utilized 421 automated systems to manage seven federal welfare programs including Medicaid. Overall, only about one-third of state welfare systems are reported to be compliant. The states also reported that they had completed the assessment phase for about 80% of the welfare systems and about one-quarter of the systems had completed the validation and implementation phases. The states also reported that they had not developed test plans for
about 27% of the systems.   In addition, 80% of the states noted that Year 2000
compliance efforts had delayed the performance of routine system developments and maintenance activities. The states reported that failure to complete Year 2000 conversion could result in billions of dollars in benefits payments not being delivered, because (1)

                                    Page-16
new recipients could not be added, (2) eligibility for new applicants could not be determined, (3) recipients could be denied benefits, (4) payments could be underpaid or overpaid, and (5) payments could be delayed.

At this juncture, the Company is not aware of any specific payor with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that such payors, including federal and state Medicare and Medicaid agencies will be Year 2000 ready. The inability of these payors to complete their Year 2000 resolution process in a timely fashion could have a material adverse impact on the Company's ability to bill and collect accounts receivable. The effect of non-compliance by such payors is not determinable.

ESTIMATED COSTS

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the Systems and Equipment for Year 2000 modifications. The total costs of the Year 2000 project is estimated at $250,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $180,500, related to all phases of the Year 2000 project. The total remaining project costs is currently estimated at $69,500.

CONTINGENCY PLANS

The Company already has certain contingency planning and safeguards in place in the event of system shutdowns and problems including: diagrams for reconstruction of databases, backup computer tapes of all network information which are stored offsite and a help desk available during working hours to solve computer problems. However, in response to Year 2000 issues, the Company is now formulating a more specific disaster recovery and contingency plan for certain critical applications. This plan involves, among other things, manual workarounds, hiring additional personnel, and adjusting staffing strategies. Additional safeguards are also being considered. Specifically, the Company plans to revert to manual billing and collection, if required and keep a "hard copy" of System and billing information at the end of the 1999 and beginning of the 2000 calendar years. The Company also intends to have a backup plan for its telephone systems and a full inventory of critical medical supplies and equipment on hand at the end of 1999. There can be no assurance that the Year 2000 issues will not impact the Company even if any contingency plans are implemented, which could have a material adverse effect on the Company.

RISKS

Management of the Company believes that it has an effective Year 2000 Plan in place to resolve the Year 2000 issues in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 Plan. In the event that the Company does not complete critical portions of such plan, the Company could be unable to take customer orders, invoice customers or collect payments. Furthermore, the Company has no means of ensuring that such payors, including federal and state Medicare and Medicaid agencies will be Year 2000 compliant. The inability of these payors to be Year 2000 compliant could have a material adverse effect on the Company. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially

                                    Page-17
adversely affect the Company, and the Company could be subject to litigation for Systems or Equipment failure or malfunctions relating to Year 2000 problems. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

                                    Page-18

YEAR 2000 DISCLOSURE CHART(1)

                                                  RESOLUTION PHASES(2)
    ---------------------------------------------------------------------------------------------------------------------
                                ASSESSMENT            REMEDIATION               TESTING              IMPLEMENTATION
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
       Information           90% Complete          75% Complete              50% Complete            50% Complete
       Technology
       Systems                                     Expected completion       Expected completion     Expected completion
                                                   date, March 31, 1999      date, May 31, 1999      date, June 30, 1999
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
       Operating             100% Complete         100% Complete             100% Complete           100% Complete
 E     Equipment with
 X     Embedded Chips
 P     or Software(3)
-------------------------------------------------------------------------------------------------------------------------

 O
-------------------------------------------------------------------------------------------------------------------------
 S     Products(4)           N/A                   N/A                       N/A                     N/A
 U
 R
 E
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
 T     3rd Party(5)          50% Complete for      25% Complete              25% Complete            0% Complete
 Y                           direct system
 P                           interface; 75 %                                 Expected completion     Expected completion
 E                           Complete for all      Develop contingency       date for system         date for system
                             other material        plans as appropriate,     interface work,         interface work,
                             exposures             March 31, 1999            September 30, 1999      November 30, 1999

                             Expected                                                                Implement contingency
                             completion date                                                         plans or other
                             for surveying all                                                       alternatives as
                             third parties: in                                                       necessary, December
                             process                                                                 31, 1999
    ---------------------------------------------------------------------------------------------------------------------

__________________________
(1) Based upon estimates derived from our detailed master Year 2000 plan. Percentages are approximate and best estimates.
(2) Where systems have been designed with Year 2000 in mind, but not yet validated, a weighted success factor has been included. The assumption is that the system will execute with minimal, if any, remediation. For example, a system not intended to be Year 2000 compliant, would start with a zero weighting factor. A system designed for Year 2000 compliance is considered to be at least 75% completed.
(3) Letters from our key suppliers and payors stating their compliance for critical Year 2000 issues have been placed on file. PSA does not intend to test medical equipment any further.
(4) The category Products does not apply to PSA in general and therefore is not applicable.
(5) Percentages reflect third party systems that interface directly with the Company's systems. The effect of non-compliance by other third party payors is not determinable at this time.

                                    Page-19

QUARTERLY OPERATING RESULTS AND SEASONALITY

The Company's quarterly results may vary significantly depending primarily on factors such as rehospitalizations of patients, the time of new branch office openings and pricing pressures due to legislative and regulatory initiatives to contain health care costs. The Company's operating results for any particular quarter may not be indicative of the results for the full fiscal year.


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Shareholders of the Company was scheduled to be held on January 20, 1999. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities and Exchange Act of 1934, as amended. The Company did not receive a quorum on the matters submitted for vote and the Company adjourned the meeting until February 2, 1999. On February 2, 1999, the Company did not receive a quorum on the matters submitted for vote and adjourned the meeting until February 19, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits
          --------

          The following exhibits are filed as part of this Report.

          27 Financial Data Schedule

(b)       Report on Form 8-K
          ------------------

          On October 13, 1998, the Registrant filed a report on Form 8-K under
          Item 5, announcing the adoption of a Shareholder Rights Plan on September 22, 1998.

                                    Page-20

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEDIATRIC SERVICES OF AMERICA, INC.
                                              (REGISTRANT)

Date:  February 11, 1999            By:  /s/ Stephen M. Mengert
                                       ----------------------------------
                                             Stephen M. Mengert
                                             Senior Vice President,
                                             Chief Financial Officer,
                                             Treasurer and Secretary
                                             (Duly authorized officer and
                                             Principal Financial Officer)

                                    Page-21

                               INDEX OF EXHIBITS
                                                                 PAGE NO.
                                                                 --------

27   Financial Data Schedule...................................        23

                                    Page-22