Form 10-Q
period 1999-03-31
PEDIATRIC SERVICES OF AMERICA INC
filed 1999-05-21
CIK 893430

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q



         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 1999

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


                               Yes [X]    No [ ]


As of May 13, 1999, the Registrant had 6,652,005 shares of Common Stock, $0.01 Par Value, outstanding.

-------------------------------------------------------------------------------

                                 Page 1 of 30
                         Index of Exhibits on page 30

FORM 10-Q
PEDIATRIC SERVICES OF AMERICA, INC.
INDEX



PART I    FINANCIAL INFORMATION                                            Page
                                                                          Number
ITEM 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of
               March 31, 1999 and September 30, 1998.......................  3

          Condensed Consolidated Statements of Operations for
               the three and six months ended March 31, 1999 and 1998......  5

          Condensed Consolidated Statements of Cash Flows for
               the six months ended March 31, 1999 and 1998................  6

          Notes to Condensed Consolidated Financial
               Statements..................................................  7

ITEM 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 11

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings................................................ 27

ITEM 4:   Submission of Matters to a Vote of Security Holders.............. 27

ITEM 5:   Other Information................................................ 28

ITEM 6:   Exhibits and Reports on Form 8-K................................. 28

          Signatures....................................................... 29

          Index of Exhibits................................................ 30

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                             March 31,  September 30,
                                                                                1999        1998
                                                                            (Unaudited)   (Audited)
                                                                            ----------  -------------
Assets
Current assets:
     Cash and cash equivalents ...........................................   $   8,714    $   2,008
     Accounts receivable, less allowance for doubtful
        accounts of $19,976 and $14,008, respectively ....................      99,752       99,030
     Prepaid expenses ....................................................         454          807
     Income taxes receivable .............................................       1,974        2,898
     Deferred income taxes ...............................................          --        3,266
     Other current assets ................................................       5,480        5,837
                                                                             ---------    ---------
Total current assets .....................................................     116,374      113,846

Property and equipment:
     Home care equipment held for rental .................................      29,538       28,435
     Furniture and fixtures ..............................................      16,263       15,185
     Vehicles ............................................................         891          891
     Leasehold improvements ..............................................         988          915
                                                                             ---------    ---------
                                                                                47,680       45,426
     Accumulated depreciation and amortization ...........................     (23,935)     (20,714)
                                                                             ---------    ---------
                                                                                23,745       24,712
Other assets:
     Goodwill, less accumulated amortization of
        $6,249 and $6,672, respectively ..................................      68,798       89,172
     Certificates of need, less accumulated amortization of
        $251 and $508, respectively ......................................         421        2,739
     Deferred financing fees, less accumulated
        amortization of $805 and $521, respectively ......................       2,984        3,251
     Noncompete agreements, less accumulated amortization of
        $953 and $875, respectively ......................................         107          185
     Other ...............................................................         649          656
                                                                             ---------    ---------
                                                                                72,959       96,003
                                                                             ---------    ---------
Total assets .............................................................   $ 213,078    $ 234,561
                                                                             =========    =========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC
              CONDENSED CONSOLIDATED BALANCE SHEETS--(Continued)
                                (In thousands)

                                                                                          March 31,    September 30,
                                                                                             1999          1998
                                                                                         (Unaudited)     (Audited)
                                                                                         -----------   -------------
Liabilities and stockholders' equity
Current liabilities:
Accounts payable......................................................................    $ 12,608       $ 11,600
Accrued compensation..................................................................      11,337         11,147
Accrued insurance.....................................................................       3,970          3,516
Other accrued liabilities.............................................................       7,127          7,362
Deferred revenue......................................................................         967          1,101
Current maturities of long-term obligations to related parties........................       3,636          3,323
Current maturities of long-term obligations...........................................         321            416
                                                                                          --------       --------
Total current liabilities.............................................................      39,966         38,465

Long-term obligations to related parties, net of current maturities...................         170            220
Long-term obligations, net of current maturities......................................     139,046        127,567
Deferred income taxes.................................................................          --          3,879
Minority interest in subsidiary.......................................................         580            747

Stockholders' equity:
Preferred stock, $.01 par value, 2,000 shares
  authorized, no shares issued and outstanding........................................          --             --
Common stock, $.01 par value,  80,000 shares  authorized;  6,652 shares at March 31,
  1999 and 6,652 shares at September 30, 1998 issued and outstanding, respectively....          67             67
Additional paid-in capital............................................................      48,362         50,037
Retained earnings (deficit)...........................................................     (15,113)        13,579
                                                                                          --------       --------
Total stockholders' equity............................................................      33,316         63,683
                                                                                          --------       --------
Total liabilities and stockholders' equity............................................    $213,078       $234,561
                                                                                          ========       ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                      Three Months Ended               Six Months Ended
                                                                           March 31,                      March 31,
                                                                          (Unaudited)                    (Unaudited)
                                                                   ------------------------        ------------------------
                                                                     1999             1998           1999            1998
                                                                   --------         -------        --------        --------
Net revenue......................................................  $ 76,999         $79,479        $156,373        $141,038
Costs and expenses:
   Operating salaries, wages and employee benefits...............    29,265          31,017          58,950          57,098
   Other operating costs.........................................    36,054          32,524          70,880          55,467
   Corporate, general and administrative.........................     6,359           6,070          12,398           9,907
   Provision for doubtful accounts...............................     7,346           2,095          10,510           3,928
   Depreciation and amortization.................................     2,657           2,297           5,099           4,144
   Impairment of intangible assets...............................    20,984              --          20,984              --
                                                                   --------         -------        --------        --------
     Total costs and expenses....................................   102,665          74,003         178,821         130,544
                                                                   --------         -------        --------        --------
Operating income (loss)..........................................   (25,666)          5,476         (22,448)         10,494
Interest expense.................................................     3,870           1,926           6,964           3,392
                                                                   --------         -------        --------        --------
Income (loss) before minority interest and income
   taxes.........................................................   (29,536)          3,550         (29,412)          7,102
Minority interest in loss of subsidiary..........................       124              26             167              27
                                                                   --------         -------        --------        --------
Income (loss) before income taxes................................   (29,412)          3,576         (29,245)          7,129
Income tax expense (benefit).....................................      (612)          1,441            (553)          2,873
                                                                   --------         -------        --------        --------
Net income (loss) ...............................................  $(28,800)        $ 2,135        $(28,692)       $  4,256
                                                                   ========         =======        ========        ========
Net income (loss) per share data:
     Basic.......................................................  $  (4.33)        $  0.30        $  (4.31)       $   0.63
                                                                   ========         =======        ========        ========
     Diluted.....................................................  $  (4.33)        $  0.30        $  (4.31)       $   0.61
                                                                   ========         =======        ========        ========
Weighted average shares outstanding:
     Basic.......................................................     6,652           7,075           6,652           6,789
                                                                   ========         =======        ========        ========
     Diluted.....................................................     6,652           7,234           6,652           6,971
                                                                   ========         =======        ========        ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                  Six Months Ended
                                                                                                      March 31,
                                                                                                     (Unaudited)
                                                                                               -----------------------
                                                                                                 1999           1998
                                                                                               --------       --------
Operating activities
Net income (loss)............................................................................  $(28,692)      $  4,256
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization............................................................     5,099          4,144
    Impairment of intangible assets..........................................................    20,984             --
    Provision for doubtful accounts..........................................................    10,510          3,928
    Amortization of deferred financing fees..................................................       284             90
    Deferred income taxes....................................................................      (612)         2,418
    Minority interest in loss of subsidiary..................................................      (167)           (27)
Changes  in  operating  assets and liabilities, net of effects from acquisitions of businesses:
    Accounts receivable......................................................................   (11,233)       (27,663)
    Prepaid expenses and other current assets................................................       651           (809)
    Accounts payable.........................................................................     1,007            920
    Income taxes.............................................................................       925            (18)
    Accrued liabilities......................................................................       274          1,682
                                                                                               --------       --------
Net cash used in operating activities........................................................      (970)       (11,079)
Investing activities
    Purchases of property and equipment......................................................    (2,295)        (3,804)
    Acquisitions of businesses...............................................................        --        (23,356)
    Other, net...............................................................................        16            (26)
                                                                                               --------       --------
Net cash used in investing activities........................................................    (2,279)       (27,186)
Financing activities
    Principal payments on long-term debt.....................................................    (6,530)        (5,961)
    Borrowings on long-term debt.............................................................    16,500         44,000
    Deferred financing fees..................................................................       (16)           (33)
    Proceeds from exercise of stock options..................................................         1             69
                                                                                               --------       --------
Net cash provided by financing activities....................................................     9,955         38,075
                                                                                               --------       --------
Increase (decrease) in cash and cash equivalents.............................................     6,706           (190)
Cash and cash equivalents at beginning of period.............................................     2,008            501
                                                                                               --------       --------
Cash and cash equivalents at end of period...................................................  $  8,714       $    311
                                                                                               ========       ========
Supplemental disclosure of cash flow information
    Cash paid for interest...................................................................  $  6,754       $  3,370
                                                                                               ========       ========
    Cash paid for income taxes...............................................................  $     95       $    577
                                                                                               ========       ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED




1.   Basis of Presentation


     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1999. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 1998 Annual Report.


2.   Accounts Receivable


     Accounts receivable include approximately $24.0 million and $33.1 million for which services have been rendered but the amounts were unbilled as of March 31, 1999 and September 30, 1998, respectively. Such unbilled amounts result primarily from the medical testing division which bills one month in arrears. Other unbilled amounts are due to normal time delays in processing.


3.   Allowance for Doubtful Accounts


     During the three months ended March 31, 1999, the Company's provision for doubtful accounts increased approximately $5.3 million to $7.4 million from $2.1 million in the three months ended March 31, 1998. During the three months ended March 31, 1999 the Company experienced a significant deterioration in the aging of its accounts receivable and an increase in the days sales outstanding ("DSO"). The increase in the provision during the three months ended March 31, 1999 is primarily attributable to: (1) continued difficulties in the health care reimbursement environment including extended payor claim review and delayed payment; (2) significant organizational disruption caused by excessive personnel turnover in the Company's reimbursement department including all levels of reimbursement management; (3) increased personnel resources dedicated to the resolution of the medical testing division case management and billing system issues;
     (4) continued assessment of payor requirements and payment performance; and
     (5) continued claim formatting and electronic transmission difficulties with a significant number of large payors. Due to the above mentioned issues and ongoing changes in the business environment, the Company's management reassessed its estimate of the allowance for doubtful accounts resulting in an increase in the allowance provision.

4.   Intangible and Other Long-lived Assets

     An impairment of intangible assets was recorded during the three months ended March 31, 1999. The impairment resulted primarily from the impact on certain non-core business locations and activities of the Company's strategic plan formulated in the second quarter of fiscal 1999 which will focus the Company on its core businesses. See further discussion in Recent Developments. Additionally, certain locations were negatively impacted by the cancellation of certain large contracts which impacted the future profitability of the locations. Finally, certain second quarter of fiscal 1999 conditions, including failure of the Company to meet management projections, declining gross margins, recurring location operating losses and slower than expected progress in improving collections were identified by management as indications of potential intangible asset impairment. Management conducted an evaluation of the carrying value of the Company's recorded intangible assets. Management considered current and anticipated industry conditions and recent changes in its business strategies and concluded that an impairment charge of $21.0 million in the second quarter of fiscal 1999 was appropriate. The charge includes a write-off of $7.9 million in goodwill and $2.2 million in certificates of need associated with the specific locations to be closed in the third quarter of fiscal 1999 and $10.9 million in goodwill related to changes within certain locations arising from the cancellation of certain contracts which impacted location profitability and the termination of certain non-core activities.

     For purposes of assessing impairment, assets were grouped at the location level, which is the lowest level for which there are identifiable cash flows that are largely independent. Asset impairment was deemed to exist if the Company's estimate of undiscounted cash flows was less than the carrying amount of the long-lived assets and goodwill at the location. In estimating future cash flows, management used its best estimates of anticipated operating results over the remaining useful life of the assets. For those locations where asset impairment was identified, the amount of impairment was measured by comparing the carrying amount of the long-lived assets and goodwill to the estimated fair value for each location. Fair value was estimated using a valuation technique based on the present value of the expected future cash flows.

     In conjunction with the impairment evaluation, management reduced the amortization periods for intangible assets at March 31, 1999 from 30 and 25 years to 20 years. This change in estimate will be accounted for prospectively.


5.   Long-Term Borrowings Arrangements

     On April 23, 1999, the Company provided notice to its lenders, as required under the terms of its Credit Agreement, as amended, of non-compliance with certain financial covenants contained in the Credit Agreement. On May 13, 1999 the Credit Agreement was further amended ("Amendment No. 5"), waiving the defaults under the Credit Agreement, revising the financial covenants and reducing the total commitment from $70.0 million to $65.0 million effective May 13, 1999. Further, Amendment No. 5 revised the interest payment date to be monthly and extended the time period which prohibits the Company from borrowing for acquisitions. The new covenants become more restrictive over the remaining life of the Credit Agreement.


     Under the Credit Agreement, as amended, commitment fees were set at 0.500% per annum on the average daily unused portion of the loan facility. On the effective date of Amendment No. 5, all LIBOR and swingline borrowings were converted to a base rate loan bearing interest at base rate plus 2.50%. Base rate is defined as the greater of (a) federal funds rate plus 1/2 of 1% or (b) prime rate. At March 31, 1999, the interest rates on LIBOR and swingline borrowings under the Credit Agreement ranged from 8.48% to 8.69%. Outstanding borrowings under the Credit Agreement at March 31, 1999 were approximately $64.0 million.


6.   Net Income (Loss) per Common and Common Equivalent Share


     Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). The dilutive effect of the weighted average number of options included in the diluted earnings per share is 159,708, and 182,126 for the three and six months ended March 31, 1998, respectively. For the three and six months ended March 31, 1999, the effect of the stock options were excluded from the calculation of weighted average shares outstanding for diluted loss per share as such amounts were antidilutive.


7.   Interest Rate Swap Agreement


     At March 31, 1999, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company pays a fixed rate of 6.61%. The interest rate differential to LIBOR is received or paid and recognized over the life of the agreement as an adjustment to interest expense. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.


8.   Segments of an Enterprise


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



     Unaudited financial data by segment is as follows:

                                                                       General
                                                 Medical    Medical   Corporate
                                                 Services   Testing    Expense    Consolidated
                                                ---------   -------   ---------   ------------
     For the three months ended March 31, 1999
     Net revenue...............................  $ 54,870    $ 22,129   $    --     $ 76,999
     Operating income (loss) (1)...............   (22,326)      3,239     (6,579)    (25,666)
     Depreciation/amortization.................     1,956         480        221       2,657
     Impairment of intangible assets...........    20,984         --         --       20,984

     For the three months ended March 31, 1998
     Net revenue...............................  $ 57,302    $ 22,177   $    --     $ 79,479
     Operating income (loss) (1)...............     6,983       4,665     (6,172)      5,476
     Depreciation/amortization.................     1,944         252        101       2,297

                                                                         General
                                               Medical      Medical     Corporate
                                               Services     Testing      Expense    Consolidated
                                               --------    ---------    ----------  ------------
     For the six months ended March 31, 1999
     Net revenue.............................. $ 111,610    $  44,763   $     --     $ 156,373
     Operating income (loss) (1)..............   (16,412)       6,791     (12,827)     (22,448)
     Depreciation/amortization................     3,903          767         429        5,099
     Impairment of intangible assets..........    20,984          --          --        20,984

     For the six months ended March 31, 1998
     Net revenue.............................. $ 109,217    $  31,821   $     --     $ 141,038
     Operating income (loss) (1)..............    15,342        5,234     (10,082)      10,494
     Depreciation/amortization................     3,630          339         175        4,144

                                                                   Medical   Medical   General
                                                                  Services   Testing  Corporate Consolidated
                                                                  --------   -------  --------- ------------
     As of March 31, 1999
     Accounts receivable  (less allowance for doubtful accounts).. $74,643   $25,109   $   --     $99,752
     Property and equipment (less depreciation and amortization)..  15,368     4,991     3,386     23,745
     Goodwill (less accumulated amortization).....................  45,999    22,799       --      68,798

     As of September 30, 1998
     Accounts receivable (less allowance for doubtful accounts)... $72,636   $26,394   $   --     $99,030
     Property and equipment (less depreciation and amortization)..  16,582     4,842     3,288     24,712
     Goodwill (less accumulated amortization).....................  65,969    23,203       --      89,172

     (1) Operating income (loss) represents business segment's income (loss) before corporate general and administrative expenses, interest and taxes.

Unaudited reconciliation to income (loss) before minority interest and income taxes

                                                           For the Three Months
                                                                   Ended
                                                                 March 31,
                                                    ----------------------------------
                                                               1999       1998
                                                               ----       ----
Consolidated operating income (loss) ...................    $(25,666)   $  5,476
Interest expense ........................................      3,870       1,926
                                                            --------    --------
Income (loss) before minority interest and income taxes .   $(29,536)   $  3,550
                                                            ========    ========

                                                             For the Six Months
                                                                    Ended
                                                                   March 31,
                                                     ----------------------------------
                                                             1999         1998
                                                             ----         ----
Consolidated operating income (loss) ....................   $(22,448)   $ 10,494
Interest expense ........................................      6,964       3,392
                                                            --------    --------
Income (loss) before minority interest and income taxes .   $(29,412)   $  7,102
                                                            ========    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of the Company. When used in this Form 10-Q, the words "may," "could," "should," "would," "believe," "feel", "anticipate," "estimate," "intend," "plan" and similar expressions or statements are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described hereunder and those discussed in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions and industry trends, the Company's ability to collect for equipment sold or rented, or for services provided, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statements speak only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.



Recent Developments

In the second quarter of fiscal 1999, the Company's senior management finalized its strategic plan to improve the Company's performance. The primary focus of the strategic plan relating to medical services is to refocus the Company on its core businesses, the pediatric home healthcare and adult respiratory businesses. As a result, the Company anticipates undergoing many changes. The key changes are: (1) a refocus on core business including closing of non-core businesses and termination of certain non-core activities at ongoing locations; (2) the sale of certain non-core business assets; (3) withdrawal from certain unprofitable contracts and locations; (4) reduction in location operating costs and corporate general and administrative expenses; (5) expansion of field sales organization; and (6) evaluation of recapitalization alternatives by retaining an investment banking firm as its financial advisor. The strategic plan has given rise to a number of charges which are discussed herein.


In addition, the increasing difficulties within the health care industry relating to the timely collection of accounts receivable combined with certain internal challenges within the Company's reimbursement organization made it necessary for the Company to increase the allowance for doubtful accounts in the current quarter. In response to these problems, management is (1) reassessing its authorization process to improve the probability of timely payment from providers, (2) reevaluating contracts with managed care organizations in an effort to cancel contracts not meeting minimum profitability and cash flow levels and (3) refocusing resources within the reimbursement organization of the Company.

Although the strategic plan is expected to reduce operating costs, there can be no assurance that the Company will be able to achieve the expected cost savings from the strategic plan efforts or will be able to reduce costs without negatively impacting operations. Further, it is not possible to predict the ultimate outcome of the cost reductions the Company has implemented or whether they will be sufficient to offset the reductions in net revenue.

Results of Operations

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required in recording net revenue. Inherent in these estimates is the risk net revenue will have to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management.

The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the comparative prior period:

                                                                                                              Period-to-Period
                                                                                                                Percentage
                                                                 Percentage of Net Revenue                   Increase (Decrease)
                                                         ------------------------------------------        -----------------------
                                                           Three Months              Six Months             Three          Six
                                                                                                            Months        Months
                                                              Ended                     Ended               Ended         Ended
                                                             March 31,                March 31,            March 31,     March 31,
                                                         -----------------        -----------------        -----------------------
                                                         1999         1998        1999         1998          1999          1999
                                                         -----        ----        -----        ----         ------         ----
Net revenue............................................    100%        100%         100%        100%            (3)%         11%
Operating salaries, wages and employee benefits........   38.0        39.0         37.7        40.5             (6)           3
Other operating costs..................................   46.8        40.9         45.3        39.3             11           28
Corporate, general and administrative..................    8.3         7.6          7.9         7.0              5           25
Provision for doubtful accounts........................    9.5         2.6          6.7         2.8            251          168
Depreciation and amortization..........................    3.5         2.9          3.3         2.9             16           23
Impairment of intangible assets........................   27.3           -         13.4           -              -            -
                                                         -----        ----        -----        ----         ------         ----
Operating income (loss)................................  (33.4)        7.0        (14.3)        7.5           (569)        (314)
Interest expense.......................................    5.0         2.4          4.5         2.4            101          105
                                                         -----        ----        -----        ----         ------         ----
Income (loss) before minority interest and income
taxes..................................................  (38.4)        4.6        (18.8)        5.1           (932)        (514)
Minority interest in loss of subsidiary................    0.2           -          0.1           -            371          508
                                                         -----        ----        -----        ----         ------         ----
Income (loss) before income taxes......................  (38.2)        4.6        (18.7)        5.1           (923)        (510)
Income tax expense (benefit)...........................   (0.8)        1.8         (0.4)        2.0           (143)        (119)
                                                         -----        ----        -----        ----         ------         ----
Net income (loss)......................................  (37.4)%       2.8%       (18.3)%       3.1%        (1,449)%       (774)%
                                                         =====        ====        =====        ====         ======         ====

The following table sets forth for the periods indicated the net revenue breakdown by service:

                                                                        THREE MONTHS         SIX MONTHS
                                                                            ENDED              ENDED
                                                                          MARCH 31,           MARCH 31,
                                                                       1999      1998      1999      1998
                                                                     --------  --------  --------  --------
Pediatric Home Health Care
  Nursing..........................................................   $22,811   $22,418  $ 46,161  $ 44,973
  Respiratory Therapy Equipment....................................     6,288     6,891    12,847    11,643
  Home Medical Equipment...........................................       825       777     1,688     1,574
  Pharmacy and Other...............................................     9,245     9,878    19,000    17,980
                                                                      -------   -------  --------  --------
          Total Pediatric Home Health Care.........................    39,169    39,964    79,696    76,170
                                                                      -------   -------  --------  --------

Adult Home Health Care:
  Nursing..........................................................     5,250     4,714    10,259     8,825
  Respiratory Therapy Equipment....................................     5,670     5,504    11,707    11,491
  Home Medical Equipment...........................................     1,730     1,507     3,621     3,071
  Pharmacy and Other...............................................     3,051     5,613     6,327     9,660
                                                                      -------   -------  --------  --------
          Total Adult Home Health Care.............................    15,701    17,338    31,914    33,047
                                                                      -------   -------  --------  --------
          Total Medical Testing Services...........................    22,129    22,177    44,763    31,821
                                                                      -------   -------  --------  --------
          Total Net Revenue........................................   $76,999   $79,479  $156,373  $141,038
                                                                      =======   =======  ========  ========

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net revenue decreased $2.5 million, or 3%, to $77.0 million in the three months ended March 31, 1999 from $79.5 million in the three months ended March 31, 1998. The Company's acquisitions accounted for an approximately $2.8 million increase in net revenue and a decline in net revenue from existing branch offices accounted for a decrease of $5.3 million. The decline in net revenue was 7% for the three months ended March 31, 1999. Of the $2.5 million decrease in net revenue for the three months ended March 31, 1999, pediatric health care net revenue accounted for $0.8 million. Decreased pediatric health care net revenue for the three months ended March 31, 1999 was primarily attributable to a significant increase in unstaffed pediatric nursing cases due to location specific nursing shortages for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, offset by revenues related to acquired businesses. Reductions in adult health care net revenue accounted for $1.6 million of the total decrease in net revenue for the three months ended March 31, 1999, which was primarily the result of the termination of contracts for adult infusion services during the three months ended March 31, 1999. During the three months ended March 31, 1999, the Company derived approximately 72% of its net revenue from commercial insurers and other private payors, 23% from Medicaid and 5% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $1.8 million, or 6%, to $29.2 million in the three months ended March 31,1999, from $31.0 million in the three months ended March 31, 1998. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended March 31, 1999, decreased to 38% from 39% in the three months ended March 31, 1998.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, independent medical testing technician payments and cost of sales. Cost of sales consists primarily of the costs of pharmacy products sold. Other operating costs increased $3.5 million or 11%, to $36.0 million in the three months ended March 31, 1999, from $32.5 million in the three months ended March 31, 1998. As a percentage of net revenue, other operating costs for the three months ended March 31, 1999 increased to 47% from 41% in the three months ended March 31, 1998. During the three months ended March 31, 1999, other operating costs increased due to: (1) relocating selected offices to new facilities and support costs related to the newly developed case management and billing system in the medical testing division; (2) increased costs for infusion services; and (3) higher fixed costs as a percentage of declining net revenue in the medical services division.

Corporate, general and administrative costs increased $0.3 million, or 5%, to $6.4 million in the three months ended March 31, 1999 from $6.1 million in the three months ended March 31, 1998. As a percentage of net revenue, corporate, general and administrative costs increased for the three months ended March 31, 1999 to 8.3% from 7.6% in the three months ended March 31, 1998. The Company has experienced high turnover within the reimbursement organization, including senior level management. This turnover has resulted in increased recruiting, overtime and temporary labor costs. In the medical testing division additional field sales staff were hired to increase market penetration in the three months ended March 31, 1999, when compared to the three months ended March 31, 1998.

Provision for doubtful accounts consists of the amount of accounts receivable that management estimates to be uncollectible. During the three months ended March 31, 1999 the Company's provision for doubtful accounts increased approximately $5.3 million, or 251%, to $7.4 million from $2.1 million in the three months ended March 31, 1998. During the three months ended March 31, 1999 the Company experienced a significant deterioration in the aging of its accounts receivable and an increase in the days sales outstanding ("DSO"). The increase in the provision during the three months ended March 31, 1999 is primarily attributable to: (1) continued difficulties in the health care reimbursement environment including extended payor claim review and delayed payment; (2) significant organizational disruption caused by excessive personnel turnover in the Company's reimbursement department including all levels of reimbursement management; (3) increased personnel resources dedicated to the resolution of the medical testing division case management and billing system issues; (4) continued assessment of payor requirements and payment performance; and (5) continued claim formatting and electronic transmission difficulties with a significant number of large payors. Due to the above mentioned issues and ongoing changes in the business environment, the Company's management reassessed its estimate of the allowance for doubtful accounts resulting in an increase in the allowance provision.

Depreciation and amortization increased $0.4 million, or 16%, to $2.7 million in the three months ended March 31, 1999, from $2.3 million in the three months ended March 31, 1998. As a percentage of the Company's total net revenue, depreciation and amortization costs increased for the three months ended March 31, 1999, to 4% from 3% in the three months ended March 31, 1998. The increase in depreciation was primarily due to the newly developed medical testing case management and billing system.


An impairment of intangible assets was recorded during the three months ended March 31, 1999. The impairment resulted primarily from the impact on certain non-core business locations and activities of the Company's strategic plan formulated in the second quarter of fiscal 1999 which will focus the Company on its core businesses. See further discussion in Recent Developments. Additionally, certain locations were negatively impacted by the cancellation of certain large contracts which impacted the future profitability of the locations. Finally, certain second quarter of fiscal 1999 conditions, including failure of the Company to meet management projections, declining gross margins, recurring location operating losses and slower than expected progress in improving collections were identified by management as indications of potential intangible asset impairment. Management conducted an evaluation of the carrying value of the Company's recorded intangible assets. Management considered current and anticipated industry conditions and recent changes in its business strategies and concluded that an impairment charge of $21.0 million in the second quarter of fiscal 1999 was appropriate. The charge includes a write-off of $7.9 million in goodwill and $2.2 million in certificates of need associated with the specific locations to be closed in the third quarter of fiscal 1999 and $10.9 million in goodwill related to changes within certain locations arising from the cancellation of certain contracts which impacted location profitability and the termination of certain non-core activities.

For purposes of assessing impairment, assets were grouped at the location level, which is the lowest level for which there are identifiable cash flows that are largely independent. Asset impairment was deemed to exist if the Company's estimate of undiscounted cash flows was less than the carrying amount of the long-lived assets and goodwill at the location. In estimating future cash flows, management used its best estimates of anticipated operating results over the remaining useful life of the assets. For those locations where asset impairment was identified, the amount of impairment was measured by comparing the carrying amount of the long-lived assets and goodwill to the estimated fair value for each location. Fair value was estimated using a valuation technique based on the present value of the expected future cash flows.

In conjunction with the impairment evaluation, management reduced the amortization periods for intangible assets at March 31, 1999 from 30 and 25 years to 20 years. This change in estimate will be accounted for prospectively.

Interest expense increased $1.9 million, or 101%, to $3.9 million in the three months ended March 31, 1999, from $1.9 million in the three months ended March 31, 1998. The increase was primarily the result of a $42.0 million increase in the Company's average debt outstanding incurred to finance acquisitions and the Company's working capital, compared to the prior fiscal year period. The increase was also due to an increase in interest rates related to the Company's issuance of $75.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2008 and the increase in the interest rates under Amendment No. 4 of the Credit Agreement.

Income tax expense (benefit) decreased $2.0 million to ($0.6) million in the three months ended March 31, 1999, from $1.4 million in the three months ended March 31, 1998. In the three months ended March 31, 1999, an income tax benefit was recorded to the extent of the net deferred tax liability of $0.6 million. The Company recorded a $10.6 million valuation allowance against the remaining $10.6 million of net deferred tax assets generated this quarter as a result of net operating losses. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential, and tax planning strategies.

Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

Net revenue increased $15.3 million, or 11%, to $156.3 million in the six months ended March 31, 1999, from $141.0 million in the six months ended March 31, 1998. The Company's acquisitions accounted for approximately $19.4 million of the increase in net revenue offset by a decline in net revenue from existing branch offices of $4.1 million. The decline in net revenue was 3% for the six months ended March 31, 1999. Of the $15.3 million increase in net revenue for the six months ended March 31, 1999, pediatric health care net revenue accounted for $3.5 million. Increased pediatric health care net revenue for the six months ended March 31, 1999, was primarily attributable to the Company's acquisitions offset by a decline in internal growth primarily driven by a significant increase in unstaffed pediatric nursing cases due to location specific nursing shortages for the six months ended March 31, 1999 compared to the six months ended March 31, 1998. Adult health care net revenue accounted for a decrease of $1.1 million for the six months ended March 31, 1999. Increased adult health care net revenue for the six months ended March 31, 1999, attributable to the Company's acquisitions was offset by a decline in net revenue from existing branch offices primarily the result of the termination of contracts for adult infusion services during the six months ended March 31, 1999. Medical testing services net revenue accounted for $12.9 million of the increase in net revenue for the six months ended March 31, 1999, primarily due to the December 1997 acquisition of PMI which added $11.6 million in net revenue for the period. In the six months ended March 31, 1999 the Company derived approximately 71% of its net revenue from commercial insurers and other private payors, 24% from Medicaid and 5% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits increased $1.9 million, or 3%, to $59.0 million in the six months ended March 31,1999, from $57.1 million in the six months ended March 31, 1998. The increase was primarily due to the Company's acquisitions which added approximately $6.7 million offset by a decrease of $4.8 million in internal operations. As a percentage of net revenue, operating salaries, wages and employee benefits for the six months ended March 31, 1999, decreased to 38% from 41% in the six months ended March 31, 1998. This decrease as a percentage of net revenue is due to the PMI acquisition in December 1997, which has a lower salaries, wages and employee benefits component as compared to the medical services division.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, independent medical testing technician payments and cost of sales. Cost of sales consists primarily of the costs of pharmacy products sold. Other operating costs increased $15.4 million, or 28%, to $70.9 million in the six months ended March 31, 1999, from $55.5 million in the six months ended March 31, 1998. As a percentage of net revenue, other operating costs for the six months ended March 31, 1999, increased to 45% from 39% in the six months ended March 31, 1998. Of the increase, $9.3 million relates to acquisitions, primarily the acquisition of PMI in the medical testing business. The remaining increase relates to: (1) relocating selected offices to new facilities and support costs related to the newly developed case management and billing system in the medical testing division; (2) increased costs for infusion services; and
(3) higher fixed costs as a percentage of declining net revenue in the medical services division.

Corporate, general and administrative costs increased $2.5 million, or 25%, to $12.4 million in the six months ended March 31, 1999, from $9.9 million in the six months ended March 31, 1998. As a percentage of net revenue, corporate, general and administrative costs for the six months ended March 31, 1999, increased to 7.9% from 7.0% in the six months ended March 31, 1998. Of the increase, $1.7 million relates to the December 1997 acquisition of PMI in the medical testing business. The Company has experienced high turnover within the reimbursement department, including senior level management. This has resulted in increased recruiting, overtime and temporary labor costs. In the medical testing division, additional field sales staff were hired to increase market penetration in the six months ended March 31, 1999, when compared to the six months ended March 31, 1998.

Provision for doubtful accounts consists of the amount of accounts receivable that management estimates to be uncollectible. During the six months ended March 31, 1999 the Company's provision for doubtful accounts increased approximately $6.6 million, or 168%, to $10.5 million from $3.9 million in the six months ended March 31, 1998. During the six months ended March 31, 1999 the Company experienced a significant deterioration in the aging of its accounts receivable and an increase in the days sales outstanding ("DSO"). The increase in the provision during the six months ended March 31, 1999 is primarily attributable to: (1) continued difficulties in the health care reimbursement environment including extended payor claim review and delayed payment; (2) significant organizational disruption caused by excessive personnel turnover in the Company's reimbursement department including all levels of reimbursement management; (3) increased personnel resources dedicated to the resolution of the medical testing division case management and billing system issues; (4) continued assessment of payor requirements and payment performance; and (5) continued claim formatting and electronic transmission difficulties with a significant number of large payors. Due to the above mentioned issues and ongoing changes in the business environment, the Company's management reassessed its estimate of the allowance for doubtful accounts resulting in an increase in the allowance provision.

Depreciation and amortization increased $1.0 million, or 23%, to $5.1 million in the six months ended March 31, 1999 from $4.1 million in the six months ended March 31, 1998. As a percentage of the Company's net revenue, depreciation and amortization costs for the six months ended March 31, 1999 increased to 3.3% from 2.9% in the six months ended March 31, 1998. The increase in depreciation was primarily due to the newly developed medical testing case management and billing system, as well as the amortization of goodwill from the Company's acquisitions.

An impairment of intangible assets was recorded during the six months ended March 31, 1999. The impairment resulted primarily from the impact on certain non-core business locations and activities of the Company's strategic plan formulated in the second quarter of fiscal 1999 which will focus the Company on its core businesses. See further discussion in Recent Developments. Additionally, certain locations were negatively impacted by the cancellation of certain large contracts which impacted the future profitability of the locations. Finally, certain second quarter of fiscal 1999 conditions, including failure of the Company to meet management projections, declining gross margins, recurring location operating losses and slower than expected progress in improving collections were identified by management as indications of potential intangible asset impairment. Management conducted an evaluation of the carrying value of the Company's recorded intangible assets. Management considered current and anticipated industry conditions and recent changes in its business strategies and concluded that an impairment charge of $21.0 million in the second quarter of fiscal 1999 was appropriate. The charge includes a write-off of $7.9 million in goodwill and $2.2 million in certificates of need associated with the specific locations to be closed in the third quarter of fiscal 1999 and $10.9 million in goodwill related to changes within certain locations arising from the cancellation of certain contracts which impacted location profitability and the termination of certain non-core activities.

For purposes of assessing impairment, assets were grouped at the location level, which is the lowest level for which there are identifiable cash flows that are largely independent. Asset impairment was deemed to exist if the Company's estimate of undiscounted cash flows was less than the carrying amount of the long-lived assets and goodwill at the location. In estimating future cash flows, management used its best estimates of anticipated operating results over the remaining useful life of the assets. For those locations where asset impairment was identified, the amount of impairment was measured by comparing the carrying amount of the long-lived assets and goodwill to the estimated fair value for each location. Fair value was estimated using a valuation technique based on the present value of the expected future cash flows.

In conjunction with the impairment evaluation, management reduced the amortization periods for intangible assets at March 31, 1999 from 30 and 25 years to 20 years. This change in estimate will be accounted for prospectively.

Interest expense increased $3.6 million, or 105%, to $7.0 million in the six months ended March 31, 1999, from $3.4 million in the six months ended March 31, 1998. The increase was primarily the result of a $50.8 million increase in the Company's average debt outstanding incurred to finance acquisitions and the Company's working capital, compared to the prior fiscal year period. The increase was also due to an increase in interest rates related to the Company's issuance of $75.0 million aggregrate principal amount of 10% Senior Subordinated Notes due 2008 and the increase in the interest rates under Amendment No. 4 of the Credit Agreement.

Income tax expense (benefit) decreased $3.4 million to ($0.6) million in the six months ended March 31, 1999, from $2.9 million in the six months ended March 31, 1998. In the six months ended March 31, 1999, an income tax benefit was recorded to the extent of the net deferred tax liability of $0.6 million. The Company recorded a $10.6 million valuation allowance against the remaining $10.6 million of net deferred tax assets generated during the six months ended March 31, 1999, as a result of net operating losses. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential, and tax planning strategies.

Liquidity and Capital Resources

Operating Cash Flow

The Company's operating cash flows are significantly affected by changes in accounts receivable, which have grown substantially over time largely as a result of the Company's net revenue growth and slowing collections. See "Accounts Receivable" below. Cash used in operating activities was

$1.0 million for the six months ended March 31, 1999 compared to $11.1 million for the same period in the prior year. The increase in accounts receivable in the six months ended March 31, 1998 was due, in part, to the acquisition of PMI. The DSO was 117 days as of March 31, 1999 and 107 days as of September 30, 1998, based on the net revenue for the last quarter of the period. For the three and six months ended March 31, 1999, the increase in DSO is largely attributable to the slower collections in the medical services business.

The Company's investments in property and equipment are attributable largely to purchases of medical equipment that is rented to patients and computer equipment needed for the Company's new systems, primarily billing and collection systems for both medical services and medical testing and financial systems. Capital expenditures for computer equipment and software development have been substantially completed.

The Company cannot be certain that cash flows from operations or cash on hand will be adequate to allow the Company to continue to meet its debt service obligations, including interest payments, working capital and other capital expenditures. The Company is currently reviewing its future capital requirements and financing alternatives. These alternatives may be severely limited as a result of the current home health care industry environment. There can be no assurance that the Company's internally generated funds and funds from alternative financings, if any, will be sufficient to fund the Company's operations.

Accounts Receivable

The Company experienced a significant deterioration in the aging of its accounts receivable and an increase in the DSO. The deterioration is primarily attributable to: (1) continued difficulties in the health care reimbursement environment including extended payor claim review and delayed payment; (2) significant organizational disruption caused by excessive personnel turnover in the Company's reimbursement department including all levels of reimbursement management; (3) increased personnel resources dedicated to the resolution of the medical testing division case management and billing system issues; (4) continued assessment of payor requirements and payment performance; and (5) continued claim formatting and electronic transmission difficulties with a significant number of large payors. Due to the above mentioned issues and ongoing changes in the business environment, the Company's management reassessed its estimate of the allowance for doubtful accounts resulting in an increase in the allowance provision. A key component of the Company's strategic plan involves an organizational reengineering of the reimbursement process. However, there can be no assurances that these efforts will result in the Company realizing operating improvements and improved cash flow.

Impairment of Intangible Assets

An impairment of intangible assets was recorded during the quarter ended March 31, 1999. The impairment resulted primarily from the impact on certain non-core business locations and activities of the Company's strategic plan formulated in the second quarter of fiscal 1999 which will focus the Company on its core businesses. See further discussion in Recent Developments. Additionally, certain locations were negatively impacted by the cancellation of certain large contracts which impacted the future profitability of the locations. Finally, certain second quarter of fiscal 1999 conditions, including failure of the Company to meet management projections, declining gross margins, recurring location operating losses and slower than expected progress in improving collections were identified by management as indications of potential intangible asset impairment. Management conducted an evaluation of the carrying value of the Company's recorded intangible assets. Management considered current and anticipated industry conditions and recent changes in its business strategies and concluded that an impairment charge of $21.0 million in the second quarter of fiscal 1999 was appropriate. The charge includes a write-off of $7.9 million in goodwill and $2.2 million in certificates of need associated with the specific locations to be closed in the third quarter of fiscal 1999 and $10.9 million in goodwill related to changes within certain locations arising from the cancellation of certain contracts which impacted location profitability and the termination of certain non-core activities.

In conjunction with the impairment evaluation, management reduced the amortization periods for intangible assets at March 31, 1999 from 30 and 25 years to 20 years. This change in estimate will be accounted for prospectively.

Long-Term Debt

Senior Subordinated Notes

On April 16, 1998, the Company issued, in a private placement, $75.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, which were subsequently replaced on May 12, 1998, with $75.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A, registered with the Securities and Exchange Commission (the "Notes"). After paying issuance costs of approximately $2.7 million, the Company received proceeds of $72.3 million, which were used to repay a portion of the indebtedness outstanding under its Credit Agreement. Interest on the Notes accrues from April 16, 1998, and is payable semi-annually on April 15 and October 15 of each year, commencing October 15,1998. The Notes are redeemable for cash at any time on or after April 15, 2003, at the option of the Company, in whole or in part at redemption prices set forth in the Indenture. The Notes place certain restrictions on the incurrence of additional indebtedness, the creation of liens, sales of assets, mergers and consolidations and payment of dividends, among other things. A default and acceleration of any indebtedness and failure to pay any indebtedness of the Company at maturity results in a default under the Notes.

Credit Agreement

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

On December 4, 1998 the Company provided notice to its lenders, as required under the terms of the Credit Agreement, as amended, of non-compliance with certain financial covenants contained in the Credit Agreement. On December 24, 1998, the Credit Agreement was further amended ("Amendment No. 3"), waiving the default under the Credit Agreement through January 29, 1999 and providing the Company temporary borrowing availability while revised financial covenants and other modifications were negotiated. On January 8, 1999, an amendment ("Amendment No. 4") was signed with a revised set of financial covenants. The new financial covenants continue to require certain liquidity ratios and DSO targets to be met. Amendment No. 4 also revised the Credit Agreement termination date from August 13, 2002 to October 1, 2000 and reduced the total commitment from $75 million to $70 million, with a further reduction to $65 million on June 30, 1999.

On April 23, 1999, the Company provided notice to its lenders, as required under the terms of the Credit Agreement, as amended, of non-compliance with certain financials covenants contained in the Credit Agreement. On May 13, 1999 the Credit Agreement was further amended ("Amendment No. 5"), waiving the default under the Credit Agreement, revising the financial covenants and reducing the total commitment from $70.0 million to $65.0 million effective May 13, 1999. Further, Amendment No. 5 revised the interest payment date to be monthly and extended the time period which prohibits the Company from borrowing for acquisitions. The new covenants become more restrictive over the remaining life of the Credit Agreement which, in the opinion of management, is reflective of the anticipated improvements in the business. Management believes that the Company will remain in compliance with the new financial covenants. Though not anticipated, if the Company fails to remain in compliance with the new financial covenants it could have a material adverse effect on the Company.

The financial statements for the period ended March 31, 1999 are in compliance with the new financial covenants contained in Amendment No. 5.

Under the Credit Agreement, as amended, commitment fees were set at 0.500% per annum on the average daily unused portion of the loan facility. On the effective date of Amendment No. 5, all LIBOR and swingline borrowings were converted to a base rate loan bearing interest at base rate plus 2.50%. Base rate is defined as the greater of (a) Federal Funds rate plus 1/2 of 1% or (b) prime rate. At March 31, 1999, the interest rates on LIBOR and swingline borrowings under the Credit Agreement ranged from 8.48% to 8.69%. Outstanding borrowings under the Credit Agreement at March 31, 1999 were approximately $64.0 million.

At March 31, 1999, total borrowings under the Notes and the Credit Agreement were approximately $139.0 million.

Interest Rate Swap Agreement

At March 31, 1999, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25.0 million. The Company pays a fixed rate of 6.61%. The interest rate differential to LIBOR is received or paid and recognized over the life of the agreement as an adjustment to interest expense. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.

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

The Company's plan to resolve the Year 2000 Issue (the "Year 2000 Plan") involves the following four phases: assessment, remediation, testing, and implementation. In addition to the Company's internal initiatives, the Company has requested information about the Year 2000 compliance status of its material suppliers and payors through internally developed Year 2000 surveys and written warranty information. Based solely on such inquiry and research and the Company's Year 2000 assessment to date (discussed below), management does not currently believe that the Company should incur significant operating expenses or be required to invest heavily in Systems improvements or Equipment relating to the Year 2000 Issue, however, the Company does expect to experience payment delays, particularly from federal and state welfare programs. It is impossible to quantify the effects of any payment delays at this time, but the Company will continue to monitor and update Year 2000 compliance efforts of the Company and of its material suppliers and payors.

Status of Year 2000 Plan

As indicated on the Year 2000 chart set forth below, the Company has completed approximately 98% of its assessment of all Systems that could be significantly affected by the Year 2000 issue. Based on the Company's continuing assessment, the Company is not modifying or replacing significant portions of its Systems. Testing of Systems is being actively performed on all Systems that could be significantly affected by the Year 2000 issue.

The remediation phase of the Year 2000 Plan for the Company's information technology systems is approximately 80% complete. Remediation involves upgrading or replacing Systems and equipment which the assessment phase indicates are not Year 2000 compliant. Remediation of the critical software systems is essentially complete. Non Year 2000 compliant hardware is now being replaced throughout the Company. The testing phase of the Year 2000 plan is approximately 65% complete. Testing involves operation of Systems and Equipment using dates after December 31, 1999. The Company expects to complete testing by July 15, 1999. The revised completion date was extended by two months due to the extensiveness of testing required for recently included improvements in the invoicing and pricing modules of key Systems. This change in planned completion dates is primarily due to significant improvements and changes to the programs in several critical applications.

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

Estimated Costs

The Company has, will and will continue to utilize both internal and external resources to reprogram, or replace, test, and implement the Systems and Equipment for Year 2000 modifications. The original estimated costs for the Year 2000 project excluded consulting fees that are estimated to be approximately $190,000. The estimated total has been revised to be approximately $440,000 and is being funded through operating cash flows.
Through March 31, 1999, the Company has incurred approximately $180,500, related to all phases of the Year 2000 project. The total remaining project costs is currently estimated at $259,500.

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

Risks

Management of the Company believes that it has an effective Year 2000 Plan in place to resolve the Year 2000 issues in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 Plan. In the event that the Company does not complete critical portions of such plan, the Company could be unable to take customer orders, invoice customers or collect payments. Furthermore, the Company has no means of ensuring that such payors, including federal and state Medicare and Medicaid agencies will be Year 2000 compliant. The inability of these payors to be Year 2000 compliant could have a material adverse effect on the Company. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company, and the Company could be subject to litigation for Systems or Equipment failure or malfunctions relating to Year 2000 problems. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Year 2000 Disclosure Chart(1)

                                                  Resolution Phases(2)
    --------------------------------------------------------------------------------------------------------------------
                                Assessment            Remediation               Testing              Implementation
    --------------------------------------------------------------------------------------------------------------------
      Information              98% Complete         80% Complete            65% Complete            50% Complete
      Technology
      Systems                                       Expected completion     Expected completion     Expected completion
                                                    date, July 15, 1999     date, July 15, 1999     date, August 30, 1999
    --------------------------------------------------------------------------------------------------------------------
    --------------------------------------------------------------------------------------------------------------------
      Operating                100% Complete        100% Complete           100% Complete           100% Complete
E     Equipment with
x     Embedded Chips
p     or Software(3)
o   --------------------------------------------------------------------------------------------------------------------
s   --------------------------------------------------------------------------------------------------------------------
u     Products(4)              N/A                  N/A                     N/A                     N/A
r
e
    --------------------------------------------------------------------------------------------------------------------
T     3rd Party(5)             100% Complete for    25% Complete            25% Complete            0% Complete
y                              direct system
p                              interface; 75%                               Expected completion     Expected completion
e                              Complete for all     Develop contingency     date for system         date for system
                               other material       plans as appropriate,   interface work,         interface work,
                               exposures            March 31, 1999          September 30, 1999      November 30, 1999

                               Expected                                                             Implement contingency
                               completion date                                                      plans or other
                               for surveying all                                                    alternatives as
                               third parties: in                                                    necessary, December
                               process                                                              31, 1999
    --------------------------------------------------------------------------------------------------------------------

(1) Based upon estimates derived from our detailed master Year 2000 plan. Percentages are approximate and best estimates.
(2) Where systems have been designed with Year 2000 in mind, but not yet validated, a weighted success factor has been included. The assumption is that the system will execute with minimal, if any, remediation. For example, a system not intended to be Year 2000 compliant, would start with a zero weighting factor. A system designed for Year 2000 compliance is considered to be at least 75% completed.
(3) Letters from our key suppliers and payors stating their compliance for critical Year 2000 issues have been placed on file. The Company does not intend to test medical equipment any further.
(4) The category Products does not apply to the Company in general and therefore is not applicable.
(5) Percentages reflect third party systems that interface directly with the Company's systems. The effect of non-compliance by other third party payors is not determinable at this time and may be beyond the Company's control.

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

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

On March 11, 1999, a putative class action complaint was filed against the Company in the United States District Court for the Northern District of Georgia. The Company and certain of its then current officers and directors were named as defendants. In general, the plaintiffs allege that prior to the decline in the price of the Company's common stock on July 28, 1998, there were violations of the Federal Securities Laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures. The complaint purports to be filed on behalf of all persons who purchased the Company's common stock during the period from December 23, 1997 through and including July 29, 1998.

To the Company's knowledge, no other putative class action complaints were filed within the sixty day time period provided for in the Private Securities Litigation Reform Act. The Company expects that the plaintiffs and their counsel will be appointed lead plaintiffs and lead counsel and that an amended complaint will be filed. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the Federal Securities Laws; however, there can be no assurance that the Company will not sustain material liability as a result of or related to this shareholder suit.

ITEM 4.    Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Shareholders of the Company was held on February 19, 1999. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each matter.

     (a) Election of the two directors named below for a term of three years expiring at the 2002 Annual Meeting of Shareholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and each of the nominees was elected.

                                      Votes                 Broker
                               -------------------  ----------------------
          Nominees                For     Withheld  Abstentions  Non-votes
          -----------------    ---------  --------  -----------  ---------
          Adam O. Holzhauer    5,807,750    73,655       -           -
          Michael J. Finn      5,807,750    73,655       -           -

     (b) Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending September 30, 1999. The Shareholders approved the proposal.

                            Votes
          --------------------------------------------
             For           Against         Abstentions
          ---------        -------         -----------

          5,799,385        29,357            52,653


ITEM 5.  Other Information

On April 26, 1999, the Company issued a press release announcing the resignation of Stephen M. Mengert as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company. James M. McNeill, the Company's Chief Accounting Officer has been named as his replacement.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
         --------

         The following exhibits are filed as part of this Report.

         10.20 Amendment No. 5 to the Credit Agreement, dated May 13, 1999, filed herewith.

         27     Financial Data Schedule


(b)      Report on Form 8-K
         ------------------

         On March 25, 1999, the Registrant filed a Current Report on Form 8-K under Item 5, announcing that the listing of the Company's Common Stock moved to The Nasdaq SmallCap Market effective March 22, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEDIATRIC SERVICES OF AMERICA, INC.
                                                 (Registrant)


Date:  May 21, 1999                   By: /s/ James M. McNeill
                                          --------------------------------
                                              James M. McNeill
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Secretary
                                              (Duly authorized officer and
                                              Principal Financial Officer)

                               INDEX OF EXHIBITS

                                                                        Page No.
                                                                        --------

10.20  Amendment No. 5 to the Credit Agreement, dated May 13, 1999.....    31

27     Financial Data Schedule.........................................    41