Form 10-Q
period 1999-06-30
PEDIATRIC SERVICES OF AMERICA INC
filed 1999-08-23
CIK 893430

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                               Yes [X]    No [_]

As of August 20 1999, the Registrant had 6,652,005 shares of Common Stock, $0.01 Par Value, outstanding.

--------------------------------------------------------------------------------

                                 Page 1 of 29
                          Index of Exhibits on page 28

FORM 10-Q
PEDIATRIC SERVICES OF AMERICA, INC.
INDEX



PART I    FINANCIAL INFORMATION                                          Page
                                                                        Number
ITEM 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of
               June 30, 1999 and September 30, 1998....................    3

          Condensed Consolidated Statements of Operations for
               the three and nine months ended June 30, 1999 and 1998..    5

          Condensed Consolidated Statements of Cash Flows for
               the nine months ended June 30, 1999 and 1998............    6

          Notes to Condensed Consolidated Financial Statements.........    7


ITEM 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................   11

ITEM 3:   Qualitative and Quantitative Disclosures About Market Risk...   25



PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings.............................................  25

ITEM 6:   Exhibits and Reports on Form 8-K..............................  26

          Signatures....................................................  27

          Index of Exhibits.............................................  28

                                   Page - 2

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                           June 30,             September 30,
                                                                             1999                   1998
                                                                          (Unaudited)             (Audited)
                                                                        ---------------------------------------
Assets
Current assets:
  Cash and cash equivalents...........................................      $  8,860               $  2,008
  Accounts receivable, less allowance for doubtful accounts of
    $19,745 and $14,008 at June 30, 1999 and September 30, 1998,
    respectively......................................................        87,279                 99,030
  Prepaid expenses....................................................           289                    807
  Income taxes receivable.............................................         1,023                  2,898
  Deferred income taxes...............................................             -                  3,266
  Other current assets................................................         5,279                  5,837
                                                                            --------               --------
Total current assets..................................................       102,730                113,846
Property and equipment:
   Home care equipment held for rental................................        30,039                 28,435
   Furniture and fixtures.............................................        16,385                 15,185
   Vehicles...........................................................           856                    891
   Leasehold improvements.............................................         1,019                    915
                                                                            --------               --------
                                                                              48,299                 45,426
   Accumulated depreciation and amortization..........................       (25,405)               (20,714)
                                                                            --------               --------
                                                                              22,894                 24,712
Other assets:
   Goodwill, less accumulated amortization of $7,241 and $6,672,
     respectively.....................................................        67,806                 89,172
   Certificates of need, less accumulated amortization of $277 and
     $508, respectively...............................................           396                  2,739
   Deferred financing fees, less accumulated amortization of $962 and
     $521, respectively...............................................         2,827                  3,251
   Noncompete agreements, less accumulated amortization of $993 and
     $875, respectively...............................................            68                    185
   Other..............................................................           656                    656
                                                                            --------               --------
                                                                              71,753                 96,003
                                                                            --------               --------
Total assets..........................................................      $197,377               $234,561
                                                                            ========               ========

See accompanying notes.

                                   Page - 3

                      PEDIATRIC SERVICES OF AMERICA, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS--(Continued)
                                 (In thousands)




                                                                         June 30,              September 30,
                                                                           1999                    1998
                                                                        (Unaudited)              (Audited)
                                                                      -----------------------------------------
Liabilities and stockholders' equity
Current liabilities:
Accounts payable.......................................................   $ 10,431                 $ 11,600
Accrued compensation...................................................     11,108                   11,147
Accrued insurance......................................................      4,308                    3,516
Other accrued liabilities..............................................      4,846                    7,362
Deferred revenue.......................................................      1,030                    1,101
Current maturities of long-term obligations to related parties.........      2,961                    3,323
Current maturities of long-term obligations............................         41                      416
                                                                          --------                 --------
Total current liabilities..............................................     34,725                   38,465

Long-term obligations to related parties, net of current maturities....        145                      220
Long-term obligations, net of current maturities.......................    137,276                  127,567
Deferred income taxes..................................................         --                    3,879
Minority interest in subsidiary........................................        547                      747

Stockholders' equity:
Preferred stock, $.01 par value, 2,000 shares authorized, no shares
  issued and outstanding...............................................         --                       --
Common stock, $.01 par value, 80,000 shares authorized; 6,652 shares
  at June 30, 1999 and September 30, 1998 issued and outstanding.......         67                       67
Additional paid-in capital.............................................     48,362                   50,037
Retained earnings (deficit)............................................    (23,745)                  13,579
                                                                          --------                 --------
Total stockholders' equity.............................................     24,684                   63,683
                                                                          --------                 --------
Total liabilities and stockholders' equity.............................   $197,377                 $234,561
                                                                          ========                 ========

See accompanying notes.

                                   Page - 4

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)



                                                           Three Months Ended                      Nine Months Ended
                                                                June 30,                               June 30,
                                                               (Unaudited)                            (Unaudited)
                                                       ----------------------------            -------------------------
                                                           1999           1998                     1999          1998
                                                       -------------  -------------            -----------  -------------
Net revenue............................................    $53,134        $54,803                $164,745      $164,020
Costs and expenses:
  Operating salaries, wages and employee benefits......     26,222         28,055                  80,787        80,776
  Other operating costs................................     18,830         20,659                  56,888        54,254
  Corporate, general and administrative................      4,590          4,267                  13,040        12,430
  Provision for doubtful accounts......................      4,452         15,346                  14,962        19,274
  Depreciation and amortization........................      2,237          1,854                   6,570         5,660
  Impairment of intangible assets......................         --             --                  20,984            --
                                                           -------        -------                --------       -------
    Total costs and expenses...........................     56,331         70,181                 193,231       172,394
                                                           -------        -------                --------       -------
Operating loss from continuing operations..............     (3,197)       (15,378)                (28,486)       (8,374)
Interest expense.......................................      3,950          2,619                  10,914         6,011
Loss on sale of businesses.............................      1,258             --                   1,258            --
                                                           -------        -------                --------       -------
Loss from continuing operations, before minority
  interest and income taxes............................     (8,405)       (17,997)                (40,658)      (14,385)
Minority interest in loss of subsidiary................         33              1                     200            28
                                                           -------        -------                --------       -------
Loss from continuing operations before income taxes....     (8,372)       (17,996)                (40,458)      (14,357)
Income tax benefit.....................................         --          6,511                   1,659         5,205
                                                           -------        -------                --------       -------
Net loss from continuing operations....................     (8,372)       (11,485)                (38,799)       (9,152)

Discontinued operations:
Income (loss) from discontinued operations, net of
  tax..................................................       (260)         1,576                   1,475         3,499
                                                           -------        -------                --------       -------
Net loss...............................................    $(8,632)       $(9,909)               $(37,324)      $(5,653)
                                                           =======        =======                ========       =======

Basic net income (loss) per share data:
Continuing operations..................................    $ (1.26)       $ (1.61)               $  (5.83)      $ (1.32)
Income (loss) from discontinued operations.............      (0.04)          0.22                    0.22          0.50
                                                           -------        -------                --------       -------
Net loss...............................................    $ (1.30)       $ (1.39)               $  (5.61)      $ (0.82)
                                                           =======        =======                ========       =======

Diluted net income (loss) per share data :
Continuing operations..................................    $ (1.26)       $ (1.61)               $  (5.83)      $ (1.32)
Income (loss) from discontinued operations.............      (0.04)          0.22                    0.22          0.48
                                                           -------        -------                --------       -------
Net loss...............................................    $ (1.30)       $ (1.39)               $  (5.61)      $ (0.84)
                                                           =======        =======                ========       =======

Weighted average shares outstanding for continuing and
  discontinued operations:
  Basic................................................      6,652          7,145                   6,652         6,908
                                                           =======        =======                ========       =======
  Diluted..............................................      6,652          7,287                   6,669         7,076
                                                           =======        =======                ========       =======

See accompanying notes.

                                   Page - 5

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                            Nine Months Ended
                                                                                                 June 30,
                                                                                                (unaudited)
                                                                                        ----------------------------
                                                                                              1999          1998
                                                                                        -------------- -------------
Operating activities
Net loss..............................................................................       $(37,324)     $ (5,653)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization.......................................................          7,950         6,403
  Impairment of intangible assets.....................................................         20,984            --
  Provision for doubtful accounts.....................................................         15,462        19,274
  Loss on sale of businesses..........................................................          1,258            --
  Amortization of deferred financing fees.............................................            441           191
  Deferred income taxes...............................................................           (612)         (242)
  Minority interest in loss of subsidiary.............................................           (200)          (28)
  Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of businesses:
   Accounts receivable................................................................         (6,716)      (32,569)
   Prepaid expenses and other current assets..........................................          1,424          (475)
   Accounts payable...................................................................         (1,169)        3,943
   Income taxes.......................................................................          1,875        (4,079)
   Accrued liabilities................................................................         (2,284)        5,600
                                                                                             --------      --------
Net cash provided by (used in) operating activities...................................          1,089        (7,635)
Investing activities
  Purchases of property and equipment.................................................         (3,256)       (7,977)
  Acquisitions of businesses..........................................................             --       (24,415)
  Proceeds from sale of businesses....................................................          1,770            --
  Other, net..........................................................................             43           (42)
                                                                                             --------      --------
Net cash used in investing activities.................................................         (1,443)      (32,434)
Financing activities
  Principal payments on long-term debt................................................         (9,279)      (87,057)
  Borrowings on long-term debt........................................................         16,500       129,500
  Deferred financing fees.............................................................            (16)       (2,755)
  Proceeds from exercise of stock options.............................................              1           152
                                                                                             --------      --------
Net cash provided by financing activities.............................................          7,206        39,840
                                                                                             --------      --------
Increase (decrease) in cash and cash equivalents......................................          6,852          (229)
Cash and cash equivalents at beginning of period......................................          2,008           501
                                                                                             --------      --------
Cash and cash equivalents at end of period............................................       $  8,860      $    272
                                                                                             ========      ========
Supplemental disclosure of cash flow information
  Cash paid for interest..............................................................       $ 13,181      $  4,166
                                                                                             ========      ========
  Cash paid for income taxes..........................................................       $    565      $  1,311
                                                                                             ========      ========

See accompanying notes.

                                   Page - 6

                      PEDIATRIC SERVICES OF AMERICA, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     Summary of Significant Accounting Policies

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1999. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 1998 Annual Report.

2.   Accounts Receivable

     Accounts receivable include approximately $21.7 million and $33.1 million for which services have been rendered but the amounts were unbilled as of June 30, 1999 and September 30, 1998, respectively. Primarily such unbilled amounts result from the medical testing division's practice of billing one month in arrears and normal time delays in processing claims in the medical services division.

3.   Allowance for Doubtful Accounts

     During the three months ended June 30, 1999, due to continued difficulties in the health care industry related to the reimbursement environment, the timing of the write off of receivables previously reserved and the Company's collection history, management concluded that it would be appropriate to keep an allowance similar to that of the previous quarter of fiscal 1999.

4.   Intangible and Other Long-lived Assets

     An impairment of intangible assets was recorded during the three months ended March 31, 1999. The impairment resulted primarily from the impact on certain non-core business locations and activities related to the Company's strategic plan formulated in the second quarter of fiscal 1999 which will focus the Company on its core businesses. See further discussion in Recent Developments. Additionally, certain locations were negatively impacted by the cancellation of certain large contracts which impacted the future profitability of the

                                    Page - 7
     locations. Finally, certain second quarter conditions of fiscal 1999, including failure of the Company to meet management projections, declining gross margins, recurring location operating losses and slower than expected progress in improving collections were identified by management as indications of potential intangible asset impairment. Management conducted an evaluation of the carrying value of the Company's recorded intangible assets. Management considered current and anticipated industry conditions and recent changes in its business strategies and concluded that an impairment charge of $21.0 million in the second quarter of fiscal 1999 was appropriate. The charge includes a write-off of $7.9 million in goodwill and $2.2 million in certificates of need associated with the specific locations closed in the third quarter of fiscal 1999 and $10.9 million in goodwill related to changes within certain locations arising from the cancellation of certain contracts which impacted location profitability and the termination of certain non-core activities.

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

5.   Long-Term Borrowings Arrangements

     On April 23, 1999, the Company provided notice to its lenders, as required under the terms of its Credit Agreement, as amended, of non-compliance with certain financial covenants contained in the Credit Agreement. On May 13, 1999 the Credit Agreement was further amended ("Amendment No. 5"), waiving the defaults under the Credit Agreement, revising the financial covenants and reducing the total commitment from $70.0 million to $65.0 million effective May 13, 1999. Further, Amendment No. 5 revised the interest payment date to be monthly and extended the time period during which the Company is prohibited from borrowing for acquisitions. The new covenants become more restrictive over the remaining life of the Credit Agreement.
     As of June 30, 1999, the Company is in compliance with the financial covenants contained in Amendment No. 5.

     As required under Amendment No. 5, the Company obtained Lender consent to sell certain assets (See footnote 8). Under terms of the consent, proceeds from the sale were used to permanently reduce availability under the Credit Agreement to $63.2 million.

     Under the Credit Agreement, as amended, commitment fees were set at 0.500% per annum on the average daily unused portion of the loan facility. On the effective date of Amendment

                                    Page - 8

     No. 5, all LIBOR and swingline borrowings were converted to a base rate loan bearing interest at base rate plus 2.50%. Base rate is defined as the greater of (a) Federal Funds rate plus 1/2 of 1% or (b) prime rate. At June 30, 1999, the interest rate on borrowings under the Credit Agreement was 10.25%. Outstanding borrowings under the Credit Agreement at June 30, 1999 were approximately $62.2 million.

6. Continuing and Discontinued Net Income (Loss) per Common and Common Equivalent Share

     Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). For the three and nine months ended June 30, 1999 and 1998 for continuing operations, and the three months ended June 30, 1999 for discontinued operations, the effect of the stock options were excluded from the calculation of weighted average shares outstanding for diluted loss per share as such amounts were antidilutive. The dilutive effect of stock options was included in weighted average shares for purposes of computing diluted net income per share from discontinued operations for the three months ended June 30, 1998 and the nine months ended June 30, 1999 and 1998.

7.   Interest Rate Swap Agreement

     At June 30, 1999, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company pays a fixed rate of 6.61%. The interest rate differential to LIBOR is received or paid and recognized over the life of the agreement as an adjustment to interest expense. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.

8.   Dispositions

     On June 28, 1999, the Company sold the assets of several medical services staffing locations in the MidAtlantic Region to Medical Staffing Network, Inc., a medical staffing company. As part of the implementation of the strategic plan, these businesses were defined as part of the non-core activities of the Company. The assets were sold for a total cash price of $1.8 million and the Company recorded a loss of $1.3 million.

                                    Page - 9

9.   Discontinued Operations

     During the third quarter of fiscal 1999, the Company's Board of Directors approved management's plan of its intent to sell the Company's medical testing operations. As a result, the medical testing operations are reflected as a discontinued operation. The operating results of the discontinued operations are summarized as follows:




                                                           Three Months Ended           Nine Months Ended
                                                                June 30,                    June 30,
                                                               (Unaudited)                (Unaudited)
                                                       ---------------------------  -------------------------
                                                           1999           1998         1999          1998
                                                       ------------- -------------  -----------  ------------
Net revenue........................................       $21,296       $23,677        $66,059      $55,498
Income (loss) before income taxes..................          (260)        2,170          2,581        5,660
Income taxes.......................................             -           594          1,106        2,161
Net income (loss)..................................       $  (260)      $ 1,576        $ 1,475      $ 3,499
Net income (loss) per share:
   Basic...........................................       $ (0.04)      $  0.22        $  0.22      $  0.50
   Diluted.........................................       $ (0.04)      $  0.22        $  0.22      $  0.48




                                                               As of June 30,        As of September 30,
                                                                    1999                    1998
                                                               --------------        -------------------
Cash.................................................              $   525                 $   565
Accounts receivable, net.............................               21,893                  26,393
Prepaid expenses.....................................                  100                     215
Other current assets.................................                  985                   1,962
                                                                   -------                 -------
Total current assets.................................               23,503                  29,135
Accrued compensation.................................                  550                     489
                                                                   -------                 -------
Net assets of discontinued operations, current.......              $22,953                 $28,646
                                                                   =======                 =======

Property, net........................................              $ 5,047                 $ 4,842
Goodwill, net........................................               22,486                  23,203
Other................................................                   47                       7
                                                                   -------                 -------
Net assets of discontinued operations, non current...              $27,580                 $28,052
                                                                   =======                 =======

     The consolidated results of operations of the Company have been restated to reflect the discontinued operations. The Company has not broken out separately the net assets and cash flows of the discontinued operations on the balance sheet and cash flow statements.

                                    Page - 10

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

Recent Developments

In the third quarter of fiscal 1999, the Company's senior management continued implementation of its strategic plan (the "Plan") to improve the Company's performance. The primary focus of the Plan relating to medical services is to refocus the Company on its core businesses, the pediatric home healthcare and adult respiratory businesses. After evaluating several alternatives, on August 13, 1999, the Company announced that it intends to sell the medical testing division, Paramedical Services of America, Inc. The decision by management is consistent with its Plan. The Company is in discussions with prospective purchasers but has not reached agreement on the terms of a transaction to sell the division. As a result, the Company can give no assurances as to whether or not it will be able to reach agreement on the sale of the division on terms acceptable to the Company. It is anticipated that if the Company sells the medical testing division, it would use the proceeds from such a transaction to repay a portion of existing indebtedness and for corporate working capital purposes. The Company's condensed consolidated statements of operations for the quarter ended June 30, 1999, have been restated to reflect discontinued operations.

The primary objective of the Plan relating to medical services is to refocus the Company on its core businesses of pediatric home healthcare and adult respiratory therapy. As part of implementing the Company's Plan of focusing on defined core businesses, the Company finalized the sale of its Washington, D.C., Springfield, Virginia and Bala Cynwyd, Pennsylvania medical staffing businesses



                                    Page - 11
to Medical Staffing Network, Inc. on June 28, 1999, for approximately $1.8 million. The proceeds from this transaction were used to repay existing indebtedness. Medical staffing is considered part of the Company's non-core businesses.

The Company also made progress on the other operating initiatives contained within the Plan. The closure of identified locations has been substantially completed; however, the Company experienced some delays in the discharge and transfer of care for certain patients. These delays could impact future results of operations. For a more detailed status of the internal organizational and process changes, see "Result of Operations" below.

Although the Plan is expected to reduce operating costs, there can be no assurance that the Company will be able to achieve the expected cost savings from the Plan efforts or will be able to reduce costs without negatively impacting operations. Further, at this time it is not possible to predict the ultimate outcome of the cost reductions the Company has implemented or whether such reductions will be sufficient to offset the reductions in net revenue.



                                    Page - 12

Results of Continuing Operations


Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required in recording net revenue. Inherent in these estimates is the risk that net revenue will have to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management.


The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of continuing operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the comparative prior period:


                                                                                             Period-to-Period Percentage
                                                                                                      Increase
                                                 Percentage of Net Revenue                           (Decrease)
                                          ---------------------------------------           ------------------------------
                                                                                                 Three             Nine
                                             Three Months            Nine Months                 Months           Months
                                                 Ended                 Ended                      Ended            Ended
                                                June 30,              June 30,                   June 30,         June 30,
                                          ------------------    -----------------           ---------------   ------------
                                            1999      1998       1999       1998             1999 to 1998     1999 to 1998
                                          --------- --------   ---------  -------           ---------------   ------------
Net revenue..........................        100%      100%      100%        100%                 (3)%               0%
Operating salaries, wages and
  employee benefits..................       49.3      51.2      49.0        49.2                  (7)               (0)
Other operating costs................       35.4      37.7      34.5        33.1                  (9)                5
Corporate, general and
  administrative.....................        8.6       7.8       7.9         7.6                   8                 5
Provision for doubtful accounts......        8.4      28.0       9.1        11.8                 (71)              (22)
Depreciation and amortization........        4.2       3.4       4.0         3.5                  21                16
Impairment of intangible assets......          -         -      12.7           -                   -               N/A
                                          ---------------------------------------------------------------------------------------
Operating loss from continuing
  operations.........................       (5.9)    (28.1)    (17.2)       (5.2)                 79              (240)
Interest expense.....................        7.4       4.8       6.6         3.7                  51                82
Loss on sale of businesses...........        2.4        -        0.8           -                 N/A               N/A
                                          ---------------------------------------------------------------------------------------
Loss from continuing operations
  before minority interest and
  income taxes.......................      (15.7)    (32.9)    (24.6)       (8.9)                 53              (183)
Minority interest in loss of
  subsidiary.........................        0.1         -       0.1           -                   -                 -
                                          ---------------------------------------------------------------------------------------
Loss from continuing operations
  before income taxes................      (15.6)    (32.9)    (24.5)       (8.9)                 53              (183)
Income tax benefit...................          -      10.8       0.9         1.9                (100)              (71)
                                          ----------------------------------------------------------------------------------------
Net loss from continuing operations..      (15.6)%   (22.1)%   (23.6)%      (7.0)%                27%             (324)%
                                           =====     =====     =====        ====                ====              ====


                                    Page - 13

The following table sets forth for the periods indicated the net revenue breakdown by service:
                           (in thousands)

                                                                        Three Months        Nine Months
                                                                           Ended               Ended
                                                                          June 30,            June 30,
                                                                        1999     1998      1999      1998
                                                                     --------  --------  --------  --------
Pediatric Home Health Care
  Nursing..........................................................   $24,048   $22,785  $ 70,209  $ 67,758
  Respiratory Therapy Equipment....................................     5,694     6,306    18,541    17,949
  Home Medical Equipment...........................................       683       853     2,372     2,426
  Pharmacy and Other...............................................     8,419     8,594    27,419    26,574
                                                                      -------   -------  --------  --------
          Total Pediatric Home Health Care.........................    38,844    38,538   118,541   114,707
                                                                      -------   -------  --------  --------

Adult Home Health Care:
  Nursing..........................................................     4,803     4,292    15,062    13,117
  Respiratory Therapy Equipment....................................     5,178     5,159    16,885    16,650
  Home Medical Equipment...........................................     1,395     1,549     5,016     4,620
  Pharmacy and Other...............................................     2,914     5,265     9,241    14,926
                                                                      -------   -------  --------  --------
          Total Adult Home Health Care.............................    14,290    16,265    46,204    49,313
                                                                      -------   -------  --------  --------
          Total Net Revenue........................................   $53,134   $54,803  $164,745  $164,020
                                                                      =======   =======  ========  ========


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net revenue decreased $1.7 million, or 3%, to $53.1 million in the three months ended June 30, 1999 from $54.8 million in the three months ended June 30, 1998. The Company's acquisitions accounted for an approximately $1.8 million increase in net revenue and a decline in net revenue from existing branch offices accounted for a decrease of $3.5 million. This reduction in revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the strategic plan. For the three months ended June 30, 1999, this most directly impacted pediatric respiratory therapy and home medical equipment revenues when compared to the three months ended June 30, 1998. The decline in net revenue for existing branch offices was 6% for the three months ended June 30, 1999. Pediatric health care net revenue increased $0.3 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Reductions in adult health care net revenue accounted for $2.0 million of the total decrease in net revenue for the three months ended June 30, 1999, which was primarily the result of the Company's efforts in terminating unprofitable adult infusion services contracts in fiscal 1999. During the three months ended June 30, 1999, the Company derived approximately 56% of its net revenue from commercial insurers and other private payors, 37% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $1.8 million, or 7%, to $26.2 million in the three months ended June 30,1999, from $28.0 million in the three months ended June 30, 1998. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended June 30, 1999, decreased to 49% from 51% in the three months ended June 30, 1998. Labor costs have decreased across all services as a result of headcount reductions.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses and cost of sales. Cost of sales consists primarily of the costs of pharmacy products sold. Other operating costs decreased $1.8 million or 9%, to $18.8 million in the three months ended June 30,

                                   Page - 14

1999, from $20.6 million in the three months ended June 30, 1998. As a percentage of net revenue, other operating costs for the three months ended June 30, 1999 decreased to 35% from 38% in the three months ended June 30, 1998. During the three months ended June 30, 1999, the other operating costs decrease was primarily attributable to the Company's cost containment efforts in the respiratory and HME services areas.

Corporate, general and administrative costs increased $0.3 million, or 8%, to $4.6 million in the three months ended June 30, 1999 from $4.3 million in the three months ended June 30, 1998. As a percentage of net revenue, corporate, general and administrative costs increased for the three months ended June 30, 1999 to 9% from 8% in the three months ended June 30, 1998. The Company continues to experience turnover within the reimbursement department and management anticipates further turnover in the short term. This turnover has resulted in increased recruiting, overtime and temporary labor costs. The increase is primarily attributable to costs incurred to improve the functionality of the medical testing division case management and billing system.

Provisions for doubtful accounts decreased $10.9 million, or 71%, to $4.5 million in the three months ended June 30, 1999, from $15.4 million in the three months ended June 30, 1998. The decrease in the provision is a result of the significant provision recorded in the quarter ended June 30, 1998. The provision recorded for the quarter ended June 30, 1998 was due to difficulties in the health care reimbursement environment and lagging collections on certain account receivables due to focus on the implementation of the new billing system.

Depreciation and amortization increased $0.4 million, or 21%, to $2.2 million in the three months ended June 30, 1999, from $1.8 million in the three months ended June 30, 1998. As a percentage of the Company's total net revenue, depreciation and amortization costs increased for the three months ended June 30, 1999, to 4% from 3% in the three months ended June 30, 1998. The increase in amortization costs is due to the decrease in the amortization period for intangible assets from 30 and 25 years to 20 years.

Interest expense increased $1.3 million, or 51%, to $3.9 million in the three months ended June 30, 1999, from $2.6 million in the three months ended June 30, 1998. The increase was primarily the result of a $33.8 million increase in the Company's average debt outstanding incurred to finance acquisitions and the Company's working capital, compared to the prior fiscal year period. The expense increase was also due to the increase in interest rates under Amendment No. 5 of the Credit Agreement.

During the three months ended June 30, 1999, the Company recorded a loss on the sale of businesses for the Company's medical staffing business in the MidAtlantic Region to Medical Staffing Network, Inc. As part of the implementation of the strategic plan, these businesses were defined as part of
the non-core activities of the Company.   The assets were sold for a total cash
price of $1.8 million and the Company recorded a loss of $1.3 million.

Income tax benefit decreased $5.9 million in the three months ended June 30, 1999. The Company recorded a $3.3 million valuation allowance against the remaining $3.3 million of net deferred tax assets generated this quarter as a result of net operating losses. In recording the valuation

                                   Page - 15
allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential, and tax planning strategies.

Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998

Net revenue increased $0.7 million, or 0.4%, to $164.7 million in the nine months ended June 30, 1999, from $164.0 million in the nine months ended June 30, 1998. The Company's acquisitions accounted for approximately $9.5 million of the increase in net revenue offset by a decline in net revenue from existing branch offices of $8.8 million. The decline in net revenue from existing branch offices was 5% for the nine months ended June 30, 1999. This reduction in revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the strategic plan. Of the $0.7 million increase in net revenue for the nine months ended June 30, 1999, pediatric health care net revenue accounted for $3.8 million. Increased pediatric health care net revenue for the nine months ended June 30, 1999, was primarily attributable to the Company's acquisitions offset by a decline in net revenue for existing branch offices. Adult health care net revenue accounted for a decrease of $3.1 million for the nine months ended June 30, 1999. Increased adult health care net revenue attributable to the Company's acquisitions was offset by a decline in internal revenue growth. The decline in revenue from existing branch offices was primarily the result of the Company's efforts in terminating unprofitable adult infusion services contracts during the nine months ended June 30, 1999. In the nine months ended June 30, 1999 the Company derived approximately 58% of its net revenue from commercial insurers and other private payors, 35% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits was unchanged at $80.8 million for the nine months ended June 30,1999 as compared to the nine months ended June 30, 1998. As a percentage of net revenue, operating salaries, wages and employee benefits for the nine months ended June 30, 1999, were comparable to the nine months ended June 30, 1998.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses and cost of sales. Cost of sales consists primarily of the costs of pharmacy products sold. Other operating costs increased $2.6 million, or 5%, to $56.9 million in the nine months ended June 30, 1999, from $54.3 million in the nine months ended June 30, 1998. As a percentage of net revenue, other operating costs for the nine months ended June 30, 1999, increased to 35% from 33% in the nine months ended June 30, 1998. The increase primarily relates to increased costs for infusion services and higher fixed costs as a percentage of declining net revenue.

Corporate, general and administrative costs increased $0.6 million, or 5%, to $13.0 million in the nine months ended June 30, 1999, from $12.4 million in the nine months ended June 30, 1998. As a percentage of net revenue, corporate, general and administrative costs for the nine months ended June 30, 1999, were comparable to the nine months ended June 30, 1998. The Company continues to experience turnover within the reimbursement department and management anticipates further turnover in the short term. This turnover has resulted in increased recruiting, overtime and temporary labor costs. In addition, the Company incurred costs to improve the functionality of the medical testing division case management and billing system.

                                   Page - 16

Provisions for doubtful accounts decreased $4.3 million, or 22%, to $15.0 million in the nine months ended June 30, 1999, from $19.3 million in the nine months ended June 30, 1998. The decrease in the provision is a result of the significant provision recorded in the quarter ended June 30, 1998, discussed previously. The decrease is offset by higher levels of provision recorded in the nine months ended June 30, 1999, due to continued challenges presented by the health care industry related to the reimbursement environment and the Company's collections history.

Depreciation and amortization increased $0.9 million, or 16%, to $6.6 million in the nine months ended June 30, 1999 from $5.7 million in the nine months ended June 30, 1998. As a percentage of the Company's net revenue, depreciation and amortization costs for the nine months ended June 30, 1999 increased to 4% from 3% in the nine months ended June 30, 1998. The increase in amortization costs is due to the decrease in the amortization period for intangible assets from 30 and 25 years to 20 years.

An impairment of intangible assets was recorded during the nine months ended June 30, 1999. The impairment resulted primarily from an assessment of the impact of disposing of certain non-core business locations and activities as defined in the Company's strategic plan formulated in the second quarter of fiscal 1999. See further discussion in Recent Developments. Additionally, certain locations were negatively impacted by the cancellation of certain large contracts which impacted the future profitability of the locations. Finally, certain second quarter conditions of fiscal 1999, including failure of the Company to meet management projections, declining gross margins, recurring location operating losses and slower than expected progress in improving collections were identified by management as indications of potential intangible asset impairment. Management conducted an evaluation of the carrying value of the Company's recorded intangible assets. Management considered current and anticipated industry conditions and recent changes in its business strategies and concluded that an impairment charge of $21.0 million in the second quarter of fiscal 1999 was appropriate. The charge includes a write-off of $7.9 million in goodwill and $2.2 million in certificates of need associated with the specific locations closed in the third quarter of fiscal 1999. An additional $10.9 million in goodwill related to changes within certain locations arising from the cancellation of certain contracts which impacted location profitability and the termination of certain non-core activities.

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

In conjunction with the impairment evaluation, management reduced the amortization periods for intangible assets from 30 and 25 years to 20 years.

                                   Page - 17

Interest expense increased $4.9 million, or 82%, to $10.9 million in the nine months ended June 30, 1999, from $6.0 million in the nine months ended June 30, 1998. The increase was primarily the result of a $47.2 million increase in the Company's average debt outstanding incurred to finance acquisitions and the Company's working capital, compared to the prior fiscal year period. The expense increase was also due to an increase in interest rates related to the Company's issuance of 10% Senior Subordinated Notes due 2008 and the increase in the interest rates under Amendment No. 5 of the Credit Agreement.

During the nine months ended June 30, 1999, the Company recorded a loss on the sale of businesses for the Company's medical staffing businesses in the MidAtlantic Region to Medical Staffing Network, Inc. As part of the implementation of the strategic plan, these businesses were defined as part of the non-core activities of the Company. The assets were sold for a total cash price of $1.8 million and the Company recorded a loss of $1.3 million.

Income tax benefit decreased $2.4 million to $0.6 million in the nine months ended June 30, 1999, from $3.0 million in the nine months ended June 30, 1998. In the nine months ended June 30, 1999, an income tax benefit was recorded to the extent of the net deferred tax liability of $0.6 million. The Company recorded a $13.9 million valuation allowance against the remaining $13.9 million of net deferred tax assets generated during the nine months ended June 30, 1999, as a result of net operating losses. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential, and tax planning strategies.



Liquidity and Capital Resources

Operating Cash Flow


The Company's operating cash flows are significantly affected by changes in accounts receivable. See "Accounts Receivable" below. Cash provided by (used in) operating activities was $(1.0) million for the six months ended March 31, 1999 and $1.1 million for the nine months ended June 30, 1999, compared to $(11.1) million and $(7.6) million, respectively, for the same periods in the prior year. The net cash provided by operating activities for the three months ended June 30, 1999 was the result of higher cash collections which enabled the Company to reduce its current liabilities (net of deferred revenue and current maturities of long term obligations) by over $4 million while maintaining level cash on hand.

The Company's investments in property and equipment are attributable largely to purchases of medical equipment that is rented to patients and computer equipment needed for the Company's new systems, primarily billing and collection systems for medical services and financial systems. Capital expenditures for computer equipment and software development have been substantially completed and the remaining Y2K project costs are intended to be funded through operating cash flows.

The Company cannot be certain that cash flows from operations or cash on hand will be adequate to

                                   Page - 18
allow the Company to continue to meet its debt service obligations, including interest payments, working capital and other capital expenditures. The Company is currently reviewing its future capital requirements and financing alternatives. These alternatives may be severely limited as a result of the current home health care industry environment. There can be no assurance that the Company's internally generated funds and funds from alternative financings, if any, will be sufficient to fund the Company's operations.

Accounts Receivable

Overall cash collections for continuing and discontinued operations increased approximately $6.3 million or 9% for the three months ended June 30, 1999 compared to the three months ended March 31, 1999. While the organizational re-engineering of the Company's reimbursement process is underway, and early indications of progress are positive, management's assessment of its estimate of the allowance for doubtful accounts remains consistent with the quarter ended March 31, 1999. While management anticipates continued progress in the re-engineering efforts, there can be no assurances that these efforts will result in the Company realizing operating improvements and improved cash flow.

Long-Term Debt

Senior Subordinated Notes


On April 16, 1998, the Company issued, in a private placement, $75.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, which were subsequently replaced on May 12, 1998, with $75.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A, registered with the Securities and Exchange Commission (the "Notes"). After paying issuance costs of approximately $2.7 million, the Company received proceeds of $72.3 million, which were used to repay a portion of the indebtedness outstanding under its Credit Agreement. Interest on the Notes accrues from April 16, 1998, and is payable semi-annually on April 15 and October 15 of each year. The Notes are redeemable for cash at any time on or after April 15, 2003, at the option of the Company, in whole or in part at redemption prices set forth in the Indenture governing the Notes. The Notes place certain restrictions on the incurrence of additional indebtedness, the creation of liens, sales of assets, mergers and consolidations and payment of dividends, among other things. A default and acceleration of any indebtedness and failure to pay any indebtedness of the Company at maturity results in a default under the Notes.

Credit Agreement

On July 31, 1998, the Company provided notice to its lenders, as required under the terms of the Credit Agreement, of non-compliance with certain financial covenants contained in the Credit Agreement. As a result, the Credit Agreement was further amended on August 13,1998 ("Amendment No. 2"), waiving the default under the Credit Agreement, amending the financial covenants applicable after August 13, 1998, placing a limitation on aggregate borrowings for working capital purposes and prohibiting the Company from borrowing for acquisitions until February 1999 without the approval of the lenders, and stipulating that the Company must meet certain financial criteria as defined in Amendment No. 2 before borrowing for acquisitions. In addition, Amendment No. 2 reduced total borrowings allowed under the Credit Agreement from $100.0 million to $75.0 million, and changed the commitment fees and applicable margins. Amendment
No. 2 also granted

                                   Page - 19
the Company a waiver to permit the Company to comply with its contractual obligations relating to the PMI acquisition by allowing the Company to repurchase at the previously guaranteed price the shares issued to ChoicePoint in the PMI transaction. The Security Agreement executed in connection with Amendment No. 2 granted to the lenders under the Credit Agreement, subject to certain permitted liens and exceptions, a security interest in substantially all of the assets of the Company.

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

On April 23, 1999, the Company provided notice to its lenders, as required under the terms of the Credit Agreement, as amended, of non-compliance with certain financial covenants contained in the Credit Agreement. On May 13, 1999, the Credit Agreement was further amended ("Amendment No. 5"), waiving the default under the Credit Agreement, revising the financial covenants and reducing the total commitment from $70.0 million to $65.0 million effective May 13, 1999. Further, Amendment No. 5 revised the interest payment date to be monthly and extended the time period which prohibits the Company from borrowing for acquisitions. The new covenants become more restrictive over the remaining life of the Credit Agreement. Although, no assurances can be given, management believes that the Company will remain in compliance with the new financial covenants. Though not anticipated, if the Company fails to remain in compliance with the new financial covenants it could have a material adverse effect on the Company.

As required under Amendment No. 5, the Company obtained Lender consent to sell certain assets (See footnote 8). Under terms of the consent, proceeds from the sale were used to permanently reduce availability under the Credit Agreement to $63.2 million.

As of June 30, 1999, the Company is in compliance with the financial covenants contained in Amendment No. 5.

Under the Credit Agreement, as amended, commitment fees were set at 0.500% per annum on the average daily unused portion of the loan facility. On the effective date of Amendment No. 5, all LIBOR and swingline borrowings were converted to a base rate loan bearing interest at base rate plus 2.50%. Base rate is defined as the greater of (a) Federal Funds rate plus 1/2 of 1% or (b) prime rate. At June 30, 1999, the interest rate on borrowings under the Credit Agreement was 10.25%. Outstanding borrowings under the Credit Agreement at June 30, 1999 were approximately $62.2 million.

At June 30, 1999, total borrowings under the Notes and the Credit Agreement were approximately

                                   Page - 20

$137.2 million.





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

Status of Year 2000 Plan

As indicated on the Year 2000 chart set forth below, the Company has completed 100% of its assessment of all Systems that could be significantly affected by the Year 2000 issue. Based on the Company's continuing assessment, the Company is not modifying or replacing significant portions of its Systems. Testing of Systems is being actively performed on all Systems that could be significantly affected by the Year 2000 issue.

The remediation phase of the Year 2000 Plan for the Company's information technology systems is approximately 90% complete. Remediation involves upgrading or replacing Systems and equipment which the assessment phase indicates are not Year 2000 compliant. Remediation of the critical software systems is essentially complete. Non Year 2000 compliant hardware is now being replaced throughout the Company. The testing phase of the Year 2000 plan is approximately 90% complete. Testing involves operation of Systems and Equipment using dates after December 31, 1999. The Company expects to complete testing by September 30, 1999. The revised completion date was extended by two months due to the extensiveness of testing required for recently included

                                   Page - 21
improvements in the invoicing and pricing modules of key Systems. This change in planned completion dates is primarily due to significant improvements and changes to the programs in several critical applications.

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

Importance of Third Party Exposure to the Year 2000

Certain of the Company's Systems interface directly with significant third party vendors and payors including federal and state Medicare and Medicaid agencies. The Company also conducts business electronically with certain external parties, including some payors and vendors. Management does not know at this time what impact Year 2000 compliance may have on its payor and vendor sources and the impact, if any, on the Company if such payors are not fully compliant.

The Company has requested information regarding Year 2000 readiness from its significant payors including commercial insurance companies, and has sought to gather information about the Year 2000 compliance status of the federal and state Medicare and Medicaid agencies, with which it conducts business through its Year 2000 surveys and through research of external information sources, including government sources. The Company continues to receive responses to its Year 2000 survey from some commercial insurance carriers and government agencies.

At this time, the Company is not aware of any specific payor with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that such payors, including federal and state Medicare and Medicaid agencies will be Year 2000 ready. The inability of these payors to complete their Year 2000 resolution process in a timely fashion could have a material adverse impact on the Company's ability to bill and collect accounts receivable. The effect of non-compliance by such payors is not determinable.

Estimated Costs

The Company has and will continue to utilize both internal and external resources to reprogram, or replace, test, and implement the Systems and Equipment for Year 2000 modifications. The original estimated costs for the Year 2000 project excluded consulting fees that are estimated to be approximately $190,000. The estimated total has been revised to be approximately $440,000 and is being funded through operating cash flows. Through June 30, 1999, the Company has incurred approximately $190,000, related to all phases of the Year 2000 project. The total remaining project costs is currently estimated at $250,000.

Contingency Plans

The Company already has certain contingency planning and safeguards in place in the event of system shutdowns and problems including: diagrams for reconstruction of databases, backup

                                   Page - 22
computer tapes of all network information which are stored offsite and a help desk available during working hours to solve computer problems. However, in response to Year 2000 issues, the Company is now formulating a more specific disaster recovery and contingency plan for certain critical applications. This plan involves, among other things, manual workarounds, hiring additional personnel, and adjusting staffing strategies. Additional safeguards are also being considered. Specifically, the Company plans to revert to manual billing and collection, if required and keep a "hard copy" of System and billing information at the end of the 1999 and beginning of the 2000 calendar years. The Company also intends to have a backup plan for its telephone systems and a full inventory of critical medical supplies and equipment on hand at the end of 1999. There can be no assurance that the Year 2000 issues will not impact the Company even if any contingency plans are implemented, which could have a material adverse effect on the Company.

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

                                   Page - 23

Year 2000 Disclosure Chart(1)

                                                    Resolution Phases(2)
    -------------------------------------------------------------------------------------------------------------------------
                                Assessment            Remediation                 Testing                 Implementation
    -------------------------------------------------------------------------------------------------------------------------

    -------------------------------------------------------------------------------------------------------------------------
         Information           100% Complete         90% Complete              90% Complete            70% Complete
         Technology
         Systems                                     Expected completion       Expected                Expected completion
                                                     date,  August 30, 1999    completion date,        date, September 30, 1999
                                                                               September 30, 1999
    -------------------------------------------------------------------------------------------------------------------------

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

    -------------------------------------------------------------------------------------------------------------------------
 T       3rd Party(5)          100% Complete for     80% Complete              80% Complete            80% Complete
 y                             direct system
 p                             interface; 75%                                  Expected completion     Expected completion
 e                             Complete for all      Develop contingency       date for system         date for system
                               other material        plans as appropriate,     interface work,         November 30, 1999
                               exposures             September 30, 1999        September 30, 1999

                               Expected                                                                Implement contingency
                               completion date                                                         plans or other
                               for surveying all                                                       alternatives as
                               third parties: in                                                       necessary, December 31,
                               process                                                                 1999
    -------------------------------------------------------------------------------------------------------------------------

---------------------------
(1) Based upon estimates derived from our detailed master Year 2000 plan. Percentages are approximate and best estimates.
(2) Where systems have been designed with Year 2000 in mind, but not yet validated, a weighted success factor has been included. The assumption is that the system will execute with minimal, if any, remediation. For example, a system not intended to be Year 2000 compliant, would start with a zero weighting factor. A system designed for Year 2000 compliance is considered to be at least 75% completed.
(3) Letters from our key suppliers and payors stating their compliance for critical Year 2000 issues have been placed on file. The Company does not intend to test medical equipment any further.
(4) The category Products does not apply to the Company in general and therefore is not applicable.

                                   Page - 24

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


ITEM 3.   Quantitative And Qualitative Disclosures About Market Risk

At June 30, 1999, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25.0 million. The Company pays a fixed rate of 6.61%. The interest rate differential to LIBOR is received or paid and recognized over the life of the agreement as an adjustment to interest expense. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.


PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

On March 11, 1999, a putative class action complaint was filed against the Company in the United States District Court for the Northern District of Georgia. The Company and certain of its then current officers and directors were named as defendants. To the Company's knowledge, no other putative class action complaints were filed within the sixty day time period provided for in the Private Securities Litigation Reform Act. The plaintiffs and their counsel were appointed lead plaintiffs and lead counsel, and an amended complaint was filed on or about July 22, 1999. The amended complaint also identifies the Company's auditors, Ernst & Young LLP, as a defendant.

In general, the plaintiffs allege that prior to the decline in the price of the Company's common stock on July 28, 1998, there were violations of the Federal Securities Laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures principally related to its reporting of accounts receivable and the reserve for doubtful accounts. The amended complaint purports to expand the class to include all persons who purchased the Company's common stock during the period from July 29, 1997 through and including July 29, 1998. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the Federal Securities Laws; however, there can be no assurance that the Company will not sustain material liability as a result of or related to this shareholder suit.

On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead, Healthmark Partners, LLC, and The Kids and Nurses

                                   Page - 25

Liquidating Trust. In general, the plaintiffs allege that the defendants violated Federal and State (i.e., Tennessee) Securities Laws and committed common law fraud in connection with the Company's purchase of Kids and Nurses, Inc. in November, 1997. The plaintiffs seek actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorneys fees. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of any applicable Federal or State Securities Laws, or any other applicable law; however, there can be no assurance that the Company will not sustain material liability as a result of or related to this shareholder suit.



ITEM 6.  Exhibits and Reports on Form 8-K.


(a)      Exhibits
         --------

         The following exhibits are filed as part of this Report.

         27  Financial Data Schedule

(b)      Report on Form 8-K
         ------------------


         On May 3, 1999, the Registrant filed a Current Report on Form 8-K under Item 5, attaching a copy of a press release issued April 26, 1999, which announced the resignation of Stephen M. Mengert as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company. James M. McNeill, the Company's Chief Accounting Officer was named as his replacement.

                                   Page - 26

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PEDIATRIC SERVICES OF AMERICA, INC.
                                                 (Registrant)

Date:  August 23, 1999                By:     /s/ James M. McNeill
                                          ------------------------------
                                              James M. McNeill
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Secretary
                                              (Duly authorized officer and
                                              Principal Financial Officer)

                                   Page - 27

                               INDEX OF EXHIBITS

                                                                  Page No.
                                                                  --------



     27   Financial Data Schedule................................    29

                                    Page - 28