Form 10-K405
period 1999-09-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2000-01-13
CIK 893430

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---                              ACT OF 1934


                 For the fiscal year ended September 30, 1999

 ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the Transition period from ________ to ______

                        Commission File Number 0-23946

                      Pediatric Services of America, Inc.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      58-1873345
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

      310 Technology Parkway
      Norcross, Georgia                                 30092-2929
-----------------------------------         ------------------------------------
  (Address of principal executive                       (Zip Code)
            offices)

     Registrant's telephone number,  including area code - (770) 441-1580
     --------------------------------------------------------------------

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:
                                                    Common Stock $.01 par value
                                                    Common Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X      No
                            ---        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form
10-K or any amendment to this Form 10-K.      X
                                             ---

The aggregate market value of voting stock held by non-affiliates of the registrant on January 10, 1999, based on a closing price of $0.75 per share, was $4,642,942. As of January 10, 1999, the number of shares of the registrant's Common Stock outstanding was 6,652,005 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on March 8, 2000 is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                           Annual Report on Form 10-K
                  For the Fiscal Year Ended September 30, 1999

                               Table of Contents
                               -----------------

                                     PART I

Item                                                                 Page
Number                                                              Number
--------                                                            ------
1.    Business  ...................................................    3
2.    Properties  .................................................   17
3.    Legal Proceedings  ..........................................   18
4.    Submission of Matters to a Vote of Security Holders  ........   18
4(A). Executive Officers of the Registrant  .......................   18

                                    PART II

5.    Market for the Registrant's Common Stock and Related
      Stockholder Matters  ........................................   19
6.    Selected Financial Data  ....................................   20
7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations  ..................................   21
7(A). Quantitative and Qualitative Disclosures about Market Risk ..   27
8.    Financial Statements and Supplementary Data  ................   27
9.    Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure  ...................................   28

                                    PART III

10.   Directors and Executive Officers of the Registrant...........   28
11.   Executive Compensation.......................................   28
12.   Security Ownership of Certain Beneficial Owners and
      Management  .................................................   28
13.   Certain Relationships and Related Transactions...............   28

                                    PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K  ...................................................   29
SIGNATURES  .......................................................   33
INDEX TO FINANCIAL STATEMENTS .....................................   34
INDEX TO FINANCIAL STATEMENT SCHEDULE .............................   57
INDEX TO EXHIBITS .................................................   59

                                    Page - 2

                                     Part I

Item 1.  Business

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the "Company"). When used in this Annual Report on Form 10-K, the words "may," "could," "should," "would," "believe," "feel," "anticipate," "estimate," "intend," "plan" and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K and those discussed in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company's ability to collect for equipment sold or rented, assimilate and manage previously acquired field operations, collect accounts receivable, including receivables related to acquired businesses and receivables under appeal, hire and retain qualified personnel and comply with and respond to billing requirements issues, including those related to the Company's new billing and collection system could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

The Company is a leading provider of children's health care and related services. Management believes the Company is the nation's largest focused pediatric home health care provider. The Company provides children's health care services through 103 branch offices located in 24 states.

The Company provides a broad range of pediatric health care services and equipment, including nursing, respiratory therapy, rental and sale of durable medical equipment, pharmaceutical services and infusion therapy services. In addition, the Company provides pediatric rehabilitation services, day treatment centers for medically fragile children, pediatric well care services and special needs educational services for pediatric patients. The Company also provides case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other health care providers. The Company's services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. As a complement to its pediatric respiratory and infusion therapy services, the Company also provides respiratory and infusion therapy and related services for adults.

Industry Overview

Health Care Services

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

                                    Page - 3

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

Unlike geriatric home care patients, who typically receive maintenance care, pediatric home care patients are usually treated interventionally, using technologically advanced medical equipment such as ventilators, oxygen delivery systems, nebulizers, sleep apnea monitors and other respiratory equipment. Pediatric patients often also require home infusion therapy for the delivery of pharmaceuticals, especially for the treatment of hemophilia, cystic fibrosis and endocrinology disorders, as well as physical and occupational therapy.

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

Recent Developments

In the fourth quarter of fiscal 1999, the Company's senior management continued implementation of its strategic plan (the "Plan") to improve the Company's

                                    Page - 4
performance. The primary focus of the Plan relating to medical services is to refocus the Company on its core businesses, the pediatric home healthcare and adult respiratory businesses.

The Company also made progress on other operating initiatives contained within the Plan. The closure of identified under-performing locations has been completed; however, the Company continues to experience some delays in the discharge and transfer of care for certain patients. These delays could impact future results of operations.

Although the Plan is expected to reduce operating costs, there can be no assurance that the Company will be able to achieve the expected cost savings from the Plan efforts or will be able to reduce costs without negatively
impacting operations.   For a more detailed status of the internal
organizational and process changes, see information set forth under the caption "Results of Operations" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 of this Annual Report on Form 10-K.

Acquisitions

The Company did not acquire any new businesses during fiscal 1999.

Dispositions

Sale of medical staffing business. On June 30, 1999, the Company sold the assets of its medical staffing business in the Mid-Atlantic Region to Medical Staffing Network, Inc. As part of the implementation of the Company's Plan, this business was defined as part of the non-core activities of the Company. The assets were sold for a total cash price of $1.8 million and the Company recorded a loss of $1.0 million.

Sale of paramedical testing division. On November 1, 1999, the Company completed the sale of the assets of its paramedical testing division to Hooper Holmes, Inc. ("Hooper") pursuant to an Asset Purchase Agreement dated August 30, 1999 by and among the Company, Paramedical Services of America, Inc. and Hooper (the "Asset Purchase Agreement"), as amended by the Amendment to Asset Purchase
Agreement dated as of November 1, 1999 (the "Amendment").   A portion of the
proceeds of the sale were used to pay down to zero all outstanding amounts under the existing Credit Agreement dated August 13, 1998, as amended, with Banc of America Commercial Finance Corporation ("Banc of America CF"), successor to NationsBank, N.A., as Lender and sole credit party (the "Credit Agreement").

The Company's consolidated financial statements for all years presented have been restated to reflect Paramedical Services of America, Inc. as discontinued operations. See Item 8, "Financial Statements and Supplementary Data" on page 27 of this Annual Report on Form 10-K.

The foregoing is not a complete description of the terms of the Asset Purchase Agreement or the Amendment and is subject to and qualified in its entirety by reference to the Asset Purchase Agreement and the Amendment. The terms and conditions of the Asset Purchase Agreement and the transactions contemplated thereby are set forth in the Company's Current Reports on Form 8-K dated September 2, 1999 and November 1, 1999, respectively (the "8-K Reports"), which are incorporated herein by reference. A copy of the Asset Purchase Agreement is filed as Exhibit 2.2 to the Company's 8-K Report dated September 2, 1999 and a copy of the Amendment is filed as Exhibit 2.2 to the Company's 8-K Report dated November 1, 1999. Other information relating to the sale is set forth below and under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 of this Annual Report on Form 10-K.

Credit Agreement

On November 1, 1999, simultaneously with the pay down of the existing Credit Agreement, the Company amended and restated the Credit Agreement (the "Amended and Restated Loan Security Agreement"). Subject to the terms and conditions of the Amended and Restated Loan Security Agreement, the Lender made available a

                                    Page - 5
total credit facility of up to $30.0 million for use by the Company and its subsidiaries from time to time during the term of the Amended and Restated Loan and Security Agreement. The total credit facility is comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit (as defined therein).

The foregoing is not a complete description of the terms of the Amended and Restated Loan Security Agreement and is subject to and qualified in its entirety by reference to the Amended and Restated Loan and Security Agreement, a copy of which was filed as Exhibit 10.21 to the Company's Current Report on Form 8-K dated November 1, 1999, and is incorporated herein by reference.

Class Action and Other Litigation

A description of certain litigation involving the Company is described in Item 3, "Legal Proceedings" on page 18 of this Annual Report on Form 10-K.

Revenue and Collection Initiatives

As a result of slower payment by commercial insurance companies under managed care initiatives, State Medicaid directed changes to documentation and filing requirements and the impact of the Interim Payment System ("IPS") for home care reimbursement under Medicare, the Company has continued to experience increasingly complex billing and documentation requirements, slower reimbursement by payors, increased provisions for doubtful accounts and lower profit margins. In response to these conditions the Company incorporated a number of Revenue and Collection initiatives into its Plan. For further information relating to these initiatives please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Nasdaq SmallCap Listing

On March 18, 1999, the Nasdaq Listing Qualification Panel determined that the Company had not maintained the minimum requirements for continued listing on the Nasdaq National Market. The Panel acknowledged that the Company satisfied all requirements for inclusion on the Nasdaq SmallCap Market and transferred the listing of the Company's Common Stock to the Nasadaq SmallCap Market on March 22, 1999. Unless the Company shows improvement, there is no assurance that the Company will maintain its listing on the Nasdaq SmallCap Market.

Business Strategy

Focus on Pediatric Services.  Pediatric health care services are generally
---------------------------
recognized as a distinct specialty within the health care industry. Recent federal legislation allocated $24 billion of additional funding to qualifying States for health coverage of uninsured children (see "Reimbursement"). The Company has significant experience and expertise in children's health care, particularly with respect to medically fragile children who are dependent on sophisticated medical technology and nursing care. The Company believes that its pediatric focus and expertise provide it with significant sales and marketing advantages. The Company intends to continue to focus on providing relatively high acuity health care services for children.

Provide High Quality, Cost-Effective Care.  The Company emphasizes quality
-----------------------------------------
throughout its organization with respect to both the provision of services and the hiring and training of clinical personnel. Moreover, the Company believes that its ability to coordinate and deliver a full range of services in a non-institutional setting and its experience and expertise in caring for medically fragile children result in superior and cost-effective medical outcomes. The Company intends to continue to emphasize and enhance the quality and cost-effectiveness of its services. The Company's goal is to be the nation's leading provider of children's health care services.

Realization of Operating Efficiencies and Internal Growth.  The Company
---------------------------------------------------------
currently has 103 pediatric health care branch offices in 24 states. In the past, the Company has extended its geographic presence by acquisition to enable the Company to obtain more referrals from large insurance companies and other third party payors and to provide operating efficiencies. While the Company believes that it has realized more referrals because of its national presence, the Company has suspended acquisition plans and intends to aggressively pursue referrals in its more

                                    Page - 6
profitable product lines by increased emphasis on strengthening its infrastructure, new managed care contracts and sales and marketing. The Company will continue to focus on the realization of operating efficiencies, improving billing and collection activities and internal profitability and growth.

Focus on Cash Collections.  The Company also intends to continue aggressive
-------------------------
collection efforts. Specifically, the Company has hired and will continue to hire additional experienced reimbursement personnel and reorganized the billing and collection department to improve collections. In addition, the legal and managed care departments are working closely with the reimbursement department to more quickly identify and resolve collection problems. A Company task force has been formed to resolve large dollar collection problems and implement new procedures for corporate and field personnel to correct identified problem areas.

Services and Operations

General

The Company provides a broad range of health care services principally for children and, to a lesser extent, young adults and geriatric patients. The following table summarizes the percentages of net revenue to total net revenue of each major category of service from continuing operations offered by the Company for the periods indicated:


                                                                     Year Ended September 30,
                                                  ---------------------------------------------------------------
                                                         1999                   1998                  1997
                                                  -------------------    -------------------   ------------------
(In thousands)                                     Revenue    % Total     Revenue    % Total    Revenue   % Total
--------------                                    ---------   -------    ---------   -------   ---------  -------
Pediatric Home Health Care
Nursing....................................       $ 91,217      42.6%     $ 93,248     42.0%    $ 65,927     37.0%
Respiratory Therapy Equipment..............         23,705      11.1        24,299     10.9       22,918     12.9
Home Medical Equipment.....................          2,983       1.4         3,293      1.5        2,566      1.4
Pharmacy and Other.........................         35,911      16.7        34,563     15.6       29,151     16.4
                                                  --------     -----      --------    -----     --------    -----
   Total Pediatric Home Health Care........        153,816      71.8       155,403     70.0      120,562     67.7

Adult Home Health Care
Nursing....................................         18,207       8.5        18,254      8.2       21,900     12.3
Respiratory Therapy Equipment..............         22,071      10.3        22,614     10.2       21,719     12.2
Home Medical Equipment.....................          6,378       3.0         6,309      2.8        5,041      2.8
Pharmacy and Other.........................         13,881       6.4        19,602      8.8        8,757      5.0
                                                  --------     -----      --------    -----     --------    -----
   Total Adult Home Health Care............         60,537      28.2        66,779     30.0       57,417     32.3
                                                  --------     -----      --------    -----     --------    -----
Total......................................       $214,353     100.0%     $222,182    100.0%    $177,979    100.0%
                                                  ========     =====      ========    =====     ========    =====

Pediatric Health Care Services

Pediatric Nursing Services.  The Company's pediatric nursing services consist
--------------------------
primarily of private duty home nursing care for pediatric patients with illnesses and conditions such as bronchopulmonary dysplasia, digestive and absorptive diseases, congenital heart defects and other cardiovascular disorders, cancer, cerebral palsy, cystic fibrosis, chronic pulmonary disease (e.g., bronchitis and asthma), endocrinology disorders, hemophilia, orthopedic conditions and post surgical needs. Pediatric nursing care typically begins upon the patient's discharge from the hospital. Under a prescription or care plan developed by the patient's physician, the Company's personnel monitor the condition of the child, administer medications and treatment regimens, provide enteral and other forms of tube feeding, monitor and maintain ventilators, oxygen and other home medical equipment, monitor and administer pain management, provide daily care, including baths, hygiene and skin care, conduct physical, occupational and other forms of prescribed therapy, and coordinate other forms of medical care necessary for the child.

Private nursing care is often provided up to 24 hours per day for extended periods of time. The Company estimates that its pediatric patients require private duty nursing care for an average of eight months with length of daily care averaging 10 to 11 hours. The Company's nurses emphasize education of the care givers of the child in order to maximize the independence of the child and the family. Through this educational process, the length of the daily

                                    Page - 7
private duty care can be modified as the child's condition improves or stabilizes and the parents or care givers assume a more active role in the care of the child. Depending on the illness or condition of the child, the Company may continue to provide nursing visits, respiratory therapy and other medical equipment services and pharmaceutical services after it discontinues private duty nursing care.

The Company has more than 6,750 registered or licensed pediatric nurses and therapists on its active nursing registries. Due to the special needs and acuity of care of pediatric patients generally, the Company requires that its nurses and therapists have training with pediatric patients. Most of the Company's nurses have expanded pediatric experience.

Although nursing services traditionally have provided the Company with lower profit margins than some of the Company's other services, referral sources generally make arrangements for nursing services before making arrangements for other health care services such as equipment or infusion, necessary for the discharge of a medically fragile child from the hospital. Consequently, a high quality nursing service can facilitate marketing of the Company's higher margin pediatric product lines. The Company intends to continue to monitor the number of its branch offices that provide pediatric nursing services as the Company focuses on further developing its pediatric business.

Pediatric Respiratory Therapy Equipment and Services.  The Company provides
----------------------------------------------------
respiratory therapy equipment services to pediatric patients in the home. The services include (i) the rental, sale, delivery and setup in accordance with physician prescriptions of equipment, such as ventilators, oxygen concentrators, liquid oxygen systems, high pressure oxygen cylinders, apnea monitors and nebulizers, (ii) periodic evaluation and maintenance of the equipment and (iii) delivery and setup of disposable supplies necessary for the operation of the equipment. The Company provides these services to patients with a variety of conditions, including chronic pulmonary diseases, neurologically related respiratory problems, cystic fibrosis, congenital heart defects and cancer. The Company utilizes skilled registered respiratory therapists and certified respiratory therapy technicians to provide these services. The Company also provides training to patients and the families in equipment use and a 24-hour repair service through emergency on-call technicians.

Pharmacy and Infusion Therapy.  The Company provides pharmaceutical products and
-----------------------------
related specialty infusion therapy services for its patients. Infusion therapy involves the administration of nutrients, antibiotics and other medications intravenously or through feeding tubes. The number of therapies that can be administered safely in the home has increased significantly in recent years because of technological innovations in infusion equipment and advances in drug therapy. Consequently, a broad range of infections and diseases which would otherwise have required patients to be hospitalized are considered treatable in the home. These in-home therapies reduce the need for emergency room visits for infusion therapy, and are popular with patients, their families, referring physicians and payors.

The Company provides a range of pharmacy and infusion therapies, including antibiotic and other anti-infective therapies, enteral and total parenteral nutrition therapy, pain management therapy, hemophilia therapy, immunomodular therapy and chemotherapy. The Company also provides specialty infusion therapies intended to meet the needs of patients with a variety of serious infections such as osteomyelitis, bacterial endocarditis, cellulitis, septic arthritis, wound infections and recurrent infections associated with the kidney and urinary tract and AIDS. The Company also provides specialty infusion therapy to terminally or chronically ill patients suffering from acute or chronic pain, patients with impaired or altered digestive tracts due to gastrointestinal illness, patients suffering from various types of cancer, patients requiring treatment for congestive heart failure and patients with chronic conditions such as hemophilia, cystic fibrosis and endocrinology disorders. The Company's specialty infusion therapy services are administered by its nursing staff. The Company currently supports the home infusion therapy market through seven regional pharmacy locations.

The Company also operates a mail order medication service that provides physician-prescribed unit dose medications to respiratory therapy patients. The Company offers its patients medication in a premixed unit dose form as well as professional clinical support and claims processing. The Company employs licensed pharmacists to assist with its unit dose medication services business.

                                    Page - 8

Pediatric Home Medical Equipment and Services.  The Company provides rentals,
---------------------------------------------
sales and service of home medical equipment. These services are provided to patients upon their discharge from the hospital as well as after the Company's nursing services are no longer required. Home medical equipment provided by the Company includes wheelchairs, home care beds and ambulatory aids. The Company currently has 45 locations that provide rentals of home medical equipment as well as mail order programs for the provision of a broad range of home health care equipment.

Prescribed Pediatric Extended Care ("PPEC").  The Company currently has six PPEC
-------------------------------------------
centers in Florida and Georgia. These centers provide, among other services, daily medical care and physical, occupational and other forms of therapy for medically fragile children. The children receive nursing supervision and/or physical and other therapies in a setting which allows for socialization and education of the children. The Company utilizes skilled registered therapists to perform these services in the home or through the Company's pediatric day treatment centers.

Young Adult and Geriatric Health Care Services

The Company generally offers young adult patients similar health care services provided to pediatric patients. The Company's young adult patients are being treated for disorders such as muscular dystrophy, cystic fibrosis, hemophilia, cardiovascular disorders and cancer, as well as serious disabilities from near drowning incidents and accidents and other forms of trauma involving spinal cord or other injuries. Frequently, the Company's young adult patients receive home care as a continuation of a pediatric home care treatment regimen.

The Company's geriatric home care patients generally require the lowest acuity of care and have shorter periods of service and shorter periods of daily care than either the Company's pediatric or young adult patients. Few of these patients receive nursing services. Most of these patients receive maintenance care for end-of-life conditions such as emphysema or other pulmonary disorders, neurological diseases and renal diseases. Services are provided during short home visits by respiratory therapists or technicians. Although some of the Company's geriatric home care patients receive higher acuity intervention care, these services are more likely to be provided in an institutional setting.

Recruiting, Training and Retention of Professional Staff

The Company's pediatric services are provided by skilled pediatric nurses and skilled respiratory therapists. Nurses generally have a minimum of one year prior NICU or PICU experience, a nursing license and current CPR certification. Each nurse must pass a written pediatric and medication exam and provide employment references. Therapists generally have a minimum of one year prior experience and current CPR certification, and must provide employment references as well. Under the Company's pediatric nursing training program, nurses are required to attend an orientation program where they are trained in aspects of home health care, such as equipment use, which differ from institutionally provided health care. If qualified, nurses receive additional training in the use of ventilators and other home respiratory equipment. The Company requires its nurses to attend continuing education sessions on safety and techniques in home health care. Further, the Company offers its nurses periodic continuing education courses and professional seminars on various topics in home health care to assist in the retention of qualified personnel. As of September 30, 1999, the Company had over 6,750 licensed or credentialed nurses and therapists on its staff and active registries.

To provide a qualified, reliable nursing and therapy services staff, the Company continuously recruits professional nurses and technical specialists, and trains and offers benefits and other programs to encourage retention of these professionals. The Company recruits primarily through advertising, employment fairs, direct contact with community groups and employment programs and uses bonuses and other benefit programs to encourage new employee referrals by existing employees. The Company has in the past recruited pediatric nurses who have cared for a patient in the hospital to continue to provide care for such patient in the home through part-time or full-time employment with the Company. However, the home health industry has been experiencing difficulties in recruiting qualified nurses due primarily to skills shortages and cutbacks in the number of student nurses and training.

                                    Page - 9

Furthermore, current indications suggest that the supply of licensed nurses will continue to decline in the foreseeable future.

Quality Assurance

The Company has an established quality assurance program for the implementation and monitoring of service standards. The Company's quality assurance program includes audits, surveys, assessments and evaluations as well as other measures designed to ensure compliance with the documentation and operating procedures required by federal, state and local law as well as Company internal standards. The Company's officers oversee the results of these quality assurance audits and implement changes where necessary.

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

The Company maintains an internal audit function which reports to the Audit Committee of the Board of Directors.

Case Administration

Prior to providing services to a patient, the Company coordinates with the patient's physicians, third-party payors, case managers and other referral sources. In order to accomplish this coordination, the Company has developed and implemented case management and clinical coordination functions.

Case Management.  The Company maintains a case management service department
---------------
designed to assure the cost-effective delivery of high quality care to the Company's highest acuity patients. This department acts as the central point for coordination of services and benefits for patients referred by insurance companies. The Company assigns a case manager to review the patient's insurance status to determine coverage and relevant reimbursement criteria. The case manager contacts the relevant third-party payors to negotiate the services that will be covered and the applicable rates. The case manager then communicates with the Company's billing and collection department to assist in accurate billing. The case manager also assists in resolving disputes that may arise between the Company and third-party payors.

Clinical Coordination.  The Company assigns a clinical coordinator to higher
---------------------
acuity patients, typically before the patient is discharged from the hospital. The clinical coordinator works with the physician, case manager or other referral source to arrange all home health care services needed by the patient.

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

The Company also promotes referrals by seeking to arrange preferred provider contracts with managed care companies. The Company has established preferred provider arrangements that are both national and regional in

                                   Page - 10
scope. The contracts typically designate the Company as a preferred provider of certain services in select areas but do not establish an exclusive relationship. The preferred provider contracts typically set forth a range of services that the Company may provide and the applicable rates for such services. The contracts also specify required billing and claims procedures, record maintenance policies and other requirements. The Company has not entered into any contracts with health maintenance organizations or other third-party payors that require services to be rendered on a risk-sharing or capitated basis.

The Company believes that JCAHO accreditation of its branch offices is an important factor in its sales and marketing efforts. The Company also believes that its focus on pediatric health care services combined with management's experience in rendering these services provides the Company with a significant sales and marketing advantage.

Billing and Collection

The Company derives substantially all of its health care net revenue from commercial insurance, other private third-party payors, Medicare and Medicaid. The current reimbursement environment is complex, involving multiple payors with differing coverage and reimbursement policies. Management of accounts receivable, through effective billing, collection and reimbursement procedures, is critical to the financial success of health care service providers due to lengthy reimbursement periods. A delay in reimbursement could materially adversely affect the Company's financial condition. The Company's reimbursement specialists work closely with the branch offices and third-party payors. Each specialist is responsible for ensuring the adequacy of the documentation, submitting the documentation and claims to third-party payors and expediting payment.

Local Office Network

The Company currently provides its health care services through a network of 103 branch offices located in 24 states. The Company seeks to address local market needs through its branch office network. Each branch office conducts local marketing efforts, negotiates contracts with local referral sources, recruits personnel and coordinates patient care. The Company believes that the business of providing health care services is most effective if each branch office is allowed to operate as a local business targeting services to, and reacting to the needs of, the local community. The Company provides its branch office managers with training, comprehensive policies and procedures and standardized operating systems, while allowing them sufficient autonomy to address local needs.

Corporate Compliance Program

The Company's corporate compliance program has continued to focus its efforts in the areas of fraud and abuse avoidance, auditing and monitoring of legal compliance, training of Company employees and providing support and guidance for employees as they strive to be compliant with laws governing the Company. The compliance program has been active in establishing several training programs relating to proper documentation, and has provided inservice education regarding compliance to substantially all employees. The corporate compliance program has also been instrumental in the development and implementation of the Company's compliance efforts at the field level. In addition, the Company has established a toll-free Compliance Hotline to assist in its commitment to ethical conduct throughout the Company. The telephone number is (800) 408-4442. Everyone, including employees, vendors, contractors and agents is encouraged to use this confidential means of communication to report any compliance issues.

The corporate compliance officer reports directly to the Company's Board of Directors, and their activities have been focused in the area of building a strong regulatory compliance program with measurable auditing tools. Emphasis in the areas of employee education regarding honesty, respect and responsibility are of continuing importance to the Company's compliance program.

Management Information Systems

The business of the Company is dependent in part upon its ability to store, retrieve, process and manage billing and

                                   Page - 11
collection information for each patient. The Encore system provides substantially all the Company's locations with immediate access to patient information and performs substantially all necessary billing and collection services.

During fiscal 1999, the Company's information systems department focused on its priorities to support the Plan. Significant resources were expended to insure compliance with Year 2000 related issues. The Company's frame relay network was upgraded, Encore's programs, procedures and database and development language were remediated for Year 2000.

The Company has continued to make improvements in billing functionality to comply with payor contract requirements. The Company also implemented additional improvements in electronic billing capabilities during fiscal 1999. The Company plans to extend electronic invoicing to more payors and product lines as part of the Plan.

There can be no assurance that the Company's information systems will continue to perform as expected, or that further development will not be required. Failure of such systems to perform as expected, could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Compliance

Specific information relating to the Company's Year 2000 efforts is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 21 of this Annual Report on Form 10-K.

Reimbursement

The Company focuses its health care marketing efforts on patients with private insurance; however, the Company has experienced a trend in recent years toward a higher percentage of government payor revenues over private payor revenues. Due to the nature of the Company's business, many of its patients rely on Medicare and Medicaid for health coverage.

The following are the approximate percentages of the Company's net revenue from continuing operations attributable to reimbursement from various payors of the health care services the Company currently provides, for the periods presented:


                                                                    Year Ended                   Year Ended
                Payor                                           September 30, 1999           September 30, 1998
                -----                                       --------------------------  ----------------------------
Commercial Insurance and Other Private Payors.............              57%                           59%
Medicaid and Other State Programs.........................              36%                           32%
Medicare and Other Federal Programs.......................               7%                            9%
                                                                       ---                           ---
          Total...........................................             100%                          100%
                                                                       ===                           ===

During the past decade, federal and state governments and private payors have taken extensive steps intended to contain or reduce the costs of health care. These steps have included, among others, reduced reimbursement rates, changes in services covered, increased utilization review of services, negotiated prospective or discounted contract pricing and adoption of a competitive bid approach to service contracts. Cost containment efforts are expected to continue in the future. Home health care, which is usually less costly than hospital-based care, generally has benefited from certain of these cost containment efforts. As expenditures on home health care services grew, however, initiatives aimed at reducing the cost of health care delivery in non-institutional settings have increased. Many state Medicaid programs, in an effort to contain the cost of health care and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Likewise, the federal government through legislation and regulation has acted repeatedly to limit expenditures for health care, including home health services and home medical equipment. Similar initiatives are expected to continue in the future. A significant change in coverage or a reduction in payment rates for the types of services provided by the

                                   Page - 12

Company could have a material adverse effect upon the Company's business.

Legislation

The 1997 Balanced Budget Act (BBA 1997) contains provisions intended to significantly reduce Medicare reimbursement to the home health industry by converting the Medicare home health payment methodology to a case-mix adjusted prospective payment system (PPS). PPS would end cost-based reimbursement, which is considered to create incentives to increase utilization. As a transition to PPS, BBA 1997 mandated an interim payment system (IPS) initially to be in effect for two years, designed to constrain substantially the growth in Medicare home health expenditures. In addition, BBA 1997 required that home health and home medical equipment companies post surety bonds in specified amounts and that billing for durable medical equipment and medical supplies be consolidated. BBA 1997 also mandated reductions in oxygen equipment reimbursements. These requirements are administered and regulated by the Health Care Financing
Administration (HCFA).   According to the Congressional Budget Office (CBO) in
1997, the BBA 1997 changes in Medicare's home health reimbursement were designed to achieve savings of $16.2 billion over five years. The most recent CBO projections, however, indicated that the resulting spending savings would be $47.9 billion over the same period. As a result, Congress acted quickly to modify somewhat, the IPS payment methodology.

Additional federal legislation further ameliorating the impact of BBA 1997 was signed into law by President Clinton on November 29, 1999 (the Medicare Balanced Budget Refinement Act). According to its provisions, a home health agency will be paid an additional $10.00 for each Medicare beneficiary to whom it provides services in cost reporting periods beginning in year 2000, to defray the cost of collecting and electronically reporting Outcome and Assessment Information Set (OASIS) data. Further, the General Accounting Office will be required to report to Congress on the cost to home health agencies of compliance with OASIS data gathering requirements and the effect of those requirements on the privacy interests of patients. An additional 15% reduction in home health reimbursement, that has been scheduled to go into effect October 1, 2000 if PPS was not implemented, was repealed. Second, a 15% cut in PPS reimbursement (originally scheduled for October 1, 2000) was postponed until after the first twelve months of PPS, whenever that system is implemented. Additionally, the Department of Health and Human Services (HHS) is required to report to Congress six months after the implementation of PPS on the need for this 15% reduction or any reduction. A temporary increase in the consumer price index for durable medical equipment and oxygen supplies was implemented and consolidated billing was eliminated for durable medical equipment but retained for medical supplies. Per-beneficiary limits were increased for some agencies. In addition, surety bonds were limited to four years, with additional discretion granted, and set at the lower of $50,000 or 10% of aggregate annual payments under Medicare and Medicaid.

The Company believes that health care reform initiatives are likely to continue in the future. There can be no assurance that such future reform initiatives will not materially and adversely affect the business and financial condition of the Company.

Commercial Insurance.  The Company provides its services on a fee-for-service
--------------------
basis to patients covered by commercial insurance as well as self-funded employer plans. In some instances, services are rendered pursuant to fees negotiated with insurance companies under preferred provider contracts. The Company has not entered into any contracts with health maintenance organizations or other insurance companies that require services to be rendered on a risk-sharing or capitated basis.

Medicaid Programs.  Medicaid (Title XIX of the Social Security Act), enacted in
-----------------
1965, authorizes Federal grants to States for medical assistance to low-income persons who are age 65 or over, blind, disabled, or members of families with dependent children or qualified pregnant women or children. The program is jointly financed by the Federal and State governments and administered by the States. Within broad Federal rules, each State decides eligible groups, types and range of services, payment levels for services, and administrative and operating procedures. Payments for services are made directly by the States to the individuals or entities that furnish the services.

Medicare Program.  Medicare is a federally funded health insurance program that
----------------
provides health insurance coverage for persons age 65 and older, certain disabled persons under age 65, and persons of any age with chronic

                                   Page - 13
end-stage renal disease. The United States Congress enacted the Medicare program in 1965 as Title XVIII of the Social Security Act. The program consists of two separate insurance programs: (i) "Hospital Insurance," established in Part A of the Social Security Act, provides certain benefits covering inpatient hospital, skilled nursing facility, home health and hospice services, and (ii) "Supplementary Medical Insurance," established in Part B of the Social Security Act, provides benefits in the areas of outpatient hospital visits, physician services, outpatient services, surgical supplies, braces, ambulance services, pneumococcal and hepatitis B vaccine, and blood clotting factors for hemophiliac patients, home medical equipment and prosthetic devices.

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

Part A providers are required to sign provider agreements to participate in Medicare. Because a home health PPS methodology has not yet been developed, the Medicare Part A home health benefit currently is reimbursed under IPS, which is expected to be in place until at least October 2000. IPS contains a number of elements designed to substantially reduce Medicare's home health expenditures, including per-visit cost limits and per patient caps. The Company is required to file an annual cost report for those branch offices performing services under Part A and for the Company's home office.

Under Medicare Part B, the beneficiary must pay an annual deductible amount before Medicare will make any payments. After the Medicare Part B deductible is satisfied, Medicare ordinarily will pay 80% of the Medicare approved payment amount, and the beneficiary is responsible for paying the remaining 20%. Medicare has developed approved forms for submission of bills and claims.

The effect that these changes ultimately will have on the home health industry cannot be quantified at this time, and there can be no assurance that these and other changes mandated by BBA 1997 and the Congressional reform package of November 1999 will not materially and adversely affect the business and financial condition of the Company.

Competition

Pediatric and Other Health Care.  The markets for the Company's health care
-------------------------------
services are highly competitive and are divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. In addition to competing with other home health care companies focusing on providing services to pediatric patients, the Company competes with several large national home health care companies that, while not focusing primarily on the pediatric patient, provide pediatric home health care services as part of a broader service offering. Certain of the Company's competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than the Company and may, in certain locations, possess licenses or certificates that permit them to provide services that the Company cannot currently provide. There can be no assurance that the Company will not encounter increased competition in the future that could limit the Company's ability to maintain or increase its business and could adversely affect the Company's operating results.

In addition to its traditional competitors, other types of health care providers, including hospitals, physician groups and home health agencies, have entered, and may continue to enter, the Company's business. Relatively few barriers to entry exist in the home health care industry in states that do not require a certificate of need.

The Company competes for referrals primarily based on quality of care and service, reputation with referring health care professionals, ability to develop and maintain contacts with referral sources and price of services. The Company believes that its specialization in pediatric home health care, as well as its coordinated care approach to home health care services, broadens its appeal to local health care professionals and to managed care organizations. There can be no assurance that the Company will not encounter increased competition in the future that could limit

                                   Page - 14
the Company's ability to maintain or increase its business and could adversely affect the Company's operating results.

Regulation

General.  The Company's health care services business is subject to extensive
-------
and frequently changing state and federal regulation.   The Company is subject
to state laws governing and regulating several aspects of its business, including home health care, durable medical equipment and home infusion therapy services (including certificates of need and license requirements in certain states) and dispensing, distributing and compounding of prescription products. The Company also is subject to certain state laws prohibiting the payment of remuneration for patient or business referral and the provision of services where a financial relationship exists between a referring physician and the entity providing the service. Federal laws governing the Company's activities include regulations of pharmacy operations and regulations under the Medicare and Medicaid programs relating to, among other things, certification of home health agencies and reimbursement. In addition, federal fraud and abuse laws prohibit or restrict, among other things, the payment of remuneration to parties in a position to influence or cause the referral of patients or business.

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

Medicare and Medicaid Regulations.  As a provider of services to the Medicare
---------------------------------
and Medicaid programs, the Company is subject to federal and state laws and regulations governing reimbursement procedure and practices. These laws include the Medicare and Medicaid fraud and abuse statutes and regulations, which prohibit the payment or receipt of any form of remuneration in return for referring business or patients to providers of services for which payments are made by a government health care program. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Medicare and Medicaid programs and imprisonment. In addition, the Government enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), expanding the government's fraud and abuse enforcement powers. HIPPA, among other provisions, expands the Government's efforts for prosecuting fraud and abuse beyond Medicare and Medicaid to all payors; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted. These laws also include a prohibition on referrals contained in the Omnibus Budget Reconciliation Act of 1989 (Stark I), which prohibits referrals by physicians to clinical laboratories where the physician has a financial interest and further prohibitions contained in the Omnibus Budget Reconciliation Act of 1993 (Stark II), which prohibits such referrals for a more extensive range of services, including home health and the supply of durable medical equipment. While regulations interpreting Stark I have been issued, regulations interpreting Stark II remain in proposed form to date. In addition, various federal and state laws impose civil and criminal penalties against participants in the Medicare or Medicaid programs who make false claims for payment for services or otherwise engage in false billing practices.

Many states also have statutes prohibiting the payment or receipt (or the offer of) anything of value in return for, or to induce, a referral for health care goods or services. In addition, there are several other statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these state laws vary from state to state, are often vague and have sometimes been

                                   Page - 15
interpreted inconsistently by courts and regulatory agencies. Private insurers and various state enforcement agencies also have increased their scrutiny of health care providers' practices and claims, particularly in the home health and home medical equipment areas.

In recent years, enforcement of federal fraud and abuse laws, and regulatory scrutiny generally, have increasingly focused on the home health care industry. For example, the government has implemented Operation Restore Trust, a federal investigatory initiative focused on home health, home medical equipment and skilled nursing facility providers. It has also implemented "Wedge" audits, which involve a review of a small sample of patient records to identify non-compliance. Any adverse findings under these types of audits can result in adjustments in future payments. There can be no assurance that the Company will not become the subject of a regulatory or other investigation or proceeding or that its interpretations of applicable health care laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to the Company, diversion of management's time and attention, and could have a material adverse effect on the Company.

Medicare Certification.  Federal regulations governing the Medicare program are
----------------------
also applicable to the Company. Regulations for Medicare reimbursement include an annual review of health care facilities and personnel and provide criteria for coverage and reimbursement. The Company is Medicare certified to provide nursing services in 12 states.

Permits and Licensure.  Many states require licensure of companies providing
---------------------
pharmacy services, home health care services, home infusion therapy products and services and other products and services of the type offered by the Company.
The Company currently is licensed as a home health agency in 14 states, is licensed as a home care agency in 6 states and is licensed as a pharmacy in 31 states. The Company provides unit dose medications by mail order to various states. The Company has obtained or, in certain cases, is in the process of obtaining, licenses for its mail order services from such states.

Certificates of Need.  Approximately 14 states require companies providing home
--------------------
health care services, home infusion therapy and other services of the type offered by the Company to have a certificate of need issued by the state's health planning agency. Certificates of need are often difficult to obtain and in many instances are not obtainable at all (because an area is determined to be adequately served by existing providers or for other reasons). If the Company commences operations in a state, or expands its operations in a state where it is currently operating, and those operations require a certificate of need, the Company will be required to obtain a certificate of need with respect to those operations. There can be no assurance that the Company will be able to obtain other required certificates of need, and, if so required, the Company will incur expenses in connection with attempting to obtain a certificate of need.

Other Proposed Regulations

Certain other regulations which may increase the cost to the Company of service delivery have been proposed. The Occupational Safety and Health Administration
(OSHA) issued a proposed rule for an ergonomics program standard in November 1999. The rule is specific to work-related injuries and establishes new workplace requirements, which, if enacted, will impact home health agencies and their employees. The proposed rule estimates the yearly cost per home health agency at $8,643.00. Additionally, proposed rules governing privacy of medical information stored or transmitted electronically were published in November 1999, under the President's administrative authority. These rules, if enacted, are likely to increase the cost of health care services, including those provided by the Company. These and other such regulations could have an adverse effect on the Company.

Health Care Reform

In recent years, the health care industry has undergone significant changes driven by various efforts to reduce costs, including efforts at national health care reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of health care distribution companies and collective purchasing arrangements by office-based health care practitioners. The impact of third-party pricing pressures and low barriers to entry have dramatically reduced profit margins for health care providers. Continued growth in managed care and capitated

                                   Page - 16
plans have pressured health care providers to find ways of becoming more cost competitive. This has also led to consolidation of health care providers in the Company's market areas. The Company's inability to react effectively to these and other changes in the health care industry could adversely affect its operating results. The Company cannot predict whether any health care reform efforts will be enacted and what effect any such reforms may have on the Company or its customers and suppliers.

In addition, political, economic and regulatory influences are subjecting the health care industry in the United States to extensive and dynamic change, and many competing proposals have been introduced in Congress and various state legislatures to reform the present health care system. It is possible that health care reform at the federal or state level, whether implemented through legislation or through action by federal or state administrative agencies, would require the Company to make significant changes in the way it conducts business. Certain aspects of health care reform such as proposed reductions in Medicare and Medicaid payments, if successfully developed and adopted, could have a material effect upon the Company's business. The Company anticipates that Congress and state legislatures will continue to review and assess alternatives to health care delivery and payment methodologies, and public debate of these issues will likely continue in the future. It is not possible at this time to predict what, if any, further reforms will be adopted, or when such reforms will be adopted and implemented. No assurance can be given that any such reforms will not have a material adverse effect upon the Company's business, results of operations, and financial condition.

Further, provisions in BBA 1997, as modified by the Medicare Balanced Budget Refinement Act, have significantly impacted Medicare-reimbursed home health services. The current reimbursement system for home health services will remain in effect for an undetermined period until the implementation of the proposed PPS.

These and any further changes in laws impacting oxygen services and supplies could have an impact on the Company's business. In addition, the effect that these changes ultimately will have on the home health industry cannot be quantified at this time. There can be no assurance that these and other changes mandated by BBA 1997, even in view of the November 1999 Medicare Balanced Budget Refinement Act, will not adversely affect the business and financial condition of the Company.

Employees

As of September 30, 1999, the Company's health care and related services operations employed, or had on registry over 6,750 licensed or credentialed nurses, therapists and pharmacists, and approximately 1,200 full-time employees and 300 part-time employees. The Company believes that its relationship with its employees is good.

Environmental Matters

Medical facilities are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations, such as air and water quality control requirements, waste management requirements and requirements for training employees in the proper handling and management of hazardous materials and wastes. The typical branch office facility operations include, but are not limited to, the handling, use, storage, transportation, disposal and/or discharge of hazardous, toxic, infectious, flammable and other hazardous materials, waste, pollutants or contaminants. These activities may result in injury to individuals or damage to property or the environment and may result in legal liability damages, injunctions, fines, penalties or other governmental agency actions. The Company is not aware of any pending or threatened claim, investigation or enforcement action regarding environmental issues which, if determined adversely to the Company, would have a material adverse effect upon the capital expenditures, earnings, or competitive position of the Company.

Item 2.  Properties

The Company's principal executive offices are located in Norcross, Georgia and consist of approximately 60,000 square feet of office space. The lease term on the facility expires in 2008. The Company's health care operations include 103 branch offices in 24 states. Branch offices typically are located in office parks or complexes and average approximately 2,500 square feet. Generally, each health care facility is a combination warehouse and

                                   Page - 17
office. Lease terms on branch offices are generally three years or less. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

Item 3.  Legal Proceedings

On March 11, 1999, a putative class action complaint was filed against the Company in the United States District Court for the Northern District of Georgia. The Company and certain of its then current officers and directors were named as defendants. To the Company's knowledge, no other putative class action complaints were filed within the 60 day time period provided for in the Private Securities Litigation Reform Act. The plaintiffs and their counsel were appointed lead plaintiffs and lead counsel, and an amended complaint was filed on or about July 22, 1999. In the amended complaint, the Company's auditors, Ernst & Young LLP, were also named as a defendant.

In general, the plaintiffs allege that prior to the decline in the price of the Company's Common Stock on July 28, 1998, there were violations of the Federal Securities Laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures principally related to its reporting of accounts receivable and the reserve for doubtful accounts. The amended complaint purports to expand the class to include all persons who purchased the Company's common stock during the period from July 29, 1997 through and including July 29, 1998. On October 8, 1999, the Company and the individuals named as defendants moved to dismiss the amended complaint on both substantive and procedural grounds. The motion is currently pending before the Court.
The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the Federal Securities Laws.

On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, K&N, Inc. In general, the plaintiffs allege that the defendants violated Federal and State (i.e., Tennessee) Securities Laws and committed common law fraud in connection with the Company's purchase of Kids and Nurses, Inc. in November, 1997. The plaintiffs seek actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorney's fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal securities laws, and added claims under Georgia's securities laws. The plaintiffs also filed a brief in response to the Company's motion to dismiss. The motion to dismiss is currently pending before the Court. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of any applicable Federal or State Securities Laws, or any other applicable law.

In the opinion of the Company's management, the ultimate disposition of these two lawsuits should not have a material adverse effect on the Company's financial condition or results of operations, however, there can be no assurance that the Company will not sustain material liability as a result of or related to these lawsuits.

Item 4.  Submission of Matters to a Vote of Security

During the fourth quarter of the Company's fiscal year ended September 30, 1999, no matter was submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

Item 4(A).  Executive Officers of the Registrant

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company including their ages as of December 29, 1999, their principal occupations for at least the past five years, the year in which each was elected and any directorships held by them in other public companies.

Joseph D. Sansone (56) has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its formation in 1989. From 1987 until the formation of the Company, Mr. Sansone was President

                                   Page - 18
of Ambulatory Services of America, Inc. ("ASA"), a wholly-owned subsidiary of Charter Medical, the Company's former parent. Prior to joining Charter Medical, Mr. Sansone was employed by American Medical International, Inc. ("AMI"). From 1985 to 1987, Mr. Sansone also served as Vice President of AMI Home Health Equipment Centers, a division of AMI specializing in durable medical equipment sales and rentals.

James M. McNeill (41) joined the Company in 1996. Mr. McNeill has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since April, 1999. Mr. McNeill served as Chief Accounting Officer of the Company from July, 1997 to April, 1999. Prior to joining the Company, Mr. McNeill was employed in a senior financial management position in the agribusiness industry from 1991 to 1995.


                                    Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

At January 10, 2000, there were approximately 105 shareholders of record and an estimated 1600 beneficial owners holding stock in nominee or "street" name. The Company has paid no dividends on its Common Stock. The Company intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Price Range of Common Stock

The Company's Common Stock trades on the Nasdaq SmallCap Market under the Symbol "PSAI". The following table sets forth the quarterly high and low closing sale prices for the Common Stock for the periods indicated through September 30, 1999 as reported by Nasdaq.

                                High                Low
---------------------------------------------------------
1999
First Quarter                  $ 5.44              $ 2.13
Second Quarter                 $ 3.69              $ 1.13
Third Quarter                  $ 2.25              $ 1.25
Fourth Quarter                 $ 1.88              $ 1.00

1998
First Quarter                  $19.13              $18.25
Second Quarter                 $21.50              $20.38
Third Quarter                  $15.50              $14.88
Fourth Quarter                 $ 3.44              $ 3.25

                                   Page - 19

Item 6.   Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA

===================================================================================================================================
(in thousands, except per share data)
Year ended September 30,                                    1999             1998            1997           1996          1995
------------------------------------------------------------------------------------------------------------------------------------
Statement of operations data (1)(2):
Net revenue.........................................      $214,353         $222,182        $177,979      $144,798        $99,695
Operating salaries, wages and employee benefits.....       103,687          109,720          86,903        71,270         49,289
Other operating costs...............................        74,785           73,339          52,613        43,752         28,509
Corporate, general and administrative...............        18,509           16,370          12,885        10,784          7,217
Provision for doubtful accounts.....................        21,587           22,963           6,239         4,708          3,164
Depreciation and amortization.......................         8,826            7,824           5,924         4,720          3,529
Impairment of intangible assets.....................        29,464              -               -             -              -
Business combination costs..........................           -                -               -           1,166            -
                                                          ---------        ---------       ---------     ---------       --------
Operating income (loss).............................       (42,505)          (8,034)         13,415         8,398          7,987
Interest expense....................................       (14,912)          (8,956)         (3,534)       (1,761)        (1,565)
Loss on sale of business............................        (1,041)             -               -             -              -
Other income........................................           581              -               -             -              -
                                                          ---------        ---------       ---------     ---------       --------
Income (loss) from continuing operations,
    before minority interest, income tax expense
    (benefit), discontinued operations and
    extraordinary item..............................       (57,877)         (16,990)          9,881         6,637          6,422
Minority interest in loss of subsidiary.............           174               68             119            64            -
                                                          ---------        ---------       ---------     ---------       --------
Income (loss) from continuing operations, before
    income tax expense (benefit)....................       (57,703)         (16,922)         10,000         6,701          6,422
Income tax expense (benefit)........................           -             (7,205)          4,014         2,739          2,578
                                                          ---------        ---------       ---------     ---------       --------
Income (loss) from continuing operations............       (57,703)          (9,717)          5,986         3,962          3,844
Income from discontinued operations, net of tax.....         2,581            3,425           1,269         1,084            368
                                                          ---------        ---------       ---------     ---------       --------
Income (loss) before extraordinary item.............       (55,122)          (6,292)          7,255         5,046          4,212
Extraordinary item, net of tax......................           -                -               -             -              781
                                                          ---------        ---------       ---------     ---------       --------
Net income (loss)...................................      $(55,122)        $ (6,292)       $  7,255      $  5,046        $ 4,993
                                                          =========        =========       =========     =========       ========
Net income (loss) attributable to common and common
    equivalent shares:
Income (loss) before extraordinary item.............      $(55,122)        $ (6,292)       $  7,255      $  5,046        $ 4,212
Less accretion on redeemable preferred stock........           -                -               -             (10)           (36)
Less preferred stock dividends......................           -                -               -             (86)          (195)
                                                          ---------        ---------       ---------     ---------       --------
Income (loss) before extraordinary item attributable
    to common and common equivalent shares..........       (55,122)          (6,292)          7,255         4,950          3,981
Extraordinary item, net of tax......................           -                -               -             -              781
                                                          ---------        ---------       ---------     ---------       --------
Net income (loss) attributable to common and common
    equivalent shares...............................      $(55,122)        $ (6,292)       $  7,255      $  4,950        $ 4,762
                                                          =========        =========       =========     =========       ========
Denominator share data(2):
Denominator for basic income (loss) per share-
    weighted average shares.........................         6,652            6,911           6,257         6,057          4,655
Effect of dilutive securities:
Warrants and options................................           -                -               189           243            403
Redeemable convertible preferred stock..............           -                -                 -           137            108
                                                          ---------        ---------       ---------     ---------       --------
Denominator for diluted income (loss) per share-
    adjusted weighted average shares................         6,652            6,911           6,446         6,437          5,166
Income (loss) per share data(3):                          =========        =========       =========     =========       ========
Basic net income (loss) per share data:
Income (loss) from continuing operations............      $  (8.67)        $  (1.41)       $   0.96      $   0.64        $  0.77
Income from discontinuing operations, net of tax....          0.38             0.50            0.20          0.18           0.08
Extraordinary item, net of tax......................           -                -               -             -             0.17
                                                          ---------        ---------       ---------     ---------       --------
Net income (loss)...................................      $  (8.29)        $  (0.91)       $   1.16      $   0.82        $  1.02
                                                          =========        =========       =========     =========       ========

Diluted net income (loss) per share data:
Income (loss) from continuing operations............      $  (8.67)        $  (1.41)       $   0.93      $   0.60        $  0.70
Income from discontinuing operations, net of tax....          0.38             0.50            0.20          0.17           0.07
Extraordinary item, net of tax......................           -                -               -             -             0.15
                                                          ---------        ---------       ---------     ---------       --------
Net income (loss)...................................      $  (8.29)        $  (0.91)       $   1.13      $   0.77        $  0.92
                                                          =========        =========       =========     =========       ========
------------------------------------------------------------------------------------------------------------------------------------
Balance sheet data:
Working capital....................................       $ 60,609         $ 75,381        $ 62,193      $ 35,673        $17,936
Total assets.......................................        177,631          234,072         153,834        98,736         73,151
Long-term obligations, net of current portion......        137,297          127,787          65,012        23,638          6,243
Redeemable convertible preferred stock.............            -                -               -             -            3,490
Total stockholders' equity.........................          6,886           63,683          61,680        54,193         44,621
------------------------------------------------------------------------------------------------------------------------------------

(1)  All amounts have been restated to reflect the Company's paramedical testing business, Paramedical Services of America, Inc., as a discontinued operation.

(2)  The consolidated financial information has been restated for the effect of the business combination on February 29, 1996 of the
     Company and Premier Medical Services, Inc. accounted for using the pooling-of-interests method.

(3)  All earnings per share information has been restated to conform with Financial Accounting Standards Board ("FASB") Statement
     No. 128.
====================================================================================================================================

                                   Page - 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with Selected Consolidated Financial Data and the audited Consolidated Financial Statements of the Company included in this report.

Recent Developments

In the fourth quarter of fiscal 1999, the Company's senior management continued implementation of its strategic plan (the "Plan") to improve the Company's performance. The primary focus of the Plan relating to medical services is to refocus the Company on its core businesses, the pediatric home healthcare and adult respiratory businesses. On November 1, 1999, the Company concluded the sale of the assets of its paramedical testing division to Hooper Holmes, Inc. A portion of the proceeds were used to pay down to zero all outstanding amounts under the Company's existing Credit Agreement. Simultaneous with the pay down, the Credit Agreement was further amended with Banc of America Commercial Finance Corporation ("Banc of America CF"), successor to NationsBank, N.A., as Lender and sole credit party (the "Amended and Restated Loan Security Agreement"). The Company's consolidated statements of operations have been restated to reflect discontinued operations.

The Company also made progress on the other operating initiatives contained within the Plan. The closure of under-performing locations has been substantially completed; however, the Company continues to experience some delays in the discharge and transfer of care for certain patients. These delays could impact future results of operations. Additionally, the Company has significantly invested in its reimbursement organization by, among other things; hiring more experienced senior managers, increasing incentive compensation for billing and collection teams, improving its reporting and analysis capabilities and increasing the amounts billed electronically.

Although the Plan is expected to reduce operating costs and improve cash flow, there can be no assurance that the Company will be able to achieve the expected cost savings from the Plan or will be able to reduce costs without negatively impacting operations.

Results of Operations

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required in recording net revenue. Inherent in these estimates is the risk that net revenue will have to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management.

                                   Page - 21

The following table sets forth, for the periods indicated, the percentage of net revenue for continuing operations represented by the following items:

                                                                                            Year Ended September 30,
                                                                                 --------------------------------------------
                                                                                      1999            1998           1997
                                                                                 ---------------  -------------  ------------
Net revenue....................................................................           100.0%         100.0%        100.0%
Operating salaries, wages and employee benefits................................            48.4           49.4          48.8
Other operating costs..........................................................            34.9           33.0          29.6
Corporate, general and administrative..........................................             8.6            7.4           7.2
Provision for doubtful accounts................................................            10.1           10.3           3.5
Depreciation and amortization..................................................             4.1            3.5           3.3
Impairment of intangible assets................................................            13.7              -            -
                                                                                         ------          -----         -----
Operating income (loss)........................................................           (19.8)          (3.6)          7.6
Interest expense...............................................................            (7.0)          (4.0)         (2.0)
Loss on sale of business.......................................................            (0.5)             -             -
Other income...................................................................             0.3              -             -
                                                                                         ------          -----         -----
Income (loss) from continuing operations, before minority interest and income
  tax expense (benefit)........................................................           (27.0)          (7.6)          5.6
Minority interest in loss of subsidiary........................................            (0.1)          (0.0)         (0.1)
                                                                                         ------          -----         -----
Income(loss) from continuing operations, before income taxes...................           (26.9)          (7.6)          5.7
Income tax expense (benefit)...................................................               -           (3.2)          2.3
                                                                                         ------          -----         -----
Income (loss) from continuing operations.......................................           (26.9)%         (4.4)%         3.4%
                                                                                         ======          =====         =====

Fiscal 1999 Compared to Fiscal 1998

Net revenue decreased $7.8 million, or 4%, to $214.4 million in fiscal 1999 from $222.2 million in fiscal 1998. The reduction in revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the Plan. Of the $7.8 million decrease in net revenue for fiscal 1999, pediatric health care net revenue accounted for $1.6 million, primarily attributable to the closure of select locations. Adult health care net revenue accounted for a decrease of $6.2 million for fiscal 1999. The decline in net revenue was primarily the result of the Company's efforts in terminating unprofitable adult infusion services contracts during fiscal 1999 and the sale of the medical staffing business. In fiscal 1999, the Company derived approximately 57% of its net revenue from commercial insurers and other private payors, 36% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $6.0 million, or 6%, to $103.7 million in fiscal 1999 from $109.7 million in fiscal 1998. Labor costs have decreased across all services as a result of headcount reductions and reduced nursing services primarily attributable to the closure and sale of select nursing locations. As a percentage of net revenue, operating salaries, wages and employee benefits for fiscal 1999 decreased to 48% from 49% in fiscal 1998.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses and cost of sales. Cost of sales consists primarily of the costs of pharmaceutical and related services sold. Other operating costs increased $1.5 million, or 2%, to $74.8 million in fiscal 1999, from $73.3 million in fiscal 1998. As a percentage of net revenue, other operating costs for fiscal 1999, increased to 35% from 33% in fiscal 1998. The increase primarily relates to increased costs for infusion services and the remaining fixed costs incurred during the closure of select locations.

Corporate, general and administrative costs increased $2.1 million, or 13%, to $18.5 million in fiscal 1999, from $16.4 million in fiscal 1998. As a percentage of net revenue, corporate, general and administrative costs for fiscal 1999, increased to 9% from 7% in fiscal 1998. The Company continues to experience turnover within the reimbursement department and management anticipates further turnover in the short term. This turnover has resulted in increased recruiting, overtime and temporary labor costs. In addition, the Company incurred costs to improve the functionality of and to respond to due diligence inquiries about the paramedical testing division's case management and billing system.

Provision for doubtful accounts decreased $1.4 million, or 6%, to $21.6 million in fiscal 1999, from $23.0 million in fiscal 1998. During fiscal 1999, the Company recorded provision levels consistent with current industry reimbursement

                                   Page - 22
conditions. Although the Company has experienced improved cash collections throughout fiscal 1999, these provision levels were deemed to be appropriate.

Depreciation and amortization increased $1.0 million, or 13%, to $8.8 million in fiscal 1999 from $7.8 million in fiscal 1998. As a percentage of the Company's net revenue, depreciation and amortization costs for fiscal 1999 increased slightly compared to fiscal 1998. The increase in amortization costs is due to the decrease in the amortization period for intangible assets from 30 and 25 years to 20 years.

Impairment of intangible assets was recorded during fiscal 1999. The impairment resulted in part from an assessment of the impact of disposing of certain non-core business locations and activities as defined in the Company's Plan formulated in the second quarter of fiscal 1999. Additionally, certain locations were negatively impacted by the cancellation of certain large contracts which impacted the future profitability of the locations. Finally, certain market conditions of fiscal 1999, as well as ongoing failure of the Company to meet management projections, declining gross margins, recurring location operating losses and slower than expected progress in improving certain locations' collections were identified by management as indications of potential intangible asset impairment. Management conducted an evaluation of the carrying value of the Company's recorded intangible assets based on an estimate of future cash flows at each location. Management considered current and anticipated industry conditions and recent changes in its business strategies and concluded that an impairment charge of $29.5 million was appropriate. The charge includes a write-off of $7.9 million in goodwill and $2.2 million in certificates of need associated with the specific locations closed in fiscal 1999 and an additional $19.4 million in goodwill related to changes within certain locations arising from the cancellation of certain contracts which impacted location profitability, the termination of certain non-core activities and the competitive conditions of certain local markets.

Interest expense increased $6.0 million, or 67%, to $14.9 million in fiscal 1999, from $9.0 million in fiscal 1998. The Company's average debt outstanding increased $35.6 million to finance the Company's working capital needs compared to the prior fiscal year. The increase in interest expense was also due to an increase in interest rates related to the Company's issuance of its 10% Senior Subordinated Notes due 2008 and the increase in the interest rates under Amendment No. 5 of the Credit Agreement.

During fiscal 1999, the Company recorded a loss on the sale of the Company's medical staffing business in the Mid-Atlantic Region to Medical Staffing Network, Inc. As part of the implementation of the Plan, this business was defined as part of the non-core activities of the Company. The assets were sold for a total cash price of $1.8 million and the Company recorded a loss of $1.0 million. In addition, the Company sold the assets of one of its Texas equipment locations for a total cash price of $0.2 million.

Income tax benefit decreased $3.3 million to zero in fiscal 1999, from $3.3 million in fiscal 1998. The Company recorded an $18.3 million valuation allowance against the $18.3 million net deferred tax assets as of September 30, 1999, generated primarily as a result of net operating losses. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies. Management concluded that the net deferred tax asset required a full valuation allowance.

Fiscal 1998 Compared to Fiscal 1997

Net revenue increased $44.2 million, or 25% to $222.2 million in fiscal 1998 from $178.0 million in fiscal 1997. The Company's acquisitions accounted for approximately $33.4 million of the increase in net revenue and internal growth accounted for the remaining $10.8 million. For branch offices that have been under the Company's management for more than one year, the internal growth in net revenue was 6% for fiscal 1998. Of the $44.2 million increase in net revenue for fiscal 1998, pediatric health care net revenue accounted for $34.8 million. Increased pediatric health care net revenue for fiscal 1998 was primarily attributable to the Company's acquisitions which accounted for approximately $18.5 million and the remainder to marketing efforts which resulted in an increase in patients served rather than a significant increase in rates charged. Adult health care net revenue accounted for $9.4 million of the increase in net revenue for fiscal 1998. Increased adult health care net revenue for fiscal 1998 was attributable to the Company's acquisitions which accounted for approximately $14.9 million, offset by a decline in revenue at existing locations for adult patients of $5.5 million. In fiscal 1998, the Company derived approximately 59% of its net revenues from commercial insurers and other private payors, 32% from Medicaid and 9% from Medicare.

                                   Page - 23

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits increased $22.8 million, or 26% to $109.7 million in fiscal 1998 from $86.9 million in fiscal 1997. The increase was primarily due to the Company's acquisitions which added approximately $18.0 million, with the remaining increase due to growth at existing locations. As a percentage of net revenue, operating salaries, wages and employee benefits were comparable for fiscal years 1998 and 1997.

Other operating costs include medical supplies, branch office rents, utilities, vehicle expenses and cost of sales. The cost of sales consists primarily of the costs of pharmaceutical and related services sold. Other operating costs increased $20.7 million or 39% to $73.3 million in fiscal 1998 from $52.6 million in fiscal 1997. Of the increase, $11.3 million is primarily due to the Company's acquisitions, with the remaining increase due to growth at existing locations. As a percentage of net revenue, other operating costs for fiscal 1998 increased to 33% from 30% in fiscal 1997.

Corporate, general and administrative costs increased $3.5 million, or 27%, to $16.4 million in fiscal 1998 from $12.9 million in fiscal 1997. The increase was primarily due to the internal growth of the business. As a percentage of net revenue, corporate, general and administrative costs were comparable for fiscal years 1998 and 1997.

Provision for doubtful accounts consists of the amount of net revenue that management estimates to be uncollectible. During fiscal 1998, the Company's provision for doubtful accounts increased approximately $16.7 million, or 268%, to $23.0 million in fiscal 1998 from $6.2 million in fiscal 1997. The increase in fiscal 1998 is primarily attributable to management's ongoing assessment of the collectibility of accounts receivable and reflects: (1) continued difficulties in the health care reimbursement environment, (2) lagging collection on certain receivables primarily resulting from the implementation of a new billing and collection system which diverted the Company's resources from pursuing older receivable balances, (3) problems identified related primarily to certain billings generated during the implementation phase of the new billing and collection system, (4) collection experience on certain receivables of acquired businesses and (5) the unfavorable outcome of certain receivables under appeal. Due to the above mentioned factors and changes in the business environment, the Company's management increased its estimate of the allowance for doubtful accounts resulting in an increase in the allowance provision.

Depreciation and amortization increased $1.9 million, or 32%, to $7.8 million in fiscal 1998 from $5.9 million in fiscal 1997. The increase was primarily due to capital expenditures for the purchase of medical and computer equipment and the amortization of goodwill from the Company's acquisitions. As a percentage of the Company's total net revenue, depreciation and amortization costs for fiscal 1998 increased to 4% from 3% in fiscal 1997.

Interest expense increased $5.4 million, or 153%, to $9.0 million in fiscal 1998 from $3.5 million in fiscal 1997. The increase was primarily the result of a $52.8 million increase in the Company's average debt outstanding incurred to finance acquisitions and the Company's working capital, compared to fiscal year 1997. The increase was also due to an increase in interest rates related to the Company's issuance of the 10% Senior Subordinated Notes due 2008.

Income tax benefit was recognized in fiscal 1998 due to the use of available net operating loss carrybacks resulting from the Company's loss in fiscal 1998.

Liquidity and Capital Resources

On December 4, 1998, the Company provided notice to its lenders, as required under the terms of the Credit Agreement, as amended, of non-compliance with certain financial covenants contained in the Credit Agreement. On December 24, 1998, the Credit Agreement was further amended ("Amendment No. 3"), waiving the default under the Credit Agreement through January 29, 1999 and providing the Company temporary borrowing availability while revised financial covenants and other modifications were negotiated. On January 8, 1999, an amendment ("Amendment No. 4") was signed with a revised set of financial covenants. The new financial covenants continue to require certain liquidity ratios and days sales outstanding targets to be met. The new covenants became more restrictive over the remaining life of the Credit Agreement. Amendment No. 4 also revised the Credit Agreement termination date from August 13, 2002 to October 1, 2000 and reduced the total commitment from $75 million to $70 million, with a further permanent reduction to $65 million on June 30, 1999.

On April 23, 1999, the Company provided notice to its lenders, as required under the terms of the Credit Agreement, as amended, of non-compliance with certain financial covenants contained in the Credit Agreement. On May 13, 1999, the Credit Agreement was further amended ("Amendment No. 5"), waiving the default under the Credit Agreement, revising

                                   Page - 24
the financial covenants and reducing the total commitment from $70.0 million to $65.0 million effective May 13, 1999. Further, Amendment No. 5 revised the interest payment date to be monthly and extended the time period which prohibits the Company from borrowing for acquisitions. The new covenants became more restrictive over the remaining life of the Credit Agreement. Under the Credit Agreement, as amended, commitment fees were set at 0.500% per annum on the average daily unused portion of the loan facility. On the effective date of Amendment No. 5, all LIBOR and swingline borrowings were converted to a base rate loan bearing interest at base rate plus 2.50%. Base rate is defined as the greater of (a) Federal Funds rate plus 1/2 of 1% or (b) prime rate. At September 30, 1999, the interest rate on borrowings under the Credit Agreement was 10.75%. Outstanding borrowings under the Credit Agreement at September 30, 1999 were approximately $62.2 million.

As required under Amendment No. 5, the Company obtained Lender consent to sell a medical staffing business and certain equipment locations resulting in proceeds of $1.8 million. Under terms of the consent, proceeds from the sale were used to permanently reduce availability under the Credit Agreement to $63.2 million.

At September 30, 1999, total borrowings under the Notes and the Credit Agreement were approximately $137.2 million. The Company was in non-compliance with certain financial covenants contained in the Credit Agreement. As a result of the pay down of the Credit Agreement (as discussed below), the non-compliance has been cured, and accordingly, the Credit Agreement is classified as a long-term liability in the financial statements.

On November 1, 1999, the Company concluded the sale of the assets of its paramedical testing division to Hooper Holmes, Inc. A portion of the proceeds were used to pay down to zero all outstanding amounts under the Company's existing Credit Agreement. Simultaneous with the pay down, the Credit Agreement was further amended and restated with Banc of America Commercial Finance Corporation, successor to NationsBank, N.A., as Lender and sole credit party (the "Amended and Restated Loan Security Agreement").

Subject to the terms and conditions of the Amended and Restated Loan Security Agreement, the Lender shall make available a total credit facility of up to $30.0 million. The total credit facility shall be comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit. As of the date of this Report, the Company has no outstanding borrowings under the Amended and Restated Loan Security Agreement and given its current cash position does not anticipate making any such borrowings in the near term.

At September 30, 1999, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company pays a fixed rate of 6.61%. The interest rate differential to LIBOR is received or paid and recognized over the life of the agreement as an adjustment to interest expense. The interest rate swap terminates in June, 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.

Overall cash collections for continuing operations increased approximately $9.0 million or 10% during the quarters ended September 30, 1999 and June 30, 1999 as compared to the quarters ended March 31, 1999 and December 31, 1998. The organizational restructuring of the Company's reimbursement process continues and indications to date of progress are positive. While management anticipates that continued implementation of the Plan will achieve the desired results, there can be no assurance that this will result in the Company realizing operating improvements and improved cash flow.

During fiscal 1999, the Company recorded a loss on the sale of the Company's medical staffing business in the Mid-Atlantic Region to Medical Staffing Network, Inc. As part of the implementation of the Plan, this business was defined as part of the non-core activities of the Company. The assets were sold for a total cash price of $1.8 million and the Company recorded a loss of $1.0 million.

The Company's investments in property and equipment are attributable largely to purchases of medical equipment rented to patients and computer equipment. Capital expenditures for computer equipment and software development, have been substantially completed. The Company's investments in the acquisition of businesses were $15.2 million and $20.9 million in fiscal 1998 and 1997, respectively. No acquisitions were made in fiscal 1999.

The Company has suspended acquisition plans for the foreseeable future and will be focusing resources on strengthening infrastructure, cash collections and sales and marketing.

                                   Page - 25

Management currently believes that its cash on hand, internally generated funds and current availability under the Amended and Restated Loan Security Agreement will be more than adequate to satisfy the Company's working capital requirements for the foreseeable future.

Year 2000 Compliance

Status of Year 2000 Performance

As indicated in the Year 2000 chart set forth below, the Company completed it's Y2K preparations on time and there are no reportable significant problems as of the date of this report. While it appears the Company's information systems correctly accommodated the Year 2000 date change, computer analysts have indicated that further Y2K problems may linger due to such factors as the February 29th leap year date and pay and billing cycle variations that may occur throughout the year.

Importance of Third Party Exposure to the Year 2000

Certain of the Company's systems interface directly with significant third party vendors and payors including federal and state Medicare and Medicaid agencies. The Company also conducts business electronically with certain external parties, including some payors and vendors. Management does not know at this time what impact Year 2000 compliance had or may continue to have on its payor and vendor sources and the impact, if any, on the Company if such payors continue to remain non-compliant.

During fiscal 1999, the Company requested information regarding Year 2000 readiness from its significant payors including commercial insurance companies, and sought to gather information about the Year 2000 compliance status of the federal and state Medicare and Medicaid agencies, with which it conducts business through its Year 2000 surveys and through research of external information sources, including government sources. The Company continues to receive responses to its Year 2000 survey from commercial insurance carriers and government agencies and has received Y2K compliant electronic software for 13 State Medicaid programs. It is impossible to quantify the effects of any payment delays at this time, but the Company will continue to monitor and update Year 2000 compliance efforts of the Company and of its material suppliers and payors.

Costs

The Company has and will continue to utilize both internal and external resources to reprogram, or replace, test, and implement the systems and equipment for Year 2000 modifications. The original estimated costs for the Year 2000 project excluded consulting fees that were estimated to be approximately $190,000. The estimated total was revised to be approximately $440,000 and were funded through operating cash flows. Through December 31, 1999, the Company incurred costs of approximately $366,000, related to all phases of the Year 2000 project.

Risks

Management believes that it has an effective Year 2000 Plan in place to resolve any further Year 2000 issues in a timely manner. Furthermore, the Company has no means of ensuring that payors, including federal and state Medicare and Medicaid agencies will not incur additional Year 2000 problems. The inability of these payors to be Year 2000 compliant could have a material adverse effect on the Company. In addition, disruptions in the economy resulting from Year 2000 issues could also materially adversely affect the Company, and the Company could be subject to litigation for systems or equipment failure or malfunctions relating to Year 2000 problems. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. However, no reportable significant problems have been reported as of the date of this Report.

                                   Page - 26

Year 2000 Disclosure Chart

                                                                  Resolution Phases
------------------------------------------------------------------------------------------------------------------------------------
                          Assessment                   Remediation                  Testing                    Implementation
------------------------------------------------------------------------------------------------------------------------------------
        Information       100% Complete                100% Complete                100% Complete              99% Complete
         Technology
          Systems
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
    Operating Equipment   100% Complete                100% Complete                100% Complete              100% Complete
E   with Embedded Chips
x     or Software(1)
p   --------------------------------------------------------------------------------------------------------------------------------
o   --------------------------------------------------------------------------------------------------------------------------------
s
u     Products(2)              N/A                         N/A                           N/A                           N/A
r
e

T   --------------------------------------------------------------------------------------------------------------------------------
y     3rd Party(3)      100% Complete for direct    90% Complete                  100% Complete                 100% Complete
p                          system interface;
e                                                   100% of all critical Third    For all companies that        For all known and
                        100% Complete for all       Party software has been       replied and allowed testing.  available software.
                        other material exposures    declared Y2K compliant by
                                                           the Vendors.
------------------------------------------------------------------------------------------------------------------------------------

(1) Letters from our key suppliers and payors stating their compliance for critical Year 2000 issues have been placed on file. The Company does not intend to test medical equipment any further.

(2) The category Products does not apply to the Company in general and therefore is not applicable.

(3) Percentages are estimates and reflect third party systems that interface directly with the Company's systems. The effect of non-compliance by other third party payors is not determinable at this time and may be beyond the Company's control.

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

Item 7(A).  Quantitative and Qualitative Disclosures About Market Risk

At September 30, 1999, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company pays a fixed rate of 6.61%. The interest rate differential to LIBOR is received or paid and recognized over the life of the agreement as an adjustment to interest expense. The interest rate differential to be received or paid is recognized over the life of the agreement as an adjustment to interest expense. The interest rate swap terminates in June, 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplemental schedule of the Company and the notes thereto as of September 30, 1999 and 1998, and for each of the three years in the period ended September 30, 1999, together with the independent auditors' report thereon, are set forth on pages 34-58 of this Annual Report on Form 10-K.

                                   Page - 27

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

During the past two fiscal years and the period from October 1, 1999 to the date hereof, the Company has not changed its independent auditors, and there have been no reportable disagreements with the Company's auditors regarding accounting principles or practices or financial disclosure matters.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information relating to the directors of the Company set forth under the captions "Proposal 1 - Election of Directors - Nominee for Re-election as Director at the 2000 Annual Meeting" and "Proposal 1 - Election of Directors - Continuing Directors of the Company" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders ("2000 Proxy Statement") is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Information regarding compliance by the directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption "Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

Information relating to management compensation set forth under the captions "Proposal 1 - Election of Directors - Directors' Compensation and Attendance", "Executive Compensation" and "Stock Performance Graph" in the Company's 2000 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled "Executive Compensation - Report of the Compensation Committee of the Board of Directors on Executive Compensation" which specifically is not so incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons set forth under the caption "Stock Ownership" in the Company's 2000 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and transactions between the Company and certain of its affiliates set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                   Page - 28

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents Filed as Part of this Report.

   (1)        Financial Statements

              The consolidated financial statements of the Company and the related report of independent auditors thereon which are required to be filed as part of this Report are included in this Annual Report on Form 10-K, are incorporated by reference in Item 8 hereof and are included herein. These consolidated financial statements are as follows:

              . Consolidated Balance Sheets as of September 30, 1999 and 1998. . Consolidated Statements of Operations for the years ended
                September 30, 1999, 1998 and 1997.
              . Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997.
              . Consolidated Statements of Cash Flows for the years ended
                September 30, 1999, 1998 and 1997.
              . Notes to Consolidated Financial Statements.

  (2)         Financial Statement Schedules

              The financial statement schedule referred to in Item 8 is described in the "Index to Financial Statement Schedule" included in this Report on page 57. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  (3)         Exhibits

              The following exhibits are filed with this Report. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 310 Technology Parkway, Norcross, Georgia 30092-2929. There is a charge of $.50 per page to cover expenses for copying and mailing.

     10.9(k) Employment Agreement, dated May 1, 1999, between the Company and James M. McNeill, filed herewith.

     10.9(l) Employment Agreement, dated August 30, 1999, between the Company and David Nabors, filed herewith.

     10.9(m) Employment Agreement, dated October 1, 1999, between the Company and Joseph D. Sansone, filed herewith.

     10.9(n) Non-Qualified Deferred Compensation Plan, dated January 1, 2000, filed herewith.

     21       Subsidiaries of the Company, filed herewith.

     23.1 Consent of Independent Auditors, Ernst & Young LLP, filed herewith.

     25       Powers of Attorney, filed herewith.

     27       Financial Data Schedule, filed herewith.

                                   Page - 29

(b)  Reports on Form 8-K

              On September 2, 1999, the Company filed a Current Report on Form 8-K announcing that the Company had entered into a definitive agreement to sell the assets of its paramedical testing division to Hooper Holmes, Inc.

              On November 16, 1999, the Company filed a Current Report on Form 8-K, dated November 1, 1999, announcing that (i) the Company completed the sale of the assets of its paramedical testing division to Hooper Holmes, Inc. and (ii) the Company and its subsidiaries amended and restated the Credit Agreement, dated August 13, 1998 with NationsBank, N.A., which has been succeeded by Banc of America CF, as Lender and sole credit party.

              On December 16, 1999 the Company filed a Current Report on Form 8-K, dated December 14, 1999, announcing the setting of a meeting date and record date for the Company's 2000 Annual Meeting of Stockholders.

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

     2.1 Rights Agreement dated September 22, 1998, by and between Chase Mellon Shareholder Services and the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated September 22, 1998).

     2.2 Asset Purchase Agreement, dated August 30, 1999, by among the Company, its wholly-owned subsidiary, Paramedical Services of America, Inc. and Hooper Holmes, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K, dated September 2, 1999).

     2.3 Amendment to Asset Purchase Agreement, dated November 1, 1999 (incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K, dated November 1, 1999).

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

                                   Page - 30

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

              (c) Pediatric Services of America, Inc. Directors' Stock Option Plan, (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 filed on May 31,
                   1994).

              (d) Amendment to the Pediatric Services of America, Inc. Directors' Stock Option Plan, (incorporated by reference to
                   Exhibit 10.8(d) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

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

              (k) Employment Agreement, dated May 1, 1999 between the Company and James M. McNeill, filed herewith.

              (l) Employment Agreement, dated August 30, 1999 between the Company and David Nabors; filed herewith.

              (m) Employment Agreement, dated October 1, 1999 between the Company and Joseph D. Sansone, filed herewith.

              (n) Non-Qualified Deferred Compensation Plan, dated January 1, 2000, filed herewith.

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

                                   Page - 31

              Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

     10.17 Security Agreement, dated August 13, 1998 (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

     10.18 Amendment No. 3 to the Credit Agreement, dated December 24, 1998 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
              1998).

     10.19 Amendment No. 4 to the Credit Agreement, dated January 8, 1999 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
              1998).

     10.20 Amendment No. 5 to the Credit Agreement, dated May 13, 1999 (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter year ended March 31,
              1999).

     10.21 Amended and Restated Loan and Security Agreement, dated November 1, 1999, by and between the Company and Banc of America Commercial Finance Corporation, as Lender (incorporated by reference to Exhibit 10.21 to the Company's Current Report on Form 8-K, dated November 1, 1999).

     21       Subsidiaries of the Company, filed herewith.

     23.1 Consent of Independent Auditors, Ernst & Young LLP, filed herewith.

     25       Powers of Attorney, filed herewith.

     27       Financial Data Schedule, filed herewith.


                                   Page - 32

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Pediatric Services of America, Inc.
                                    (Registrant)



                                    By:  /s/Joseph D. Sansone
                                       ----------------------
                                         Joseph D. Sansone
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth on January 13, 2000.


                   Signature                                         Title                                Date
------------------------------------------------  -------------------------------------------  --------------------------
/s/ Joseph D. Sansone                             Chairman of the Board of                     January 13, 2000
------------------------------------------------  Directors, President and
Joseph D. Sansone                                 Chief Executive Officer
                                                  (Principal Executive Officer)

/s/ James M. McNeill                              Senior Vice President,                       January 13, 2000
------------------------------------------------  Chief Financial Officer,
James M. McNeill                                  Secretary and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    *                             Director                                     January 13, 2000
------------------------------------------------
Michael J. Finn

                    *                             Director                                     January 13, 2000
------------------------------------------------
Adam O. Holzhauer

                    *                             Director                                     January 13, 2000
------------------------------------------------
Robert P. Pinkas

                    *                             Director                                     January 13, 2000
------------------------------------------------
Richard S. Smith


*By:  /s/ James M. McNeill
    --------------------------
      James M. McNeill
     (Attorney in Fact)

                                   Page - 33

                      PEDIATRIC SERVICES OF AMERICA, INC.

                         INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets................................  35

Consolidated Statements of Operations......................  37

Consolidated Statements of Stockholders' Equity............  38

Consolidated Statements of Cash Flows......................  39

Notes to Consolidated Financial Statements.................  40

Report of Independent Auditors.............................  56

                                   Page - 34

Financial Statements


                       PEDIATRIC SERVICES OF AMERICA, INC
                          CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,
                                                                         ---------------------------------------
                                                                                1999                 1998
                                                                         -------------------  ------------------
Assets
Current assets:
  Cash and cash equivalents............................................        $  8,361,480         $  1,443,529
  Accounts receivable, less allowances for doubtful
    accounts of $14,649,000 and $14,008,000, respectively..............          55,482,088           72,635,853
  Prepaid expenses.....................................................             666,497              592,595
  Income taxes receivable..............................................             345,121            2,898,474
  Deferred income taxes................................................                  --            3,266,288
  Other current assets.................................................           4,011,177            3,874,230
  Net current assets of discontinued operations........................          25,191,638           28,646,269
                                                                               ------------         ------------
Total current assets...................................................          94,058,001          113,357,238
Property and equipment:
  Home care equipment held for rental..................................          30,095,816           28,434,704
  Furniture and fixtures...............................................           9,813,252            9,895,207
  Vehicles.............................................................             804,773              891,023
  Leasehold improvements...............................................           1,031,770              915,189
                                                                               ------------         ------------
                                                                                 41,745,611           40,136,123
  Accumulated depreciation and amortization............................         (25,070,830)         (20,265,913)
                                                                               ------------         ------------
                                                                                 16,674,781           19,870,210
Other assets:
  Goodwill, less accumulated amortization of
    $5,159,000 and $5,489,000, respectively............................          36,160,122           65,968,875
  Certificates of need, less accumulated amortization of
    $302,000 and $508,000, respectively................................             370,520            2,739,379
  Deferred financing fees, less accumulated
    amortization of $1,119,000 and $521,000, respectively..............           2,719,460            3,251,074
  Noncompete agreements, less accumulated amortization of
    $1,032,000 and $875,000, respectively..............................              28,333              185,000
  Other................................................................             367,083              648,514
  Non-current assets of discontinued operations........................          27,252,843           28,051,870
                                                                               ------------         ------------
                                                                                 66,898,361          100,844,712
                                                                               ------------         ------------
Total assets...........................................................        $177,631,143         $234,072,160
                                                                               ============         ============

See accompanying notes.

                                   Page - 35

                      PEDIATRIC SERVICES OF AMERICA, INC.
                    CONSOLIDATED BALANCE SHEETS--(Continued)

                                                                                           September 30,
                                                                               -------------------------------------
                                                                                      1999               1998
                                                                               ------------------  -----------------

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable........................................................         $  9,126,255        $ 11,600,282
  Accrued compensation....................................................            9,116,023          10,657,850
  Accrued insurance.......................................................            4,601,629           3,516,392
  Other accrued liabilities...............................................            8,717,825           7,627,464
  Deferred revenue........................................................              714,381             835,050
  Current maturities of long-term obligations to related parties..........            1,141,479           3,322,956
  Current maturities of long-term obligations.............................               31,029             416,200
                                                                                    ------------        ------------
Total current liabilities................................................            33,448,621          37,976,194

Long-term obligations to related parties, net of current
  maturities.............................................................                25,000             220,000
Long-term obligations, net of current maturities.........................           137,271,548         127,567,002
Deferred income taxes....................................................                   --            3,878,485

Minority interest in subsidiary..........................................                   --              747,438
Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized, no shares issued and outstanding.........................                   --                 --
  Common stock, $.01 par value, 80,000,000 shares
    authorized, 6,652,005 and 6,651,964 shares issued and
    outstanding in 1999 and 1998, respectively...........................                66,520              66,520
  Additional paid-in capital.............................................            48,362,234          50,037,261
  Retained earnings (deficit)............................................           (41,542,780)         13,579,260
                                                                                   -------------       -------------
Total stockholders' equity...............................................             6,885,974          63,683,041
                                                                                   -------------       -------------
Total liabilities and stockholders' equity...............................          $177,631,143        $234,072,160
                                                                                   =============       =============

See accompanying notes.

                                   Page - 36

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Year ended September 30,
                                                                     ---------------------------------------------------------
                                                                            1999                1998                1997
                                                                     ------------------  ------------------  -----------------
Net revenue........................................................       $214,352,919        $222,182,337        $177,979,161
Costs and expenses:
 Operating salaries, wages and employee benefits...................        103,687,280         109,720,240          86,902,900
 Other operating costs.............................................         74,785,239          73,338,718          52,612,716
 Corporate, general and administrative.............................         18,508,667          16,369,904          12,885,475
 Provision for doubtful accounts...................................         21,587,031          22,963,191           6,238,965
 Depreciation and amortization.....................................          8,825,715           7,824,274           5,924,295
 Impairment of intangible assets...................................         29,464,420                  --                  --
                                                                          ------------        ------------        ------------
  Total costs and expenses.........................................        256,858,352         230,216,327         164,564,351
                                                                          ------------        ------------        ------------
Operating income (loss)............................................        (42,505,433)         (8,033,990)         13,414,810
Interest expense...................................................        (14,912,330)         (8,955,976)         (3,534,262)
Loss on sale of business...........................................         (1,040,852)                 --                  --
Other income.......................................................            581,424                  --                  --
                                                                          ------------        ------------        ------------
Income (loss) from continuing operations, before minority
    interest and income taxes......................................        (57,877,191)        (16,989,966)          9,880,548
Minority interest in loss of subsidiary............................            174,333              68,356             119,341
                                                                          ------------        ------------        ------------
Income (loss) from continuing operations, before income tax
    expense (benefit)..............................................        (57,702,858)        (16,921,610)          9,999,889
Income tax expense (benefit).......................................                 --          (7,204,631)          4,013,885
                                                                          ------------        ------------        ------------
Income (loss) from continuing operations...........................        (57,702,858)         (9,716,979)          5,986,004


Discontinued operations:
Income from discontinued operations, net of tax....................          2,580,818           3,424,779           1,268,694
                                                                          ------------        ------------        ------------
Net income (loss)..................................................       $(55,122,040)       $ (6,292,200)       $  7,254,698
                                                                          ============        ============        ============

Basic net income (loss) per share data:
Income (loss) from continuing operations...........................       $      (8.67)       $      (1.41)       $       0.96
Income from discontinued operations................................               0.38                0.50                0.20
                                                                          ------------        ------------        ------------
Net income (loss)..................................................       $      (8.29)       $      (0.91)       $       1.16
                                                                          ============        ============        ============

Diluted net income (loss) per share data:
Income (loss) from continuing operations...........................       $      (8.67)       $      (1.41)       $       0.93
Income from discontinued operations................................               0.38                0.50                0.20
                                                                          ------------        ------------        ------------
Net income (loss)..................................................       $      (8.29)       $      (0.91)       $       1.13
                                                                          ============        ============        ============

Weighted average shares outstanding:
  Basic............................................................          6,652,212           6,910,760           6,256,567
                                                                          ============        ============        ============
  Diluted..........................................................          6,652,212           6,910,760           6,445,755
                                                                          ============        ============        ============

See accompanying notes.

                                   Page - 37

                      PEDIATRIC SERVICES OF AMERICA, INC.
                           CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY


                                                                          Additional            Retained             Total
                                                        Common              Paid-in             Earnings         Stockholders'
                                                         Stock              Capital             (Deficit)            Equity
                                                   -----------------  -------------------  ------------------  ------------------
Balances at October 1, 1996......................       $62,476          $41,513,355        $ 12,616,762        $ 54,192,593
43,753 shares of common stock issued through
   exercise of stock options.....................           437              232,762                  --             233,199
33,341 shares of common stock cancelled from
   escrow........................................          (333)                 333                  --                  --
Net income (1)...................................            --                   --           7,254,698           7,254,698
                                                        -------          -----------        ------------        ------------

Balances at September 30, 1997...................        62,580           41,746,450          19,871,460          61,680,490
16,899 shares of common stock issued through
   exercise of stock options.....................           169              154,577                  --             154,746
872,136 shares of common stock issued in
   connection with the acquisition of businesses          8,721           18,131,284                  --          18,140,005
495,050 shares of common stock repurchased
   and retired in connection with the acquisition
   of a business.................................        (4,950)          (9,995,050)                 --         (10,000,000)
Net loss (1).....................................            --                   --          (6,292,200)         (6,292,200)
                                                        -------          -----------        ------------        ------------

Balances at September 30, 1998...................        66,520           50,037,261          13,579,260          63,683,041
1,190 shares of common stock issued through
   exercise of stock options.....................            11                1,089                  --               1,100
1,149 shares of common stock cancelled from
   escrow........................................           (11)                  11                  --                  --
Stock price guarantee payments related
   to the acquisition of businesses..............            --           (1,676,127)                 --          (1,676,127)
Net loss (1).....................................            --                   --         (55,122,040)        (55,122,040)
                                                        -------          -----------        ------------        ------------

Balances at September 30, 1999...................       $66,520          $48,362,234        $(41,542,780)       $  6,885,974
                                                        =======          ===========        ============        ============

(1)  Comprehensive net income (loss) is the same as reported net income (loss).

See accompanying notes.

                                   Page - 38

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year ended September 30,
                                                                            ----------------------------------------------
                                                                                1999            1998            1997
                                                                            ------------    ------------    --------------
Operating activities
Income (loss) from continuing operations.................................   $(57,702,858)   $ (9,716,979)  $  5,986,004
Adjustments to reconcile income (loss) from continuing operations to net cash provided by(used in) operating activities:
  Depreciation and amortization..........................................      8,825,715       7,824,274      5,924,295
  Impairment of intangible assets........................................     29,464,420             -              -
  Provision for doubtful accounts........................................     21,587,031      22,963,191      6,238,965
  Amortization of deferred financing fees................................        598,107         329,193        115,621
  Deferred income taxes..................................................       (612,197)        359,362      3,257,996
  Minority interest in loss of subsidiary................................       (174,333)        (68,356)      (119,341)
  Loss on sale of business...............................................      1,040,852              --             --
  Other income...........................................................       (581,424)             --             --
  Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
    Accounts receivable..................................................     (7,521,222)    (21,192,933)   (29,238,633)
    Prepaid expenses.....................................................        (83,902)        (73,747)       (64,578)
    Other assets.........................................................        490,482        (799,622)    (1,380,547)
    Accounts payable.....................................................     (2,474,027)      4,627,938        288,183
    Income taxes.........................................................      2,553,353      (4,018,000)      (752,602)
    Accrued liabilities..................................................        280,519       9,203,670      2,206,288
                                                                            ------------    ------------   ------------
Net cash provided by (used in) operating activities of continuing
   operations............................................................     (4,309,484)      9,437,991     (7,538,349)
Net cash provided by (used in) operating activities of discontinued
   operations............................................................      7,982,521     (19,781,954)       507,210
                                                                            ------------    ------------   ------------
Net cash provided by (used in) operating activities......................      3,673,037     (10,343,963)    (7,031,139)
Investing activities
Purchases of property and equipment......................................     (2,810,695)     (7,710,232)    (6,730,191)
Acquisitions of businesses...............................................             --     (15,229,930)   (20,943,121)
Stock price guarantee....................................................     (1,676,127)             --             --
Proceeds from sale of businesses.........................................      1,972,083              --             --
Proceeds from minority partner in joint venture..........................             --              --            100
Other, net...............................................................         30,194         (52,190)        38,846
                                                                            ------------    ------------   ------------
Net cash used in investing activities of continuing operations...........     (2,484,545)    (22,992,352)   (27,634,366)
Net cash used in investing activities of discontinued operations.........     (1,148,045)    (26,729,433)      (136,697)
                                                                            ------------    ------------   ------------
Net cash used in investing activities....................................     (3,632,590)    (49,721,785)   (27,771,063)
Financing activities
Principal payments on long-term debt.....................................     (9,557,103)    (90,697,029)    (9,231,503)
Borrowings on long-term debt.............................................     16,500,000     154,500,000     44,064,000
Deferred financing fees..................................................        (66,493)     (2,947,818)      (531,728)
Proceeds from exercise of stock options..................................          1,100         154,746        233,199
                                                                            ------------    ------------   ------------
Net cash provided by financing activities................................      6,877,504      61,009,899     34,533,968
                                                                            ------------    ------------   ------------
Increase (decrease) in cash and cash equivalents.........................      6,917,951         944,151       (268,234)
Cash and cash equivalents at beginning of year...........................      1,443,529         499,378        767,612
                                                                            ------------    ------------   ------------
Cash and cash equivalents at end of year.................................   $  8,361,480    $  1,443,529   $    499,378
                                                                            ============    ============   ============
Supplemental disclosure of cash flow information
Cash paid for interest...................................................   $ 15,263,695    $  5,186,805   $  2,957,313
                                                                            ============    ============   ============

See accompanying notes.

                                   Page - 39

                      PEDIATRIC SERVICES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Description of Business

     The Company provides a broad range of pediatric health care services, and equipment including nursing, respiratory therapy, rental and sale of durable medical equipment, pharmaceutical services and infusion therapy services. In addition, the Company provides pediatric rehabilitation services, day treatment centers for medically fragile children, pediatric well care services and special needs educational services for pediatric patients. The Company also provides case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other health care providers. The Company's services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. As a complement to its pediatric respiratory and infusion therapy services, the Company also provides respiratory and infusion therapy and related services for adults.

     Discontinued Operations

     During the third quarter of fiscal 1999, the Company's Board of Directors approved management's plan to sell the Company's paramedical testing operations (see Note 15). As a result, the paramedical testing operations are reflected as a discontinued operation. The consolidated financial statements of the Company for all periods presented have been restated to reflect the discontinued operations.

     Consolidation

     The consolidated financial statements include the accounts of Pediatric Services of America, Inc. ("PSA" or the "Company") and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net revenue and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required in recording net revenues and determining provisions for doubtful accounts. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available to management.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Deposits with banks are federally insured in limited amounts.

                                   Page - 40

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     Summary of Significant Accounting Policies - continued

     Accounts Receivable

     Accounts receivable include approximately $10.5 million and $15.9 million for which services have been rendered but the amounts were unbilled as of September 30, 1999 and September 30, 1998, respectively. Such unbilled amounts are primarily a result of the time required to obtain and reconcile information from field locations in order to process bills for services rendered.

     Property and Equipment

     Property and equipment are stated at cost and are depreciated on the straight-line method over the related asset's estimated useful life, generally three to ten years.

     Other Assets

     Goodwill represents the excess of the purchase price of acquired businesses over the fair value of net assets acquired and is being amortized using the straight-line method over twenty years. The carrying value of goodwill is reviewed on an ongoing basis to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill and related assets are reduced to their fair value.

     Certificates of need are certificates which allow the Company to provide home care services in the states of Maryland, the District of Columbia, North Carolina, New Jersey, Tennessee and Washington. The certificates of need are being amortized over their useful lives which is generally twenty years.

     Financing fees incurred in connection with the credit agreement (see Note
     4), and the issuance of the Senior Subordinated Notes, are being amortized using the straight-line method over their respective terms.

     The cost of non-compete agreements with former owners of acquired businesses are being amortized over the respective lives of each agreement which range from three to five years.

     Impairment of intangible assets was recorded during fiscal 1999. The impairment resulted in part from an assessment of the impact of disposing of certain non-core business locations and activities as defined in the Company's strategic plan formulated in the second quarter of fiscal 1999. Additionally, certain locations were negatively impacted by the cancellation of certain large contracts which impacted the future profitability of the locations. Finally, certain market conditions of fiscal 1999, as well as ongoing failure of the Company to meet management projections, declining gross margins, recurring location operating losses and slower than expected progress in improving certain locations' collections were identified by management as indications of potential intangible asset impairment. Management conducted an evaluation of the carrying value of the Company's recorded intangible assets based on an estimate of future cash flow at each location. Management considered current and anticipated cash flows, industry conditions and recent changes in its business strategies and concluded that an impairment charge of $29.5 million, was appropriate. The charges include a write-off of $7.9 million in goodwill and $2.2 million in certificates of need associated with the specific locations closed in fiscal 1999 and an additional $19.4 million in goodwill related to changes within certain locations arising from the cancellation of certain contracts which impacted location profitability, the termination of certain non-core activities and the competitive conditions of certain local markets.

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

                                   Page - 41

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Summary of Significant Accounting Policies - continued

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

     Net Revenue

     Net revenue represents the estimated net realizable amounts from patients, third-party payors and others for patient services rendered. Such revenue is recognized as the related services are performed. Approximately 43%, 41%, and 41% of the Company's continuing operations net revenue for the years ended September 30, 1999, 1998 and 1997, respectively, were reimbursed under arrangements with Medicare and Medicaid. Certain equipment rentals are billed in advance of the Company rendering the related services. Such amounts are deferred in the balance sheet until the related services are performed.

     Advertising Costs

     Advertising costs are charged to expense in the period the costs are incurred. Advertising expense for continuing operations was approximately $565,000, $641,000 and $576,000 for the years ended September 30, 1999,
     1998 and 1997, respectively. Advertising expense for discontinued operations was approximately $195,000, $155,000 and $11,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

     Concentration of Credit Risk

     The Company's principal financial instruments subject to potential concentration of credit risk is accounts receivable. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current health care environment. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, and individuals and the diversity of geographic locations in which the Company operates.

     At September 30, 1999, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company pays a fixed rate of 6.61%. The interest rate differential to LIBOR is received or paid and recognized over the life of the agreement as an adjustment to interest expense. The interest rate swap terminates in June 2002. The Company is exposed to credit loss in the event of non-performance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such non-performance.

     Income Taxes

     The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement, which was adopted for the first quarter of the Company's fiscal year ending September 30, 1999, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this Statement did not have an effect on the Company's financial position or results of operations.

                                   Page - 42

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Summary of Significant Accounting Policies - continued

     In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of this Statement did not have a material effect on the Company's financial position or results of operations.

     In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use". The SOP which was adopted as of the second quarter, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. In the prior and current year, the Company capitalized such costs as incurred. The SOP requires companies to adopt its provisions as of the beginning of the year and restate previously reported interim results. Because the Company had previously capitalized such costs consistent with the provisions of SOP 98-1, the adoption of SOP 98-1 did not have a material effect on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the financial position or results of operations of the Company.

     Reclassifications

     Certain amounts for prior periods have been reclassified to conform to the current year presentation.

2.   Discontinued Operations

     During the third quarter of fiscal 1999, the Company's Board of Directors approved management's plan of its intent to sell the Company's paramedical testing operations (see Note 15). As a result, the paramedical testing operations are reflected as a discontinued operation. The consolidated financial statements of the Company for all periods presented have been restated to reflect the discontinued operations. The operating results of the discontinued operations are summarized as follows:

                                                                               Year Ended September 30,
                                                              ---------------------------------------------------------
                                                                     1999                1998               1997
                                                              ------------------  ------------------  -----------------
     Net revenue............................................      $79,006,452         $80,309,272        $26,043,565
     Income before income tax expense.......................        2,580,818           7,318,818          2,052,271
     Income tax expense.....................................               --           3,894,039            783,577
                                                                  -----------         -----------        -----------
     Net income.............................................      $ 2,580,818         $ 3,424,779        $ 1,268,694
                                                                  ===========         ===========        ===========
     Net income per share:
        Basic...............................................      $      0.38         $      0.50        $      0.20
                                                                  ===========         ===========        ===========
        Diluted.............................................      $      0.38         $      0.50        $      0.20
                                                                  ===========         ===========        ===========

                                   Page - 43

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Summary of Significant Accounting Policies - continued

     Discontinued Operations - continued

     Assets and liabilities of the discontinued operations have been reflected in the consolidated balance sheets as current or non-current based on the original classification of the accounts, except certain current liabilities are netted against current assets. The following is a summary of assets and liabilities of discontinued operations:

                                                                                     September 30
                                                                        --------------------------------------
                                                                               1999                1998
                                                                        -------------------  -----------------
     Cash.............................................................      $   540,891        $   564,863
     Accounts receivable, net.........................................       12,690,712         26,393,581
     Prepaid expenses.................................................           29,004            214,781
     Other current assets.............................................       12,471,031          1,962,227
                                                                            -----------        -----------
     Total current assets.............................................       25,731,638         29,135,452
     Accrued compensation.............................................          540,000            489,183
                                                                            -----------        -----------
     Net current assets of discontinued operations....................      $25,191,638        $28,646,269
                                                                            ===========        ===========
     Property, net....................................................      $ 5,024,710        $ 4,841,576
     Goodwill, net....................................................       22,173,319         23,202,556
     Other............................................................           54,814              7,738
                                                                            -----------        -----------
     Non-current assets of discontinued operations....................      $27,252,843        $28,051,870
                                                                            ===========        ===========

     Accounts receivable for discontinued operations include approximately $9.4 million and $17.2 million for which services have been rendered but the amounts were unbilled as of September 30, 1999 and September 30, 1998, respectively. Primarily such unbilled amounts result from the paramedical testing division's practice of billing one month in arrears. Certain liabilities were not assumed by Hooper Holmes, Inc. in the sale of the paramedical testing division. These include accounts payable, additional accrued compensation and other accrued liabilities.

3.   Preferred Stock and Common Stock

     As of September 30, 1999, a total of 1,802,199 shares of Common Stock have been reserved for future issuance under the Company's stock option plans.

     Shares of Common Stock outstanding and related changes for the three years ended September 30, 1999 are as follows:

           Balances at October 1, 1996..........................           6,247,567
               Exercise of stock options........................              43,753
               Shares cancelled from escrow.....................             (33,341)
                                                                           ---------
           Balances at September 30, 1997.......................           6,257,979
               Exercise of stock options........................              16,899
               Shares issued in connection with the
                 acquisition of  businesses.....................             872,136
               Shares repurchased and retired in connection
                 with the acquisition of a business.............            (495,050)
                                                                           ---------
           Balances at September 30, 1998.......................           6,651,964
               Exercise of stock options........................               1,190
               Shares cancelled from escrow.....................              (1,149)
                                                                           ---------
           Balances at September 30, 1999.......................           6,652,005
                                                                           =========

                                   Page - 44

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4.   Long-Term Borrowing Arrangements

     The Company's long-term obligations as of September 30, 1999 and 1998, consist of the following:

                                                                    1999                1998
                                                                -------------       -------------
     Subordinated notes......................................   $ 75,000,000        $ 75,000,000
     Note payable to bank....................................     62,240,000          52,500,000
     Related party notes payable.............................      1,166,479           3,542,956
     Other notes payable.....................................         62,577             483,202
                                                                ------------        ------------
                                                                 138,469,056         131,526,158

     Less current maturities of related party notes payable..      1,141,479           3,322,956

     Less current maturities.................................         31,029             416,200
                                                                ------------        ------------
       Total long-term borrowing.............................   $137,296,548        $127,787,002
                                                                ============        ============

     On April 16, 1998, the Company issued, in a private placement, $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, which were subsequently replaced on May 12, 1998, with $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A, registered with the Securities and Exchange Commission (the "Notes").
     After paying issuance costs of approximately $2.7 million, the Company received proceeds of $72.3 million, which were used to repay a portion of the indebtedness outstanding under its Credit Agreement. Interest on the Notes accrues from the date of issuance, and is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes are redeemable for cash at any time on or after April 15, 2003, at the option of the Company, in whole or in part, at redemption prices set forth in the indenture. The Notes place certain restrictions on incurring additional indebtedness, the creation of liens, sales of assets, mergers and consolidations and payment of dividends, among other things. A default provision defines acceleration of any indebtedness and failure to pay any indebtedness of the Company at maturity and results in a default under the Notes.

     Note payable to bank represents a revolving credit agreement ("Credit Agreement") entered into on August 13, 1997 with a maximum availability of $100 million (subsequently reduced to $63.2 million as discussed below). Amounts available to borrow under this agreement are subject to rate limits as defined in the agreement. The loan was originally due August 13, 2002, (subsequently changed to October 1, 2000 and ultimately paid down as discussed below). Borrowings under the Credit Agreement bear interest at LIBOR, the bank's prime rate or at a rate equal to the bank's cost of funds, plus an applicable margin. The Credit Agreement contains several financial and non-financial covenants including but not limited to certain leverage and coverage ratios and working capital requirements.

     The Credit Agreement was amended April 16, 1998 ("Amendment No. 1"), effective upon the issuance of the Notes, changing the commitment fees and the financial ratio requirements. The Credit Agreement is collateralized by the voting stock of the Company, requires the Company to maintain certain financial ratios and places restrictions on the sale and purchase of assets, payment of dividends and other distributions relating to the Company's outstanding capital stock.

     On July 31, 1998, the Company provided notice to its lenders, as required under the terms of the Credit Agreement, of non-compliance with certain financial covenants contained in the Credit Agreement. As a result, the Credit Agreement was further amended on August 13,1998 ("Amendment No. 2"), waiving the default under the Credit Agreement, amending the financial covenants applicable after August 13,1998, placing a limitation on aggregate borrowings for working capital purposes, prohibiting the Company from borrowing for acquisitions until February 1999 without the approval of the lenders, and stipulating that the Company must meet certain financial criteria as defined in Amendment No. 2 before borrowing for acquisitions. In addition, Amendment No. 2 reduced total borrowings allowed under the Credit Agreement from $100.0 million to $75.0 million and changed the commitment fees and applicable margins. Amendment No. 2 also granted the

                                   Page - 45

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Long-Term Borrowing Arrangements - continued

     Company a waiver to permit the Company to comply with its contractual obligations relating to the PMI acquisition by allowing the Company to repurchase at a previously guaranteed price the shares issued to ChoicePoint in the PMI transaction (see Note 5.) The Security Agreement executed in connection with Amendment No. 2 granted to the lenders under the Credit Agreement, subject to certain permitted liens and exceptions, a security interest in substantially all of the assets of the Company.

     At September 30, 1998, the Company's applicable margin was 3.500% and the interest rates under the Credit Agreement ranged from 7.66% to 8.03%. The principal balance outstanding at September 30, 1998 on the Credit Agreement was $52.5 million.

     On December 4, 1998, the Company provided notice to its lenders, as required under the terms of the Amended Credit Agreement, of non-compliance with financial covenants contained in the Credit Agreement. On December 24, 1998, the Credit Agreement was further amended ("Amendment No. 3") waiving the default under the Credit Agreement through January 29, 1999 and providing the Company temporary borrowing availability. On January 8, 1999, an amendment ("Amendment No. 4") was signed with a revised set of financial covenants. The new financial covenants continue to require certain liquidity ratios and days sales outstanding targets to be met. The new covenants become more restrictive over the remaining life of the Credit Agreement. Amendment No. 4 also revised the Credit Agreement termination date from August 13, 2002 to October 1, 2000 and reduced the total commitment from $75 million to $70 million, with a further reduction to $65 million on June 30, 1999.

     On April 23, 1999, the Company provided notice to its lenders, as required under the terms of its Credit Agreement, as amended, of non-compliance with certain financial covenants contained in the Credit Agreement. On May 13, 1999 the Credit Agreement was further amended ("Amendment No. 5"), waiving the defaults under the Credit Agreement, revising the financial covenants and reducing the total commitment from $70.0 million to $65.0 million effective May 13, 1999. Further, Amendment No. 5 revised the interest payment date to be monthly and extended the time period during which the Company is prohibited from borrowing for acquisitions. The new covenants become more restrictive over the remaining life of the Credit Agreement. Under the Credit Agreement, as amended, commitment fees were set at 0.500% per annum on the average daily unused portion of the loan facility. On the effective date of Amendment No. 5, all LIBOR and swingline borrowings were converted to a base rate loan bearing interest at base rate plus 2.50%. Base rate is defined as the greater of (a) Federal Funds rate plus 1/2 of 1% or (b) prime rate. At September 30, 1999, the interest rate on borrowings under the Credit Agreement was 10.75%. Outstanding borrowings under the Credit Agreement at September 30, 1999 were approximately $62.2 million.

     As required under Amendment No. 5, the Company obtained Lender consent to sell a medical staffing business and certain equipment locations resulting in proceeds of $1.8 million. Under terms of the consent, proceeds from the sale were used to permanently reduce availability under the Credit Agreement to $63.2 million.

     As of September 30, 1999, the Company was in non-compliance with the financial covenants contained in Amendment No. 5. As a result of the pay down of all outstanding amounts under the Credit Agreement, (see Note 15) the non-compliance with certain financial covenants has been cured and accordingly the Credit Agreement is classified as a long-term liability in the financial statements.

     In connection with these amendments to the Credit Agreement, the Company incurred loan costs of approximately $324,027. These costs include amendment fees, legal and professional fees.

     At September 30, 1999, total borrowings under the Notes and the Credit Agreement were approximately $137.2 million.

                                   Page - 46

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Long-Term Borrowing Arrangements - continued

     The Company has entered into several related party notes payable and non-compete agreements with individuals in connection with the acquisition of businesses. The notes are payable in monthly, quarterly or annual installments and bear interest at rates ranging from 6.0% to 7.0%. The maturity dates vary but do not extend beyond December 2000.

     The aggregate amount of required principal payments during each of the next five fiscal years and thereafter on all long-term obligations as of September 30, 1999, is as follows:

         Year ending September 30,
         2000 .................................... $  1,172,508
         2001 ....................................   62,282,761
         2002 ....................................       11,339
         2003 ....................................        2,448
         2004 and thereafter......................   75,000,000
                                                   ------------
                                                   $138,469,056
                                                   ============

5.   Acquisitions and Dispositions

     During fiscal 1999, the Company sold the assets of its medical staffing business in the Mid-Atlantic Region to Medical Staffing Network, Inc., a medical staffing company. As part of the implementation of the Company's Plan, this business was defined as part of the non-core activities of the Company. The assets were sold for a total cash price of $1.8 million and the Company recorded a loss of $1.0 million. In addition, the Company sold the assets of one of its Texas equipment locations for a total cash price of $0.2 million.

     The Company acquired ten companies during fiscal 1998. Pro forma net loss and net loss per share would not be materially different than reported in the Statements of Operations. The aggregate fiscal year net revenue for these acquisitions was approximately $17.9 million and total net assets were $5.1 million. The aggregate purchase price of these companies was approximately $23.5 million.

     For three of the fiscal 1998 acquisitions, the Company granted price protection to the sellers for the Company's Common Stock. On August 19, 1998, ChoicePoint tendered to the Company all of its 495,050 shares of the Company's Common Stock. The Company paid a total of $10.0 million, the contractual protection price under the terms of the agreement between ChoicePoint and the Company, and immediately retired the Common Stock. For the remaining two acquisitions, the Company paid a total of $1.7 million to satisfy the contractual price protection under the terms of the agreement.

     The Company also acquired thirteen companies and a home health agency with a certificate of need, during fiscal 1997. Pro forma net income and net income per share would not be materially different than actual net income and net income per share reported in the Statements of Operations. The aggregate fiscal year net revenue for these acquisitions was approximately $29.0 million and total assets were $6.1 million. The aggregate purchase price of these companies was approximately $25.5 million.

     The purchase method of accounting was used to record each of the above acquisitions. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the purchase dates. Operating results for the acquired companies have been included in the Company's consolidated results of operations from the respective purchase dates.

                                   Page - 47

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6.   Leases

     The Company leases office space as well as certain automobiles and medical equipment under operating leases that expire at various dates through 2008. Rent expense for continuing operations approximated $7,047,000, $4,088,000 and $4,052,000 under these leases for the years ended September 30, 1999, 1998 and 1997, respectively. Rent expense for discontinued operations approximated $2,947,000, $2,444,000 and $157,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

     At September 30, 1999, the future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year were as follows:

         Year ending September 30,            Continuing        Discontinued
                                              Operations         Operations
                                              ----------        ------------
          2000............................   $ 4,026,000        $1,944,000
          2001............................     2,742,000         1,520,000
          2002............................     1,765,000         1,024,000
          2003............................     1,011,000           636,000
          2004 and thereafter.............     3,087,000           391,000
                                             -----------        ----------
                                             $12,631,000        $5,515,000
                                             ===========        ==========

7.   Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company's Stock Option Plan (the "Option Plan") provides for the granting of stock options covering up to 1,750,000 shares of Common Stock, of which 855,797 options have been granted to eligible participants as of September 30, 1999. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted only to those persons who are officers or employees of the Company or to certain outside consultants.

     The terms and conditions of options granted under the Option Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Board of Directors. Upon the occurrence of certain events, the vesting period of the options accelerate. The term of options granted under the Option Plan are typically 3 to 5 years but may not exceed 10 years. The Company has the right to repurchase the Common Stock issued upon the exercise of these options at the then fair market value of such shares, if the Company or the holders of such shares terminate their employment with the Company.

     Under the Company's Directors' Stock Option Plan, directors of the Company who are not officers or employees of the Company may receive stock options each year to purchase up to 6,000 shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. A total of 300,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors' Stock Option Plan of which 190,000 options have been granted to eligible participants as of September 30, 1999.

                                   Page - 48

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Stock Option Plans - Continued

     Pro forma information regarding net income and earnings per share is required by Statement 123, determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.92%, 4.18% and 5.99%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's Common Stock of 100%, 49.41% and 45.80% and a weighted-average expected life of the option of 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows (in thousands, except for net income (loss) per share information):

                                                  1999      1998     1997
                                                --------  -------   ------
     Pro forma net income (loss)............... $(55,299)  $(7,194)  $6,506
     Pro forma net income (loss) per share
       Basic................................... $  (8.31)  $ (1.04)  $ 1.04
       Diluted................................. $  (8.31)  $ (1.04)  $ 1.01


     A summary of stock option activity is as follows:

                                                                                                Weighted Average
                                                                                                  Exercise Price
                                                                                  Shares             per Share
                                                                              --------------    -----------------
     Outstanding at October 1, 1996.........................................        581,653          $13.20
       Granted...........................................................           194,500           18.46
       Exercised.........................................................           (43,753)           5.33
       Cancelled.........................................................           (20,537)          16.54
                                                                                  ---------          ------
     Outstanding at September 30, 1997......................................        711,863           15.02
       Granted...........................................................           384,000           20.52
       Exercised.........................................................           (16,899)           9.16
       Cancelled.........................................................          (304,972)          20.26
                                                                                  ---------          ------
     Outstanding at September 30, 1998......................................        773,992           15.82
       Granted...........................................................           342,500            2.44
       Exercised.........................................................            (1,190)           0.92
       Cancelled.........................................................           (69,505)          14.46
                                                                                  ---------          ------

     Outstanding at September 30, 1999......................................      1,045,797          $11.54
                                                                                  =========          ======


                                   Page - 49

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Stock Option Plans - Continued

     At September 30, 1999, 1998 and 1997, options to acquire 585,797, 476,742 and 322,821 shares, respectively, were exercisable. The weighted average fair value of options granted in 1999, 1998 and 1997 was $1.75, $8.84 and $7.97, respectively.

     The following table summarizes the ranges of exercise prices and weighted average contractual lives for options outstanding and the weighted average exercise price for options exercisable as of September 30, 1999.

                           Options Outstanding                                     Options Exercisable
                           -------------------                                     -------------------
                                                  Weighted Average
                                                Remaining Contractual      Number Options       Weighted Average
     Exercise Price         Outstanding                 Life                 Exercisable         Exercise Price
     -------------          -----------         ---------------------      --------------       ----------------
     $ 0.014-$ 0.714           15,634                   1.1                     15,634               $ 0.45
           1.43-1.63          252,817                   9.5                     11,317                 1.43
           4.29-5.70          183,476                   5.7                    100,976                 4.43
          8.00-10.26           45,000                   4.8                     45,000                 8.92
         13.38-19.87          507,370                   6.9                    373,245                18.55
         20.00-24.88           41,500                   7.2                     39,625                22.87
                            ---------                   ---                    -------               ------
                            1,045,797                   7.1                    585,797               $14.85
                            =========                   ===                    =======               ======

8.   Income Taxes

     The income tax provision (benefit) for the years ended September 30, 1999, 1998 and 1997 are summarized below:

                                                                          1999               1998             1997
                                                                    -----------------  ----------------  --------------
     Current:
       Federal.................................................       $  (890,457)      $(2,621,000)      $2,683,000
       State...................................................          (166,961)         (491,000)         503,000
                                                                      -----------       -----------       ----------
                                                                       (1,057,418)       (3,112,000)       3,186,000
     Deferred:
       Federal.................................................           890,457          (167,165)       1,357,021
       State...................................................           166,961           (31,427)         254,441
                                                                      -----------       -----------       ----------
                                                                        1,057,418          (198,592)       1,611,462
                                                                      -----------       -----------       ----------
                                                                               --        (3,310,592)       4,797,462
     Discontinued operations...................................                --         3,894,039          783,577
                                                                      -----------       -----------       ----------
     Continuing operations.....................................       $        --       $(7,204,631)      $4,013,885
                                                                      ===========       ===========       ==========

     A reconciliation of the income tax provision (benefit) to the statutory federal income tax rate is as follows:

                                                                           1999              1998            1997
                                                                    ------------------  --------------  --------------
     Statutory rate of 34% applied to pre-tax income..............       $(18,741,432)    $(3,264,949)      $4,097,734
     State income taxes, net of federal tax benefit...............         (2,182,826)       (344,802)         448,340
     Amortization and impairment of intangibles...................          2,199,516         234,203          202,992
     Valuation allowance..........................................         18,346,172              --               --
     Discontinued operations......................................                 --      (3,894,039)        (783,577)
     Other, net...................................................            378,570          64,956           48,396
                                                                         ------------     -----------       ----------
                                                                         $         --     $(7,204,631)      $4,013,885
                                                                         ============     ===========       ==========

                                   Page - 50

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Income Taxes - continued

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                       1999                 1998
                                                                                -------------------  ------------------
     Allowance for doubtful accounts..........................................     $  6,933,566         $ 3,637,406
     Deferred losses on discontinued operations...............................       (3,918,349)                 --
     Mark to market accounting for accounts receivable........................       (3,542,667)         (3,902,239)
     Net operating loss carryforward..........................................       11,575,581             441,270
     Payroll related accruals.................................................          768,602             632,075
     Insurance related accruals...............................................        1,748,619           1,336,229
     Property and equipment and intangibles...................................        4,179,755          (3,381,850)
     Other, net...............................................................          601,065             624,912
                                                                                   ------------         -----------
     Net deferred tax asset/(liability).......................................       18,346,172            (612,197)
     Valuation allowance......................................................      (18,346,172)                 --
                                                                                   ------------         -----------
     Net deferred tax liability...............................................     $         --         $  (612,197)
                                                                                   ============         ===========

     The Company recorded an $18.3 million valuation allowance against the $18.3 million net deferred tax assets as of September 30, 1999, generated primarily as a result of net operating losses. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies. Management concluded that the net deferred tax asset required a full valuation allowance.

     Under guidance issued by the Internal Revenue Service in December 1996, the Company made an election entitling it to mark its accounts receivable to market value for tax purposes. In fiscal 1998, the mark to market election for accounts receivable was repealed requiring the Company to recognize the related deferred tax liabilities evenly over the next four years.

     The Company has approximately $29.5 million of net operating losses for income tax purposes available to offset future taxable income. Such losses expire by the year 2011 through 2019.

     For the year ended September 30, 1998, the Company realized approximately $558,000 of a net operating loss relating to a business acquired through a stock acquisition. This resulted in a reduction to the intangible asset and an increase in the deferred income taxes recorded at the date of the acquisition.

     Refunds from income taxes exceeded net taxes paid in the years ended September 30, 1999 and 1998. Taxes paid for the year ended September 30, 1997 was approximately $4.3 million.

9.   Fair Values of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash - The carrying amounts reported in the balance sheets for cash approximate their fair value.

     Long and short-term debt - The carrying amounts of the Company's borrowings under its revolving credit agreements approximate their fair value. The fair values of the Company's long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's Notes as determined by quotations on the applicable exchange was approximately $35.3 million at September 30, 1999.

10.  Employee Savings Plan

     The Company has a contributory savings plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code, covering all employees of the Company (except, among others, highly compensated employees as defined in the Plan, certain employees designated as part-time employees and employees deemed to be leased employees within the meaning of certain provisions of the Code). The Company, at its discretion, may match 33% of employee contributions to a maximum of 6% of employee earnings each Plan year. Company contributions to the Plan for continuing operations were approximately $387,000, $320,000 and $270,000 for the years ended September 30, 1999, 1998 and 1997 respectively.

                                   Page - 51

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Employee Savings Plan - continued

     Company contributions to the Plan for discontinued operations were $105,000, $83,000 and $7,000 for the years ended September 30, 1999, 1998 and 1997.

     In October 1997, the Company amended the 401(k) Plan to remove certain selected management or highly compensated employees earning more than $80,000 annually from being eligible to participate in the 401(k) Plan.
     The Company adopted the Pediatric Services of America, Inc. Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") for those employees of the Company. The purpose of this plan is to provide the selected management or highly compensated personnel of the Company with the opportunity to defer amounts of their compensation which might not otherwise be deferrable under other Company plans, including the 401(k) Plan, and to receive the benefit of additions to their deferral, in the absence of certain restrictions and limitations in the Code. Participants elect the amount of pay they wish to defer up to the maximum percentage of compensation for the tier to which the employee is a member. Maximum deferrals range from 10% to 100% of compensation. The Company may contribute to the Plan an amount equal to a percentage of the amount each Participant contributes to the Plan. The Non-Qualified Plan is intended to be an un-funded plan for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Company contributions and voluntary compensation deferrals are held in a "Rabbi Trust" as that term is defined in Revenue Procedure 92-64, 1992-2 C.B. 422. Distributions of Plan contributions and earnings will be made upon termination of employment, disability, retirement or the financial hardship of the participant. In-service benefits are also available to participants. Company contributions to the Non-Qualified Plan were approximately $28,000 and $55,000 for the years ended September 30, 1999 and 1998, respectively. On March 22, 1999, the Company terminated the Plan and distributed Plan contributions to those employees who participated in the Plan.

11.  Commitments and Contingencies

     As of September 30, 1999, the Company's professional liability policy is on a claims-made basis. Should this claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured.

     The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings should not have a material adverse effect on the Company's consolidated financial position.

     Shareholder Litigation

     On March 11, 1999, a putative class action complaint was filed against the Company in the United States District Court for the Northern District of Georgia. The Company and certain of its then current officers and directors were named as defendants. To the Company's knowledge, no other putative class action complaints were filed within the 60 day time period provided for in the Private Securities Litigation Reform Act. The plaintiffs and their counsel were appointed lead plaintiffs and lead counsel, and an amended complaint was filed on or about July 22, 1999.

     In general, the plaintiffs allege that prior to the decline in the price of the Company's Common Stock on July 28, 1998, there were violations of the Federal Securities Laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures principally related to its reporting of accounts receivable and the reserve for doubtful accounts.
     The amended complaint purports to expand the class to include all persons who purchased the Company's Common Stock during the period from July 29, 1997 through and including July 29, 1998. On October 8, 1999, the Company and the individuals named as defendants moved to dismiss the amended complaint on both substantive and procedural grounds. The motion is currently pending before the Court. The

                                   Page - 52

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Commitments and Contingencies - Continued

     Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the Federal Securities Laws.

     On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, K&N, Inc. In general, the plaintiffs allege that the defendants violated Federal and State (i.e., Tennessee) Securities Laws and committed common law fraud in connection with the Company's purchase of Kids and Nurses, Inc. in November, 1997. The plaintiffs seek actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorneys fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal securities laws, and added claims under Georgia's securities laws. The plaintiffs also filed a brief in response to the Company's motion to dismiss. The motion to dismiss is currently pending before the Court. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of any applicable Federal or State Securities Laws, or any other applicable law.

     In the opinion of the Company's management, the ultimate disposition of these two lawsuits should not have a material adverse effect on the Company's financial condition or results of operations, however, there can be no assurance that the Company will not sustain material liability as a result of or related to these lawsuits.

12.  Basic and Diluted Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). For 1999 and 1998, weighted average shares outstanding for continuing operations for basic and diluted computations are the same as the impact of common equivalent shares on earnings per share is anti-dilutive.

     The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income (loss) from continuing and discontinued operations per share:


                                                                               Year Ended September 30,
                                                               ------------------------------------------------------
                                                                    1999                1998                1997
                                                               ---------------     ---------------     --------------
     Denominator for basic income (loss) per share-
       weighted average shares...............................      6,652,212           6,910,760          6,256,567
     Effect of dilutive securities:
     Options..................................................            --                  --            189,188
                                                                   ---------           ---------          ---------
     Denominator for diluted income (loss) per share-
       adjusted weighted average shares......................      6,652,212           6,910,760          6,445,755
                                                                   =========           =========          =========

                                   Page - 53

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


13.  Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for 1999 and 1998 is as follows (in thousands, except per share data):


                                                                                    QUARTER
                                                            ------------------------------------------------------
     Fiscal 1999(1)                                          First         Second          Third          Fourth
------------------------------------------------------------------------------------------------------------------
     Net revenue......................................      $56,741       $ 54,870       $ 53,134         $ 49,608
     Operating income (loss)..........................        1,577        (26,866)        (3,197)         (14,019)
     Loss from continuing operations
        before income tax expense (benefit)...........       (1,473)       (30,613)        (8,372)         (17,245)
     Loss from continuing operations..................         (999)       (29,428)        (8,372)         (18,904)
     Income (loss) from discontinued operations,
        net of tax....................................        1,107            628           (260)           1,106
     Net income (loss)................................          108        (28,800)        (8,632)         (17,798)
     Net income (loss) per share:
       Basic..........................................      $  0.02       $  (4.33)      $  (1.30)        $  (2.68)
       Diluted........................................      $  0.02       $  (4.33)      $  (1.30)        $  (2.68)


                                                                                    QUARTER
                                                            ------------------------------------------------------
     Fiscal 1998(2)                                          First         Second          Third          Fourth
------------------------------------------------------------------------------------------------------------------
     Net revenue......................................      $51,915       $ 57,302       $ 54,803         $ 58,162
     Operating income (loss)..........................        4,449          2,555        (15,378)             340
     Income (loss) from continuing operations before
       income tax expense (benefit)...................        2,984            655        (17,996)          (2,565)
     Income (loss) from continuing operations.........        1,908            425        (11,485)            (565)
     Income (loss) from discontinued operations,
       net of tax.....................................          214          1,709          1,576              (74)
     Net income (loss)................................        2,122          2,135         (9,909)            (640)
     Net income (loss) per share:
       Basic..........................................      $  0.33       $   0.30       $  (1.39)        $  (0.10)
       Diluted........................................      $  0.32       $   0.30       $  (1.39)        $  (0.10)

(1) Results of Operations in the second and fourth quarters includes charges related to impairment of goodwill of $21.0 million and $8.5 million, respectively.

(2) Results of Operations in the third quarter include an additional $13.0 million provision for doubtful accounts.

14.  Stockholders' Equity

     On September 22, 1998, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one Common Stock Purchase Right ("Right") for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on October 13, 1998. The Rights will be attached and traded with the Company's Common Stock, but will detach and become exercisable 10 days after a person or group (Acquiring Person) has acquired beneficial ownership of 15% or more of the Common Stock, or 10 days after a person or group commences a tender offer or an exchange offer that would result in their owning 15% or more of the Common Stock. Each Right may be exercised to acquire a number of shares of Common Stock equal to ten shares of Common Stock multiplied by a fraction, the numerator of which is the number of shares of Common Stock outstanding on the date that an Acquiring Person was first determined to be such (the Stock Acquisition
     Date) and the denominator of which is the number of Rights outstanding on the Stock Acquisition Date that are not owned by the Acquiring Person. The Company may redeem the Rights at a price of $0.01 per share at any time before a person becomes an Acquiring Person. Until a Right is exercised, the Right holder will have no rights as a stockholder of the Company, including the right to vote or to receive dividends. The Rights will expire on September 30, 2008, unless earlier redeemed or exchanged by the Company.

                                   Page - 54

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


15.  Subsequent Event

     On November 1, 1999, the Company concluded the sale of the assets of its paramedical testing division to Hooper Holmes, Inc. The aggregate purchase price for the assets was $85.0 million, subject to an adjustment as set forth in the amendment to the Asset Purchase Agreement estimated at closing to be $4.0 million, and subject to additional post-closing escrows for possible further adjustments of up to $2.2 million. The Company has estimated the gain on this sale to be approximately $27.0 million (net of estimated deferred operating losses of approximately $10.3 million). Deferred loss from discontinued operations represents losses incurred after the measurement date which were capitalized and deferred until the estimated gain is realized. This gain has not been recorded in the accompanying financial statements as the disposal date was after year end. A portion of the proceeds of the sale were used to pay down to zero all outstanding amounts under the existing Credit Agreement, dated August 13, 1998, as amended.

     On November 1, 1999, simultaneously with the pay down of the existing Credit Agreement, the Company amended and restated the Credit Agreement (the "Amended and Restated Loan Security Agreement"). Subject to the terms and conditions of the Amended and Restated Loan Security Agreement, the Lender made available a total credit facility of up to $30.0 million for use by the Company and its subsidiaries from time to time during the term of the Amended and Restated Loan and Security Agreement. The total credit facility comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit (as defined therein).

                                   Page - 55

                        Report of Independent Auditors


The Board of Directors and Stockholders
Pediatric Services of America, Inc.

     We have audited the accompanying consolidated balance sheets of Pediatric Services of America, Inc. ("PSA"), as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the index at
Item 14. These financial statements and schedule are the responsibility of PSA's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PSA at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States.

     Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  Ernst & Young LLP


December 21, 1999
Atlanta, Georgia

                                   Page - 56

                      PEDIATRIC SERVICES OF AMERICA, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE


Schedules numbered in accordance with Rule 5.04 of Regulation S-X

II  Valuation and Qualifying Accounts.......................................  58

All schedules except Schedule II have been omitted because the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant, or the schedules are not applicable.

                                   Page - 57

===================================================================================================================================
                                                   SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS
                                                  PEDIATRIC SERVICES OF AMERICA, INC. AND SUBSIDIARY

    COL. A                              COL. B                      COL. C                           COL. D             COL. E
    ------                              ------                      ------                           ------             ------
                                                                  Additions
                                                              ------------------
                                                                                Charged to
                                       Balance at         Charged to              Other
                                        Beginning         Costs and              Accounts             Deductions      Balance at End
      Descriptions                      of Period          Expenses             --Describe            --Describe        of Period
      ------------                     ----------         ----------            ----------            -----------     --------------
Year ended September 30, 1997:
 Deducted from asset accounts:
  Allowance for doubtful accounts...   $ 8,532,000        $ 6,239,000           $ 1,406,000(2)        $ 6,132,000(1)    $10,036,000
                                       ===========        ===========           ===========           ===========       ===========
Year ended September 30, 1998:
 Deducted from asset accounts:
  Allowance for doubtful accounts...   $10,036,000        $22,963,000           $ 2,114,000(3)        $21,105,000(1)    $14,008,000
                                       ===========        ===========           ===========           ===========       ===========
Year ended September 30, 1999:
 Deducted from asset accounts:
  Allowance for doubtful accounts...   $14,008,000        $21,587,000           $(1,215,000)(4)       $19,731,000(1)    $14,649,000
                                       ===========        ===========           ===========           ===========       ===========
  Valuation Allowance for net
    deferred tax asset..............            --                 --           $18,346,000(5)                 --       $18,346,000
                                       ===========        ===========           ===========           ===========       ===========

(1)  Uncollectible accounts written off, net of recoveries.

(2)  Allowance for doubtful accounts acquired in connection with the purchases of IntensiCare, Pediatric Specialists, Inc., Ivonyx
     Pharmacy, Home Vitality, Inc., Concerned Nursing Care, Inc., Home Health Nursing Services, Inc., Supplemental Staffing
     Services, Inc., Special Medical Services, Inc. and Lifetec Medical & Home Care, Inc.

(3)  Allowance for doubtful accounts acquired in connection with the purchases of Pediatric Physical Therapy, Inc., Intra-Care,
     Inc., Cyber Home Medical Equipment Corp., Inc., Texas Air Supply Home Medical Equipment, Inc., Pediatric Nursing Services,
     Inc., Strictly Pediatrics, L.L.C., Transworld Home Health Care - Nursing Division, Inc., Kid's Nurses, Inc., Kid's Nurses, Inc,
     and Medical Equipment and Supply, Inc.

(4)  Allowance for doubtful accounts charged off in connection with the sale of the Company's medical staffing business and an equipment location.

(5)  Valuation allowance for net deferred taxes was recorded against the $18,346,000 net deferred tax asset.
====================================================================================================================================

                                   Page - 58

                               INDEX TO EXHIBITS



      Exhibits                                                                                           Page No.
                                                                                                         ---------
                  The following exhibits are filed with this report. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 310 Technology Parkway,
                  Norcross, Georgia  30092-2929.  There is a charge of $.50 per page to cover expenses for copying and mailing.

         10.9(k)  Employment Agreement, dated May 1, 1999 between the Company and James M. McNeill.....         60

         10.9(l)  Employment Agreement, dated August 30, 1999 between the Company and David Nabors.....         66

         10.9(m)  Employment Agreement, dated October 1, 1999 between the Company and Joseph D. Sansone         77

         10.9(n)  Non-Qualified Deferred Compensation Plan, dated January 1, 2000......................         83

         21       Subsidiaries of the Company..........................................................         99

         23.1     Consent of Independent Auditors, Ernst & Young LLP...................................        100

         25       Powers of Attorney...................................................................        101

         27       Financial Data Schedule..............................................................        105

                                   Page - 59