Form 10-Q
period 1999-12-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2000-02-14
CIK 893430

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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

                             Yes [X]        No [_]

As of February 7, 2000, the Registrant had 6,658,305 shares of Common Stock, $0.01 Par Value, outstanding.

--------------------------------------------------------------------------------
                                 Page 1 of 19
                         Index of Exhibits on page 18

                                   FORM 10-Q
                      PEDIATRIC SERVICES OF AMERICA, INC.


                                     INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I    FINANCIAL INFORMATION

ITEM 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of
               December 31, 1999 and September 30, 1999...................     3

          Condensed Consolidated Statements of Operations for
               the three months ended December 31, 1999 and 1998..........     5

          Condensed Consolidated Statements of Cash Flows for
               the three months ended December 31, 1999 and 1998..........     6

          Notes to Condensed Consolidated Financial
               Statements.................................................     7

ITEM 2:   Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................    11

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk......    15

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings...............................................    15

ITEM 4:   Submission of Matters to a Vote of Security Holders.............    16

ITEM 6:   Exhibits and Reports on Form 8-K................................    16

          Signatures......................................................    17

          Index of Exhibits...............................................    18

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                      PEDIATRIC SERVICES OF AMERICA, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                 December 31,      September 30,
                                                                                     1999              1999
                                                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents..................................................       $ 17,044          $  8,361
  Accounts receivable, less allowances for doubtful
    accounts of $15,351 and $14,649, respectively............................         49,908            55,482
  Prepaid expenses...........................................................            698               667
  Income taxes receivable....................................................            351               345
  Other current assets.......................................................          5,639             4,011
  Net current assets of discontinued operations..............................              -            25,192
                                                                                    --------          --------
Total current assets.........................................................         73,640            94,058

Property and equipment:
  Home care equipment held for rental........................................         30,269            30,096
  Furniture and fixtures.....................................................          9,729             9,813
  Vehicles...................................................................            805               805
  Leasehold improvements.....................................................          1,043             1,032
                                                                                    --------          --------
                                                                                      41,846            41,746
  Accumulated depreciation and amortization..................................        (26,353)          (25,071)
                                                                                    --------          --------
                                                                                      15,493            16,675

Other assets:
  Goodwill, less accumulated amortization of
    $5,716 and $5,159, respectively..........................................         35,603            36,160
  Certificates of need, less accumulated amortization of
    $327 and $302, respectively..............................................            345               371
  Deferred financing fees, less accumulated
    amortization of $496 and $1,119, respectively............................          2,512             2,719
  Noncompete agreements, less accumulated amortization of
    $1,052 and $1,032, respectively..........................................            108                28
  Other......................................................................            278               367
  Non-current assets of discontinued operations..............................              -            27,253
                                                                                    --------          --------
                                                                                      38,846            66,898
                                                                                    --------          --------
Total assets.................................................................       $127,979          $177,631
                                                                                    ========          ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS--(Continued)
                                (In thousands)

                                                                                  December 31, September 30,
                                                                                     1999          1999
                                                                                  (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable...............................................................    $  7,220      $  9,126
 Accrued compensation...........................................................       3,985         9,116
 Accrued insurance..............................................................       5,524         4,602
 Other accrued liabilities......................................................       8,345         8,718
 Deferred revenue...............................................................         714           714

 Current maturities of long-term obligations to related parties.................         220         1,141
 Current maturities of long-term obligations....................................          26            31
                                                                                    --------      --------
Total current liabilities.......................................................      26,034        33,448

Long-term obligations to related parties, net of current
    maturities..................................................................          77            25
Long-term obligations, net of current maturities................................      75,000       137,272

Stockholders' equity:
 Preferred stock, $.01 par value, 2,000 shares
   authorized, no shares issued and outstanding.................................           -             -
 Common stock, $.01 par value, 80,000 shares
  authorized; 6,652 shares issued and outstanding at December 31, 1999
  and September 30, 1999........................................................          67            67
 Additional paid-in capital.....................................................      48,362        48,362
 Accumulated deficit............................................................     (21,561)      (41,543)
                                                                                    --------      --------

Total stockholders' equity......................................................      26,868         6,886
                                                                                    --------      --------
Total liabilities and stockholders' equity......................................    $127,979      $177,631
                                                                                    ========      ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                        Three Months Ended December 31,

                                                                                           1999                1998
                                                                                          ---------------------------
                                                                                                  (Unaudited)
Net revenue................................................................               $48,104             $56,741
Costs and expenses:
 Operating salaries, wages and employee benefits...........................                22,658              27,455
 Other operating costs.....................................................                17,651              18,261
 Corporate, general and administrative.....................................                 4,752               4,129
 Provision for doubtful accounts...........................................                 2,344               3,164
 Depreciation and amortization.............................................                 2,064               2,155
                                                                                          -------             -------
  Total costs and expenses.................................................                49,469              55,164
                                                                                          -------             -------
Operating income (loss)....................................................                (1,365)              1,577
Interest expense...........................................................                 2,967               3,094
                                                                                          -------             -------
Loss from continuing operations, before minority
    interest and income taxes..............................................                (4,332)             (1,517)
Minority interest in loss of subsidiary....................................                     -                  43
                                                                                          -------             -------
Loss from continuing operations, before income taxes.......................                (4,332)             (1,474)
Income tax benefit.........................................................                     -                (475)
                                                                                          -------             -------
Loss from continuing operations............................................                (4,332)               (999)

Discontinued operations:
Income from discontinued operations, net of  tax...........................                     -               1,107
Gain on disposal of discontinued operations................................                24,314                   -
                                                                                          -------             -------
Net income.................................................................               $19,982             $   108
                                                                                          =======             =======

Basic and diluted net income per share data:
Loss from continuing operations............................................               $ (0.65)            $ (0.15)
Income from discontinued operations........................................                  0.00                0.17
Gain on disposal of discontinued operations................................                  3.65                0.00
                                                                                          -------             -------
Net income.................................................................               $  3.00             $  0.02
                                                                                          =======             =======

Weighted average shares outstanding:
Basic and diluted..........................................................                 6,652               6,653
                                                                                          =======             =======

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                              Three Months Ended December 31,
                                                                                                     1999             1998
                                                                                                   --------         --------
                                                                                                          (Unaudited)
Operating activities
Loss from continuing operations............................................................        $ (4,332)         $  (999)
Adjustments to reconcile loss from continuing operations to net cash provided by
      (used in) operating activities:
  Depreciation and amortization............................................................           2,064            2,155
  Provision for doubtful accounts..........................................................           2,344            3,164
  Amortization of deferred financing fees..................................................             412              126
  Minority interest in loss of subsidiary..................................................               -              (43)
  Changes in operating assets and liabilities, net of effects from dispositions of business:
    Accounts receivable....................................................................           3,230           (4,429)
    Prepaid expenses.......................................................................             (31)             238
    Other assets...........................................................................          (1,626)          (1,055)
    Accounts payable.......................................................................          (1,906)           2,688
    Income taxes...........................................................................              (5)              89
    Accrued liabilities....................................................................          (4,582)          (1,411)
                                                                                                   --------          -------
Net cash provided by (used in) operating activities of continuing
   operations..............................................................................          (4,432)             523
Net cash provided by (used in) operating activities of discontinued
   operations..............................................................................          (1,087)             455
                                                                                                   --------          -------
Net cash provided by (used in) operating activities........................................          (5,519)             978
Investing activities
Purchases of property and equipment........................................................            (255)            (965)
Proceeds from sale of division.............................................................          77,869                -
Other, net.................................................................................              64              (45)
                                                                                                   --------          -------
Net cash provided by (used in) investing activities of continuing operations...............          77,678           (1,010)
Net cash used in investing activities of discontinued operations...........................             (24)            (319)
                                                                                                   --------          -------
Net cash provided by (used in) investing activities........................................          77,654           (1,329)
Financing activities
Principal payments on long-term debt.......................................................         (63,247)          (6,313)
Borrowings on long-term debt...............................................................               -           13,500
Deferred financing fees....................................................................            (205)             (16)
Proceeds from exercise of stock options....................................................               -                1
                                                                                                   --------          -------
Net cash provided by (used in) financing activities........................................         (63,452)           7,172
                                                                                                   --------          -------
Increase in cash and cash equivalents......................................................           8,683            6,821
Cash and cash equivalents at beginning of period...........................................           8,361            1,444
                                                                                                   --------          -------
Cash and cash equivalents at end of period.................................................        $ 17,044          $ 8,265
                                                                                                   ========          =======
Supplemental disclosure of cash flow information
Cash paid for interest.....................................................................        $  4,446          $ 4,840
                                                                                                   ========          =======

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2000. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 1999 Annual Report.

2.   Description of Business

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

3.   Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net revenue and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required in recording net revenue and determining the provision for doubtful accounts. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available to management.

4.   Accounts Receivable

     Accounts receivable include approximately $11.4 million and $10.5 million for which services have been rendered but the amounts were unbilled as of December 31, 1999 and September 30, 1999, respectively. Such unbilled amounts are primarily a result of the time required to obtain and reconcile information from field locations in order to process bills for services rendered.

                      PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)

5.   Concentration of Credit Risk

     The Company's principal financial instruments subject to potential concentration of credit risk are accounts receivable. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current health care environment. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, and individuals and the diversity of geographic locations in which the Company operates.

     At December 31, 1999, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company paid a fixed rate of 6.61%. The interest rate differential to LIBOR is received or paid and recognized over the life of the agreement as an adjustment to interest expense. On January 13, 2000, the Company settled and received a final payment of $0.1 million under the Interest Rate Swap Agreement.

6.   Reclassifications

     Certain amounts for prior periods have been reclassified to conform to the current year presentation.

7.   Discontinued Operations

     During the third quarter of fiscal 1999, the Company's Board of Directors approved management's plan to sell the Company's paramedical testing operations. On November 1, 1999, the Company concluded the sale of the assets of its paramedical testing division to Hooper Holmes, Inc. During the first quarter of fiscal 2000, the Company recorded a gain on the sale of this division of $24.3 million, including the deferred operating losses of $10.6 million incurred between the measurement date and disposal date. As a result, the paramedical testing operations are reflected as a discontinued operation and the condensed consolidated financial statements of the Company for all periods presented have been restated to reflect the discontinued operations. The operating results of the discontinued operations are summarized as follows (in thousands):

                                                                        Three Months Ended December 31,
                                                                           1999                1998
                                                                        ----------         ------------
Net revenue...........................................................      $6,415             $22,634
Income before income tax expense......................................           -               1,640
Income tax expense....................................................           -                 533
                                                                            ------             -------
Net income............................................................      $    -             $ 1,107
                                                                            ======             =======

                      PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)

     Discontinued Operations - continued

     Assets and liabilities of the discontinued operations have been reflected in the condensed consolidated balance sheets as current or non-current based on the original classification of the accounts, except certain current liabilities are netted against current assets. The following is a summary of assets and liabilities of discontinued operations (in thousands):

                                                                           September 30,
                                                                               1999
                                                                          --------------
    Cash................................................................        $   541
    Accounts receivable, net............................................         12,691
    Prepaid expenses....................................................             29
    Other current assets................................................         12,471
                                                                                -------
    Total current assets                                                         25,732
    Accrued compensation................................................            540
                                                                                -------
    Net current assets of discontinued operations.......................        $25,192
                                                                                =======

    Property, net.......................................................        $ 5,025
    Goodwill, net.......................................................         22,173
    Other...............................................................             55
                                                                                -------
    Non-current assets of discontinued operations.......................        $27,253
                                                                                =======

     Accounts receivable for discontinued operations include approximately $9.4 million for which services have been rendered but the amounts were unbilled as of September 30, 1999. Primarily such unbilled amounts result from the paramedical testing division's practice of billing one month in arrears. Certain liabilities were not assumed by Hooper Holmes, Inc. in the sale of the paramedical testing division. These include accounts payable, additional accrued compensation and other accrued liabilities which totaled approximately $4.2 million at December 31, 1999.

8.   Income Taxes

     The Company recorded a full valuation allowance against the net deferred tax assets as of December 31, 1999, generated primarily as a result of net operating losses. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential, and tax planning strategies. Management concluded that the net deferral tax asset required a full valuation allowance. Accordingly, the Company did not recognize any income taxes for the three months ended December 31, 1999.

9.   Long-Term Borrowing Arrangements

     A portion of the proceeds from the sale of the Company's paramedical testing division were used to pay down to zero all outstanding amounts under the Company's existing Credit Agreement. Simultaneous with the pay down of the existing Credit Agreement, the Company amended and restated the Credit Agreement (the "Amended and Restated Loan Security Agreement"). Subject to the terms and conditions of the Amended and Restated Loan Security Agreement, the Lender made available a total credit facility of up to $30.0 million for use by the Company and its subsidiaries from time to time during the term of the Amended and Restated Loan and Security Agreement. The total credit facility is comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit (as defined therein). As of this report date no amounts were outstanding under the Amended and Restated Loan Security Agreement.

10.  Basic and Diluted Net Income Per Share

     Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). For the three months ended December 31, 1999 and 1998, weighted average shares outstanding for continuing operations for basic and diluted computations are the same since the impact of common equivalent shares on earnings per share is anti-dilutive.

                      PEDIATRIC SERVICES OF AMERICA, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the "Company"). When used in this Form 10-Q, the words "may," "could," "should," "would," "believe, " "feel, " "anticipate," "estimate," "intend," "plan" and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described hereunder and those discussed in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company's ability to collect for equipment sold or rented, assimilate and manage previously acquired field operations, collect accounts receivable, including receivables related to acquired businesses and receivables under appeal, hire and retain qualified personnel and comply with and respond to billing requirements issues, including those related to the Company's billing and collection system could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company included in this Quarterly Report.

Recent Developments

In the first quarter of fiscal 2000, the Company's senior management continued implementation of its strategic plan (the "Plan") to improve the Company's performance. The primary focus of the Plan relating to medical services is to redirect the Company to its core businesses, the pediatric home healthcare and adult respiratory businesses. On November 1, 1999, the Company sold its paramedical division to Hooper Holmes, Inc.

The Company also made progress on other operating initiatives contained within the Plan. The closure of under-performing locations has been substantially completed; however, the Company continues to experience some delays in the discharge and transfer of care for certain patients. These delays could impact future results of operations. The Company continued to evaluate its portfolio of managed care contracts with its intentions to withdraw or renegotiate those with minimal profitability and cash flow performance. While progress to date has impacted operating results to a lesser degree than anticipated, as contracts reach their respective renewal dates the Company believes its ability to impact future results will improve. Additionally, the Company has significantly invested in its reimbursement organization by, among other things, hiring more experienced senior managers, increasing incentive compensation for billing and collection teams, improving its reporting and analysis capabilities and increasing the amounts billed electronically.

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

The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of continuing operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the comparative prior period:

                                                                                                Period-to-Period Percentage
                                                                                                          Increase
                                                                    Percentage of Net Revenue            (Decrease)
                                                                       Three Months Ended            Three Months Ended
                                                                          December 31,                  December 31,
                                                                       1999           1998              1999 to 1998
                                                                       ----           ----              ------------
Net revenue...................................................          100%           100%                 (15)%
Operating salaries, wages and employee benefits...............         47.1           48.4                  (18)
Other operating costs.........................................         36.7           32.2                   (3)
Corporate, general and administrative.........................          9.9            7.3                   15
Provision for doubtful accounts...............................          4.9            5.6                  (26)
Depreciation and amortization.................................          4.3            3.8                   (4)
                                                                   --------------------------------------------
Operating income (loss).......................................         (2.9)           2.7                 (187)
Interest expense..............................................          6.2            5.5                   (4)
                                                                   --------------------------------------------

Loss from continuing operations, before minority interest and
 income taxes.................................................         (9.1)          (2.8)                (186)

Minority interest in loss of subsidiary.......................            -            0.1                    -
                                                                   --------------------------------------------
Loss from continuing operations before income taxes...........         (9.1)          (2.7)                (194)
Income tax benefit............................................            -           (0.8)                (100)
                                                                   --------------------------------------------
Loss from continuing operations...............................        (9.1)%          (1.9)%               (334)%
                                                                      ====             ===                 ====


The following table sets forth for the periods indicated the net revenue breakdown by service:
                                (in thousands)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                        1999                1998
                                                                                    -------------       ------------
Pediatric Home Health Care
  Nursing.........................................................................        $20,972            $23,350
  Respiratory Therapy Equipment...................................................          4,781              6,560
  Home Medical Equipment..........................................................            514                863
  Pharmacy and Other..............................................................          8,526              9,755
                                                                                          -------            -------
       Total Pediatric Home Health Care...........................................         34,793             40,528
                                                                                          -------            -------

Adult Home Health Care:
  Nursing.........................................................................          2,947              5,009
  Respiratory Therapy Equipment...................................................          4,865              6,037
  Home Medical Equipment..........................................................          1,224              1,891
  Pharmacy and Other..............................................................          4,275              3,276
                                                                                          -------            -------
       Total Adult Home Health Care...............................................         13,311             16,213
                                                                                          -------            -------
       Total Net Revenue..........................................................        $48,104            $56,741
                                                                                          =======            =======


Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Net revenue decreased $8.6 million, or 15%, to $48.1 million in the three months ended December 31, 1999 from $56.7 million in the three months ended December 31, 1998. The reduction in revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the Plan. Of the $8.6 million decrease in net revenue for the three months ended December 31, 1999, pediatric health care net revenue accounted for $5.7 million, primarily attributable to the closure of select locations. Adult health care net revenue accounted for a decrease of $2.9 million for the three months ended December 31, 1999. The decline in net revenue was primarily the result of the Company's sale of the medical staffing business. In the three months ended December 31, 1999, the Company derived approximately 51% of its net revenue from commercial insurers and other private payors, 42% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $4.8 million, or 18%, to $22.7 million in the three months ended December 31, 1999 from $27.5 million in the three months ended December 31, 1998. Labor costs have decreased across all services as a result of headcount reductions and reduced nursing services primarily attributable to the closure and sale of select nursing locations. However, due to the impact of the nursing shortage in particular markets, location scheduling efficiencies have declined resulting in higher overtime costs. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended December 31, 1999 decreased to 47% from 48% for the three months ended December 31, 1998.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs decreased $0.6 million, or 3%, to $17.7 million in the three months ended December 31, 1999, from $18.3 million in the three months ended December 31, 1998. As a percentage of net revenue, other operating costs for the three months ended December 31, 1999 increased to 37% from 32% for the three months ended December 31, 1998. The increase primarily relates to increased costs for the product mix for infusion services delivered in the three months ended December 31, 1999, as compared to the three months ended December 31, 1998, as well as the impact of location fixed costs relative to the decline in net revenue.

Corporate, general and administrative costs increased $0.6 million, or 15%, to $4.7 million in the three months ended December 31, 1999, from $4.1 million in the three months ended December 31, 1998. As a percentage of net revenue, corporate, general and administrative costs for the three months ended December 31, 1999, increased to 10% from 7% in the three months ended December 31, 1998. The Company has chosen to selectively invest in key areas where improvements have a tangible impact on cash flow from operations. In addition, there are certain non-labor fixed costs necessary to sustain the Company's infrastructure at historic revenue levels. As the Company's Plan impacts future periods, certain non-recurring historical costs should be able to be avoided.

Provision for doubtful accounts decreased $0.8 million, or 26%, to $2.3 million in the three months ended December 31, 1999, from $3.1 million in the three months ended December 31, 1998. During the three months ended December 31, 1999, the Company recorded provision levels consistent with current industry reimbursement conditions. The Company has experienced improved cash collections throughout the three months ended December 31, 1999 and these provision levels were deemed to be appropriate.

Depreciation and amortization decreased $0.1 million, or 4%, to $2.1 million in the three months ended December 31, 1999 from $2.2 million in the three months ended December 31, 1998. As a percentage of the Company's net revenue, depreciation and amortization costs for the three months ended December 31, 1999 increased slightly compared to the three months ended December 31, 1998.

Interest expense decreased $0.1 million, or 4%, to $3.0 million in the three months ended December 31, 1999, from $3.1 million in the three months ended December 31, 1998. The Company's average debt outstanding decreased $28.2 million as the amount outstanding under the Company's existing Credit Agreement was paid down to zero on November 1, 1999.

Income tax benefit decreased $0.5 million to zero in the three months ended December 31, 1999, from $0.5 million in the three months ended December 31, 1998. The Company recorded a full valuation allowance against the net deferred tax assets as of December 31, 1999, generated primarily as a result of net operating losses. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential, and tax planning strategies. Management concluded that the net deferral tax asset required a full valuation allowance. Accordingly, the Company did not recognize any income taxes for the three months ended December 31, 1999.

Liquidity and Capital Resources

At December 31, 1999, total borrowings under the Notes were $75.0 million.

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

At December 31, 1999, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company paid a fixed rate of 6.61%. The interest rate differential to LIBOR is received or paid and recognized over the life of the agreement as an adjustment to interest expense. On January 13, 2000, the Company settled and received a final payment of $0.1 million under the Interest Rate Swap Agreement.

Certain liabilities were not assumed by Hooper Holmes, Inc. in the sale of the paramedical testing division. These include accounts payable, additional accrued compensation and other accrued liabilities which totaled approximately $4.2 million at December 31, 1999.

Overall cash collections for continuing operations increased approximately $3.5 million or 4% during the quarters ended December 31, 1999 and September 30, 1999 as compared to the quarters ended June 30, 1999 and March 31, 1999. The organizational restructuring of the Company's reimbursement process continues and indications of progress to date are positive. While management anticipates that continued implementation of the Plan will achieve the desired results, there can be no assurance that this will result in the Company realizing sustained operating improvements and improved cash flow.

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

Risks

Management believes that it has an effective Year 2000 Plan in place to resolve any further Year 2000 issues in a timely manner. However, the Company has no means of ensuring that payors, including federal and state Medicare and Medicaid agencies will not incur additional Year 2000 problems. The inability of these payors to be Year 2000 compliant could have a material adverse effect on the Company. In addition, disruptions in the economy resulting from Year 2000 issues could also materially adversely affect the Company, and the Company could be subject to litigation for systems or equipment failure or malfunctions relating to Year 2000 problems. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. However, no reportable significant problems have been reported as of the date of this Report.

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


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

At December 31, 1999, the Company had one interest rate swap agreement with a commercial bank (the "Counter Party"), having a cumulative notional principal amount of $25 million. The Company paid a fixed rate of 6.61%. The interest rate differential to LIBOR is received or paid and recognized over the life of the agreement as an adjustment to interest expense. On January 13, 2000, the Company settled and received a final payment of $0.1 million under the Interest Rate Swap Agreement.


                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.

     On March 11, 1999, a putative class action complaint was filed against the Company in the United States District Court for the Northern District of Georgia. The Company and certain of its then current officers and directors were named as defendants. To the Company's knowledge, no other putative class action complaints were filed within the 60-day time period provided for in the Private Securities Litigation Reform Act. The plaintiffs and their counsel were appointed lead plaintiffs and lead counsel, and an amended complaint was filed on or about July 22, 1999.

     In general, the plaintiffs allege that prior to the decline in the price of the Company's Common Stock on July 28, 1998, there were violations of the Federal Securities Laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures principally related to its reporting of accounts receivable and the allowance for doubtful accounts. The amended complaint purports to expand the class to include all persons who purchased the Company's Common Stock during the period from July 29, 1997 through and including July 29, 1998. On October 8, 1999, the Company and the individuals named as defendants moved to dismiss the amended complaint on both substantive and procedural grounds. The motion is currently pending before the Court. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the Federal Securities Laws.

     On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, Kids & Nurses, Inc. In the original complaint, in general, the plaintiffs alleged that the defendants violated Federal and Tennessee Securities Laws and committed common law fraud in connection with the Company's purchase of Kids and Nurses, Inc. in November, 1997. The plaintiffs seek actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorneys' fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal securities laws, and added claims under Georgia's securities laws. The plaintiffs also filed a brief in response to the Company's motion to dismiss. On February 1, 2000, the defendants filed an amended motion to dismiss addressing the allegations of the amended complaint. The motion to dismiss is currently pending before the Court. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of any applicable Federal or State securities laws, or any other applicable law.

     In the opinion of the Company's management, the ultimate disposition of these two lawsuits should not have a material adverse effect on the Company's financial condition or results of operations, however, there can be no assurance that the Company will not sustain material liability as a result of or related to these lawsuits.


ITEM 4.   Submission of Matters to a Vote of Security Holders

During the first quarter ended December 31, 1999, no matter was submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
         --------

         The following exhibits are filed as part of this Report.

         27  Financial Data Schedule

(b)      Reports on Form 8-K
         -------------------

         On November 16, 1999, the Company filed a Current Report on Form 8-K under Item 5, announcing that (i) the Company completed the sale of the assets of its paramedical testing division to Hooper Holmes, Inc. and
         (ii) the Company and its subsidiaries amended and restated the Credit Agreement, dated August 13, 1998 with NationsBank, N.A., which has been succeeded by Banc of America CF, as Lender and sole credit party.

         On December 16, 1999, the Registrant filed a report on Form 8-K under
         Item 5, announcing the setting of a meeting date and record date for the 2000 Annual Meeting of Stockholders.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEDIATRIC SERVICES OF AMERICA, INC.
                                             (Registrant)



Date:  February 14, 2000            By:     /s/ James M. McNeill
                                          --------------------------------
                                              James M. McNeill
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Secretary
                                              (Duly authorized officer and
                                              Principal Financial Officer)

                               INDEX OF EXHIBITS

                                                                        Page
                                                                         No.
                                                                         ---

Exhibit 27.   Financial Data Schedule..................................   19