Form 10-Q
period 2000-03-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2000-05-15
CIK 893430

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 Yes [X]    No [ ]

As of May 4, 2000, the Registrant had 6,658,305 shares of Common Stock, $0.01 Par Value, outstanding.

================================================================================

                                  Page 1 of 25
                          Index of Exhibits on page 20

                                    FORM 10-Q
                       PEDIATRIC SERVICES OF AMERICA, INC.


                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I   FINANCIAL INFORMATION

ITEM 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of
                  March 31, 2000 and September 30, 1999......................3

         Condensed Consolidated Statements of Operations for
                  the three and six months ended March 31, 2000 and 1999.....5

         Condensed Consolidated Statements of Cash Flows for
                  the six months ended March 31, 2000 and 1999...............6

         Notes to Condensed Consolidated Financial
                  Statements.................................................7

ITEM 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .................................11

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk..........16

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings...................................................16

ITEM 4:  Submission of Matters to a Vote of Security Holders.................17

ITEM 5.  Other Events........................................................18

ITEM 6:  Exhibits and Reports on Form 8-K....................................18

         Signatures..........................................................19

         Index of Exhibits...................................................20

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       PEDIATRIC SERVICES OF AMERICA, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   MARCH 31,    SEPTEMBER 30,
                                                                     2000           1999
                                                                 ------------- -------------
                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..............................     $  23,658      $   8,361
     Accounts receivable, less allowances for doubtful
        accounts of $11,605 and $14,649, respectively .......        45,988         55,482
     Prepaid expenses .......................................           711            667
       Income taxes receivable ..............................           687            345
     Other current assets ...................................         4,138          4,011
     Net current assets of discontinued operations ..........          --           25,192
                                                                  ---------      ---------

Total current assets ........................................        75,182         94,058

PROPERTY AND EQUIPMENT:
     Home care equipment held for rental ....................        30,390         30,096
     Furniture and fixtures .................................         9,819          9,813
     Vehicles ...............................................           805            805
     Leasehold improvements .................................         1,048          1,032
                                                                  ---------      ---------
                                                                     42,062         41,746
     Accumulated depreciation and amortization ..............       (27,706)       (25,071)
                                                                  ---------      ---------
                                                                     14,356         16,675
OTHER ASSETS:
     Goodwill, less accumulated amortization of
        $6,273 and $5,159, respectively .....................        35,047         36,160
     Certificates of need, less accumulated amortization of
        $353 and $302, respectively .........................           320            371
     Deferred financing fees, less accumulated
        amortization of $599  and $1,119, respectively ......         2,446          2,719
     Non-compete agreements, less accumulated amortization of
        $1,068 and $1,032, respectively .....................            92             28
     Other ..................................................           271            367
     Non-current assets of discontinued operations ..........          --           27,253
                                                                  ---------      ---------
                                                                     38,176         66,898
                                                                  ---------      ---------
Total assets ................................................     $ 127,714      $ 177,631
                                                                  =========      =========

See accompanying notes.

                       PEDIATRIC SERVICES OF AMERICA, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS--(CONTINUED)
                                 (IN THOUSANDS)

                                                                                     MARCH 31,    SEPTEMBER 30,
                                                                                        2000          1999
                                                                                   -------------   -----------
                                                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ............................................................     $   6,758      $   9,126
   Accrued compensation ........................................................         5,534          9,116
   Accrued insurance ...........................................................         4,996          4,602
   Other accrued liabilities ...................................................         9,797          8,718
   Deferred revenue ............................................................           716            714

   Current maturities of long-term obligations to related parties ..............           195          1,141

   Current maturities of long-term obligations .................................            21             31
                                                                                     ---------      ---------

Total current liabilities ......................................................        28,017         33,448

Long-term obligations to related parties, net of current
    maturities .................................................................            50             25
Long-term obligations, net of current maturities ...............................        75,022        137,272

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000 shares
     authorized, no shares issued and outstanding ..............................          --             --
  Common stock, $.01 par value, 80,000 shares
     authorized; 6,658 and 6,652 shares issued and outstanding at March 31, 2000
     and September 30, 1999, respectively ......................................            67             67
   Additional paid-in capital ..................................................        48,363         48,362
   Accumulated deficit .........................................................       (23,805)       (41,543)
                                                                                     ---------      ---------
Total stockholders' equity .....................................................        24,625          6,886
                                                                                     ---------      ---------
Total liabilities and stockholders' equity .....................................     $ 127,714      $ 177,631
                                                                                     =========      =========

See accompanying notes.

                       PEDIATRIC SERVICES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 MARCH 31,                     MARCH 31,
                                                            2000           1999           2000           1999
                                                         ---------      ---------      ---------      ----------
                                                               (UNAUDITED)                    (UNAUDITED)
NET REVENUE ........................................     $  47,401      $  54,870      $  95,505      $ 111,611
COSTS AND EXPENSES:
   Operating salaries, wages and employee benefits .        22,036         27,109         44,694         54,564
   Other operating costs ...........................        16,848         19,797         34,499         38,058
   Corporate, general and administrative ...........         5,064          4,321          9,816          8,450
   Provision for doubtful accounts .................         1,948          7,346          4,292         10,510
   Depreciation and amortization ...................         2,041          2,179          4,105          4,334
   Impairment of intangible assets .................          --           20,984           --           20,984
                                                         ---------      ---------      ---------      ---------

         Total costs and expenses ..................        47,937         81,736         97,406        136,900
                                                         ---------      ---------      ---------      ---------
Operating loss .....................................          (536)       (26,866)        (1,901)       (25,289)
Interest income ....................................          (227)          --             (227)          --
Interest expense ...................................         1,935          3,870          4,902          6,964
                                                         ---------      ---------      ---------      ---------
Loss from continuing operations, before minority
    interest and income taxes ......................        (2,244)       (30,736)        (6,576)       (32,253)
Minority interest in loss of subsidiary ............          --              124           --              167
                                                         ---------      ---------      ---------      ---------
Loss from continuing operations, before income taxes        (2,244)       (30,612)        (6,576)       (32,086)
Income tax benefit .................................          --           (1,184)          --           (1,659)
                                                         ---------      ---------      ---------      ---------
Loss from continuing operations ....................        (2,244)       (29,428)        (6,576)       (30,427)

Discontinued operations:
Income from discontinued operations, net of  taxes .          --              628           --            1,735
Gain on disposal of discontinued operations ........          --             --           24,314           --
                                                         ---------      ---------      ---------      ---------
Net income (loss) ..................................     $  (2,244)     $ (28,800)     $  17,738      $ (28,692)
                                                         ---------      ---------      ---------      ---------
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE DATA:
Loss from continuing operations ....................     $   (0.34)     $   (4.42)     $   (0.99)     $   (4.57)
Income from discontinued operations ................          --             0.09           --             0.26
Gain on disposal of discontinued operations ........          --             --             3.66           --
                                                         ---------      ---------      ---------      ---------
Net income (loss) ..................................     $   (0.34)     $   (4.33)     $    2.67      $   (4.31)
                                                         =========      =========      =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted ..................................         6,653          6,652          6,652          6,652
                                                         =========      =========      =========      =========

See accompanying notes.

                       PEDIATRIC SERVICES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    SIX MONTHS ENDED MARCH 31,

                                                                                       2000           1999
                                                                                    ----------     ----------
                                                                                           (UNAUDITED)
OPERATING ACTIVITIES
Loss from continuing operations ................................................     $ (6,576)     $(30,427)
Adjustments to reconcile loss from continuing operations to net cash provided by
   (used in) operating activities:
     Depreciation and amortization .............................................        4,105         4,334

     Provision for doubtful accounts ...........................................        4,292        10,510

     Impairment of intangible assets ...........................................         --          20,984

     Amortization of deferred financing fees ...................................          515           284

     Deferred income taxes .....................................................         --            (612)
     Minority interest in loss of subsidiary ...................................         --            (167)
     Changes in operating assets and liabilities:
        Accounts receivable ....................................................        5,201       (12,518)

        Prepaid expenses .......................................................          (45)          228

        Other assets ...........................................................         (147)         (384)
        Accounts payable .......................................................       (2,368)        1,007

        Income taxes ...........................................................         (342)          925

        Accrued liabilities ....................................................       (2,108)          300
                                                                                     --------      --------
Net cash provided by (used in) operating activities of continuing
   operations ..................................................................        2,527        (5,536)

Net cash provided by (used in) operating activities of discontinued
   operations ..................................................................       (1,087)        4,549
                                                                                     --------      --------

Net cash provided by (used in) operating activities ............................        1,440          (987)

INVESTING ACTIVITIES
Purchases of property and equipment ............................................         (535)       (1,782)

Proceeds from sale of division .................................................       77,869          --
Other, net .....................................................................           70            16
                                                                                     --------      --------
Net cash provided by (used in) investing activities of continuing operations ...       77,404        (1,766)
Net cash used in investing activities of discontinued operations ...............          (24)         (513)
                                                                                     --------      --------

Net cash provided by (used in) investing activities ............................       77,380        (2,279)

FINANCING ACTIVITIES
Principal payments on long-term debt ...........................................      (63,281)       (6,530)

Borrowings on long-term debt ...................................................         --          16,500

Deferred financing fees ........................................................         (242)          (16)
Proceeds from exercise of stock options ........................................         --               1
                                                                                     --------      --------
Net cash provided by (used in) financing activities ............................      (63,523)        9,955
                                                                                     --------      --------

Increase in cash and cash equivalents ..........................................       15,297         6,689

Cash and cash equivalents at beginning of period ...............................        8,361         1,444
                                                                                     --------      --------

Cash and cash equivalents at end of period .....................................     $ 23,658      $  8,133
                                                                                     ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest .........................................................     $  4,388      $  6,754
                                                                                     ========      ========


See accompanying notes.

                       PEDIATRIC SERVICES OF AMERICA, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2000. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 1999 Annual Report.

2.       DESCRIPTION OF BUSINESS

         The Company provides a broad range of pediatric health care services and equipment including nursing, respiratory therapy, rental and sale of durable medical equipment, pharmaceutical services and infusion therapy services. In addition, the Company provides pediatric rehabilitation services, day treatment centers for medically fragile children, pediatric well care services and special needs educational services for pediatric patients. The Company also provides case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other health care providers. The Company's services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. As a complement to its pediatric respiratory and infusion therapy services, the Company also provides respiratory and infusion therapy and related services for adults.

3.       USE OF ESTIMATES

         The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net revenue and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required in recording net revenue and determining the provision for doubtful accounts. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available to management.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable include approximately $9.7 million and $10.5 million for which services have been rendered but the amounts were unbilled as of March 31, 2000 and September 30, 1999, respectively. Such unbilled amounts are primarily a result of the time required to obtain and reconcile information from field locations in order to process bills for services rendered.

                       PEDIATRIC SERVICES OF AMERICA, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - (CONTINUED)


5.       CONCENTRATION OF CREDIT RISK

         The Company's principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current health care environment. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, and individuals and the diversity of geographic locations in which the Company operates.

         On January 13, 2000, the Company settled and received a final payment of $0.1 million under the Interest Rate Swap Agreement with a commercial bank, having a cumulative notional principle amount of $25 million (the "Interest Rate Swap Agreement").

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


                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  MARCH 31,               MARCH 31,
                                              2000       1999         2000        1999
                                              ----       ----         ----        ----
          Net revenue ........................ $--      $22,129     $ 6,415     $44,763
          Income before income tax expense ...  --        1,201        --         2,841
          Income tax expense .................  --          573        --         1,106
                                               ----     -------     -------     -------
          Net income ......................... $--      $   628     $  --       $ 1,735
                                               ====     =======     =======     =======

                       PEDIATRIC SERVICES OF AMERICA, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - (CONTINUED)


         DISCONTINUED OPERATIONS - CONTINUED

         Assets and liabilities of the discontinued operations have been reflected in the condensed consolidated balance sheets as current or non-current based on the original classification of the accounts, except certain current liabilities are netted against current assets. The following is a summary of assets and liabilities of discontinued operations (in thousands):

                                                                  SEPTEMBER 30,
                                                                       1999
                                                                  ------------
          Cash ...................................................   $   541
          Accounts receivable, net ...............................    12,691
          Prepaid expenses .......................................        29
          Other current assets ...................................    12,471
                                                                     -------
          Total current assets ...................................    25,732
          Accrued compensation ...................................       540
                                                                     -------
          Net current assets of discontinued operations ..........   $25,192
                                                                     =======

          Property, net ..........................................   $ 5,025
          Goodwill, net ..........................................    22,173
          Other ..................................................        55
                                                                     -------
          Non-current assets of discontinued operations ..........   $27,253
                                                                     =======

         Accounts receivable for discontinued operations include approximately $9.4 million for which services have been rendered but the amounts were unbilled as of September 30, 1999. Primarily such unbilled amounts result from the paramedical testing division's practice of billing one month in arrears. Certain liabilities were not assumed by Hooper Holmes, Inc. in the sale of the paramedical testing division. These liabilities include accounts payable, additional accrued compensation and other accrued liabilities which totaled approximately $3.3 million at March 31, 2000.

8.       INCOME TAXES

         The Company recorded a full valuation allowance against the net deferred tax assets as of March 31, 2000. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential, and tax planning strategies. Management concluded that the net deferred tax asset required a full valuation allowance. Accordingly, the Company did not recognize any income taxes for the three and six months ended March 31, 2000.

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

10.      BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). For the three and six months ended March 31, 2000 and 1999, weighted average shares outstanding for continuing operations for basic and diluted computations are the same since the impact of common equivalent shares on earnings per share is anti-dilutive.

11.      SUBSEQUENT EVENT

         The Company recently completed a series of transactions to repurchase a total of $29.6 million of the $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008 ("the Notes") for $18.4 million cash plus accrued interest. The pre-tax gain (net of debt issue costs) of $10.3 million will be recorded as an extraordinary item during the third quarter of fiscal year 2000.

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

RECENT DEVELOPMENTS

In the second quarter of fiscal 2000, the Company's senior management continued implementation of its strategic plan (the "Plan") to improve the Company's performance. The primary focus of the Plan is to redirect the Company to its core businesses, the pediatric home healthcare and adult respiratory businesses.

The Company made progress on other operating initiatives contained within the Plan. The Company continued to evaluate its portfolio of managed care contracts with its intention to cancel or renegotiate those with minimal profitability and cash flow performance. While progress to date has impacted operating results to a lesser degree than anticipated, as contracts reach their respective renewal dates the Company believes its ability to impact future results will improve. The Company continues to focus its marketing efforts on its core competencies to facilitate future internal revenue growth. While there will continue to be revenues from non-core services previously marketed, the Company anticipates these amounts will continue to decline and hopes to offset this decline with internally generated revenue growth within the core services. The Company continues to refine its best practices methodology for assessing and improving branch office performance. In response to best practices findings to date, ongoing organizational changes are occurring. Additionally, the Company has invested significantly in its reimbursement organization by, among other things, hiring more experienced senior managers, increasing incentive compensation for billing and collection teams, improving its reporting and analysis capabilities and increasing the amounts billed electronically.

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

The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of continuing operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the comparative prior period:

                                                                                           PERIOD-TO-PERIOD PERCENTAGE
                                                   PERCENTAGE OF NET REVENUE                   INCREASE (DECREASE)
                                              ------------------------------------        ----------------------------
                                              THREE MONTHS              SIX MONTHS        THREE MONTHS    SIX MONTHS
                                                 ENDED                    ENDED              ENDED           ENDED
                                                MARCH 31,                MARCH 31,          MARCH 31,      MARCH 31,
                                                ---------                ---------         ---------       ---------
                                             2000       1999         2000        1999        2000             1999
                                             ----       ----         ----        ----        ----             ----
Net revenue ...........................       100%        100%        100%        100%       (14)%            (14)%
Operating salaries, wages and employee
benefits ..............................      46.5        49.4        46.8        48.9        (19)             (18)
Other operating costs .................      35.5        36.1        36.1        34.1        (15)              (9)
Corporate, general and administrative .      10.7         7.9        10.3         7.6         17               16
Provision for doubtful accounts .......       4.1        13.4         4.5         9.4        (74)             (59)
Depreciation and amortization .........       4.3         4.0         4.3         3.9         (6)              (5)
Impairment of intangible assets .......      --          38.2        --          18.8       (100)            (100)
                                            -----       -----       -----       -----       ----             ----
Operating loss ........................      (1.1)      (49.0)       (2.0)      (22.7)       (98)             (93)
Interest income .......................      (0.5)       --          (0.2)       --         --               --
Interest expense ......................       4.1         7.1         5.1         6.2        (50)             (30)
                                            -----       -----       -----       -----       ----             ----
Loss from continuing operations, before
minority interest and income taxes ....      (4.7)      (56.1)       (6.9)      (28.9)       (92)             (79)
Minority interest in loss of subsidiary      --           0.2        --           0.1       --               --
                                            -----       -----       -----       -----       ----             ----
Loss from continuing operations before
income taxes ..........................      (4.7)      (55.9)       (6.9)      (28.8)       (92)             (79)
Income tax benefit ....................      --          (2.2)       --          (1.5)      (100)            (100)
                                            -----       -----       -----       -----       ----             ----
Net loss from continuing operations ...      (4.7)%     (53.7)%      (6.9)%     (27.3)%      (92)%            (78)%
                                            =====       =====       =====       =====       ====             ====


The following table sets forth for the periods indicated the net revenue breakdown by service:

                                  (in thousands)

                                                       THREE MONTHS                      SIX MONTHS
                                                          ENDED                            ENDED
                                                         MARCH 31,                       MARCH 31,
                                                   2000            1999            2000            1999
                                                   ----            ----            ----            ----
PEDIATRIC HOME HEALTH CARE
  Nursing ...............................        $ 21,231        $ 22,811        $ 42,203        $ 46,161
  Respiratory Therapy Equipment .........           4,436           6,288           9,217          12,848
  Home Medical Equipment ................             515             825           1,029           1,688
  Pharmacy and Other ....................           8,931           9,245          17,457          19,000
                                                 --------        --------        --------        --------
         Total Pediatric Home Health Care          35,113          39,169          69,906          79,697
                                                 --------        --------        --------        --------

ADULT HOME HEALTH CARE:
  Nursing ...............................           3,039           5,250           5,986          10,259
  Respiratory Therapy Equipment .........           4,295           5,670           9,160          11,707
  Home Medical Equipment ................           1,147           1,730           2,371           3,621
  Pharmacy and Other ....................           3,807           3,051           8,082           6,327
                                                 --------        --------        --------        --------
         Total Adult Home Health Care ...          12,288          15,701          25,599          31,914
                                                 --------        --------        --------        --------
         Total Net Revenue ..............        $ 47,401        $ 54,870        $ 95,505        $111,611
                                                 ========        ========        ========        ========

THREE MONTHS ENDED MARCH  31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net revenue decreased $7.5 million, or 14%, to $47.4 million in the three months ended March 31, 2000 from $54.9 million in the three months ended March 31, 1999. The reduction in revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the Plan. Of the $7.5 million decrease in net revenue for the three months ended March 31, 2000, pediatric health care net revenue accounted for $4.1 million, primarily attributable to the closure of select locations. Adult health care net revenue accounted for a decrease of $3.4 million for the three months ended March 31, 2000, primarily as a result of the Company's sale of the medical staffing business and reduction in adult nursing. In the three months ended March 31, 2000, the Company derived approximately 50% of its net revenue from commercial insurers and other private payors, 43% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $5.1 million, or 19%, to $22.0 million in the three months ended March 31, 2000 from $27.1 million in the three months ended March 31, 1999. Labor costs have decreased across all services as a result of headcount reductions and reduced nursing services primarily attributable to the closure and sale of select nursing locations. However, due to the impact of the nursing shortage in particular markets, location scheduling efficiencies have declined resulting in higher overtime costs. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended March 31, 2000 decreased to 47% from 49% for the three months ended March 31, 1999.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs decreased $3.0 million, or 15%, to $16.8 million in the three months ended March 31, 2000, from $19.8 million in the three months ended March 31, 1999. As a percentage of net revenue, other operating costs for the three months ended March 31, 2000 was comparable to the three months ended March 31, 1999.

Corporate, general and administrative costs increased $0.7 million, or 17%, to $5.0 million in the three months ended March 31, 2000, from $4.3 million in the three months ended March 31, 1999. As a percentage of net revenue, corporate, general and administrative costs for the three months ended March 31, 2000, increased to 11% from 8% in the three months ended March 31, 1999. The Company has chosen to selectively invest in key areas where improvements have a tangible impact on cash flow from operations. In addition, there are certain non-labor fixed costs necessary to sustain the Company's infrastructure. As the Company's Plan impacts future periods, certain of these costs should be able to be reduced.

Provision for doubtful accounts decreased $5.4 million, or 74%, to $1.9 million in the three months ended March 31, 2000, from $7.3 million in the three months ended March 31, 1999. Overall cash collections for continuing operations increased approximately $3.8 million or 8% during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 and these provision levels were deemed to be appropriate.

Depreciation and amortization decreased $0.2 million, or 6%, to $2.0 million in the three months ended March 31, 2000 from $2.2 million in the three months ended March 31, 1999. As a percentage of the Company's net revenue, depreciation and amortization costs for the three months ended March 31, 2000 increased slightly compared to the three months ended March 31, 1999.

Interest expense decreased $1.9 million, or 50%, to $1.9 million in the three months ended March 31, 2000, from $3.8 million in the three months ended March 31, 1999. The Company's average debt outstanding decreased $60.5 million as the amount outstanding under the Credit Agreement was paid down to zero on November 1, 1999.

Interest income increased $0.2 million in the three months ended March 31, 2000. The Company invested its excess cash balances in highly liquid investments.

Income tax benefit decreased $1.2 million to zero in the three months ended March 31, 2000, from $1.2 million in the three months ended March 31, 1999. The Company recorded a full valuation allowance against the net deferred tax assets as of March 31, 2000.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

Net revenue decreased $16.1 million, or 14%, to $95.5 million in the six months ended March 31, 2000 from $111.6 million in the six months ended March 31, 1999. The reduction in revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the Plan. Of the $16.1 million decrease in net revenue for the six months ended March 31, 2000, pediatric health care net revenue accounted for $9.0 million, primarily attributable to the closure of select locations. Adult health care net revenue accounted for a decrease of $7.1 million for the six months ended March 31, 2000, primarily as a result of the Company's sale of the medical staffing business and reduction in adult nursing. In the six months ended March 31, 2000, the Company derived approximately 51% of its net revenue from commercial insurers and other private payors, 42% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $9.9 million, or 18%, to $44.7 million in the six months ended March 31, 2000 from $54.6 million in the six months ended March 31, 1999. Labor costs have decreased across all services as a result of headcount reductions and reduced nursing services primarily attributable to the closure and sale of select nursing locations. However, due to the impact of the nursing shortage in particular markets, location scheduling efficiencies have declined resulting in higher overtime costs. As a percentage of net revenue, operating salaries, wages and employee benefits for the six months ended March 31, 2000 decreased to 47% from 49% for six months ended March 31, 1999.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs decreased $3.6 million, or 9%, to $34.5 million in the six months ended March 31, 2000, from $38.1 million in the six months ended March 31, 1999. As a percentage of net revenue, other operating costs for the six months ended March 31, 2000 increased to 36% from 34% for the six months ended March 31, 1999. The increase primarily relates to increased costs for the product mix for infusion services delivered in the six months ended March 31, 2000, as compared to the six months ended March 31, 1999, as well as the impact of location fixed costs relative to the decline in net revenue.

Corporate, general and administrative costs increased $1.4 million, or 16%, to $9.8 million in the six months ended March 31, 2000, from $8.4 million in the six months ended March 31, 1999. As a percentage of net revenue, corporate, general and administrative costs for the six months ended March 31, 2000, increased to 10% from 8% in the six months ended March 31, 1999. The Company has chosen to selectively invest in key areas where improvements have a tangible impact on cash flow from operations. In addition, there are certain non-labor fixed costs necessary to sustain the Company's infrastructure. As the Company's Plan impacts future periods, certain of these costs should be able to be reduced.

Provision for doubtful accounts decreased $6.2 million, or 59%, to $4.3 million in the six months ended March 31, 2000, from $10.5 million in the six months ended March 31,1999. Overall cash collections for continuing operations increased approximately $7.0 million or 8% during the six months ended March 31, 2000 as compared to the six months ended March 31, 1999 and these provision levels were deemed to be appropriate.

Depreciation and amortization decreased $0.2 million, or 5%, to $4.1 million in the six months ended March 31, 2000 from $4.3 million in the six months ended March 31, 1999. As a percentage of the Company's net revenue, depreciation and amortization costs for the six months ended March 31, 2000 increased slightly compared to the six months ended March 31, 1999.

Interest expense decreased $2.1 million, or 30%, to $4.9 million in the six months ended March 31, 2000, from $7.0 million in the six months ended March 31, 1999. The Company's average debt outstanding decreased $48.5 million as the amount outstanding under the Credit Agreement was paid down to zero on November 1, 1999.

Interest income increased $0.2 million in the six months ended March 31, 2000. The Company invested its excess cash balances in highly liquid investments.

Income tax benefit decreased $1.7 million to zero in the six months ended March 31, 2000, from $1.7 million in the six months ended March 31, 1999. The Company recorded a full valuation allowance against the net deferred tax assets as of March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, total borrowings under the Notes were $75.0 million. The Company recently completed a series of transactions to repurchase a total of $29.6 million of the $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008 ("the Notes") for $18.4 million cash plus accrued interest. The pre-tax gain (net of debt issue costs) of $10.3 million will be recorded as an extraordinary item during the third quarter of fiscal year 2000.

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

Subject to the terms and conditions of the Amended and Restated Loan Security Agreement, the Lender shall make available a total credit facility of up to $30.0 million. The total credit facility is comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit. As of the date of this Report, the Company has no outstanding borrowings under the Amended and Restated Loan Security Agreement.

On January 13, 2000, the Company settled and received a final payment of $0.1 million under the Interest Rate Swap Agreement with a commercial bank, having a cumulative notional principle amount of $25 million.

Certain liabilities were not assumed by Hooper Holmes, Inc. in the sale of the paramedical testing division. These include accounts payable, additional accrued compensation and other accrued liabilities which totaled approximately $3.3 million at March 31, 2000.

Overall cash collections for continuing operations increased approximately $3.8 million or 8% during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, as a percentage of net revenue the cash collections were 104% and 83% respectively. The organizational restructuring of the Company's reimbursement process continues and indications of progress to date are positive. While management anticipates that continued implementation of the Plan will achieve the desired results, there can be no assurance that this will result in the Company realizing sustained operating improvements and improved cash flow.

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

YEAR 2000 COMPLIANCE

STATUS OF YEAR 2000 PERFORMANCE

The Company completed it's Y2K preparations on time and there are no reportable significant problems as of the date of this report. While it appears the Company's information systems correctly accommodated the Year 2000 date change, computer analysts have indicated that further Y2K problems may linger due to pay and billing cycle variations that may occur throughout the year.

IMPORTANCE OF THIRD PARTY EXPOSURE TO THE YEAR 2000

Certain of the Company's systems interface directly with significant third party vendors and payors including federal and state Medicare and Medicaid agencies. The Company also conducts business electronically with certain external parties, including some payors and vendors. Management does not know at this time what impact Year 2000 compliance had or may continue to have on its payor and vendor sources, if any.

The Company continues to receive responses to its Year 2000 survey from commercial insurance carriers and government agencies. It is impossible to quantify the effects of any payment delays at this time, but the Company will continue to monitor and update Year 2000 compliance efforts of the Company and of its material suppliers and payors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current health care environment. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, and individuals and the diversity of geographic locations in which the Company operates.

On January 13, 2000, the Company settled and received a final payment of $0.1 million under the Interest Rate Swap Agreement with a commercial bank, having a cumulative notional principle amount of $25 million.


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

         In general, the plaintiffs allege that prior to the decline in the price of the Company's Common Stock on July 28, 1998, there were violations of the Federal Securities Laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures principally related to its reporting of accounts receivable and the allowance for doubtful accounts. The amended complaint purports to expand the class to include all persons who purchased the Company's Common Stock during the period from July 29, 1997 through and including July 29, 1998. On October 8, 1999, the Company and the individuals named as defendants moved to dismiss the amended complaint on both substantive and procedural grounds. On March 30, 2000, the court denied the Company's motion to dismiss. The case is currently pending before the Court. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the Federal Securities Laws.

         On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, Kids &Nurses, Inc. In the original complaint, in general, the plaintiffs alleged that the defendants violated Federal and Tennessee Securities Laws and committed common law fraud in connection with the Company's purchase of Kids and Nurses, Inc. in November, 1997. The plaintiffs seek actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorneys' fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal securities laws, and added claims under Georgia's securities laws. The plaintiffs also filed a brief in response to the Company's motion to dismiss. On February 1, 2000, the defendants filed an amended motion to dismiss addressing the allegations of the amended complaint. The motion to dismiss is currently pending before the Court. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of any applicable Federal or State securities laws, or any other applicable law.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Shareholders of the Company was held on March 8, 2000. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each matter.

         (a) Election of Joseph D. Sansone as director for a term of three years expiring at the 2003 Annual Meeting of Shareholders. There was no solicitation in opposition to the nominee listed in the proxy statement, and the nominee was elected.

                                  Votes                         Broker
                           ---------------------    ---------------------------
         Nominees          For          Withheld    Abstentions       Non-votes
         --------          ---          --------    -----------       ---------
         Joseph D. Sansone 5,538,361    582,476     -                 -

         (b) Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending September 30, 2000. The Shareholders approved the proposal.

                                        Votes
         ---------------------------------------------------------------------
         For                            Against                    Abstentions
         ---                            -------                    -----------

         6,046,653                      61,461                     12,723

ITEM 5            OTHER EVENTS

AUDIT COMMITTEE CHARTER

On December 14, 1999, the Securities and Exchange Commission ("SEC") approved amendments to Nasdaq's independent director and Audit Committee listing standards which are required to be certified to Nasdaq by June 14, 2000. On April 26, 2000, the Company certified to Nasdaq that it has adopted a formal written charter the adequacy of which will be reviewed and assessed on an annual basis, and that the Company complies, and will continue to comply with the new Audit Committee structure and membership requirements.

NASDAQ SMALLCAP MARKET

On January 19, 2000, the Nasdaq Listing Qualifications Staff determined that the Company had not maintained the minimum requirements for continued listing on the Nasdaq SmallCap Market and requested an update on the Company's efforts to achieve compliance. On January 28, 2000, the Company responded to the Staff's written inquiry and requested continued listing on the Nasdaq SmallCap Market. On March 27, 2000, the Staff denied the Company's request determining that the Company had not provided a definitive plan evidencing its ability to achieve near term compliance with the continued listing requirements. The Company appealed the Staff's determination and an oral hearing was held before the Nasdaq Listing Qualifications Panel on May 4, 2000. On May 12, 2000, the Company received the Panel's decision to de-list the Company's securities from the Nasdaq SmallCap Market effective at the opening of trading on May 15, 2000. Prices for the Company's Common Stock will be quoted on the OTC Bulletin Board using the Company's trading symbol, PSAI. The Company has issued a press release regarding this event, a copy of which is attached hereto as Exhibit 99.2, and incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)          Exhibits

                  The following exhibits are filed as part of this Report.

                  27       Financial Data Schedule

                  99.1 Audit Committee Charter, approved and adopted March 7, 2000.

                  99.2     Press Release

     (b)          Reports on Form 8-K

                  The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEDIATRIC SERVICES OF AMERICA, INC.
                                                  (REGISTRANT)



Date:    May 15, 2000                 By:    /s/ James M. McNeill
                                             ----------------------------------
                                             James M. McNeill
                                             Senior Vice President,
                                             Chief Financial Officer,
                                             Treasurer and Secretary
                                             (Duly authorized officer and
                                             Principal Financial Officer)

                                INDEX OF EXHIBITS

                                                                         PAGE
                                                                          NO.


Exhibit 27.   Financial Data Schedule..................................   21

Exhibit 99.1.   Audit Committee Charter, approved and adopted
                March 7, 2000 .........................................   22

Exhibit 99.2  Press Release............................................   25