Form 10-Q
period 2000-06-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2000-08-14
CIK 893430

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                   [x]  QUARTERLY REPORT PURSUANT TO SECTION
                              13 OR 15(d) OF THE
                       SECURITIES EXCHANG E ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                               Yes [X]  No [  ]

As of August 10, 2000, the Registrant had 6,658,305 shares of Common Stock, $0.01 Par Value, outstanding.

--------------------------------------------------------------------------------
                                  Page 1 of 21
                          Index of Exhibits on page 20

                                   FORM 10-Q
                      PEDIATRIC SERVICES OF AMERICA, INC.


                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION

ITEM 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2000
           and September 30, 1999............................................ 3

          Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2000 and 1999...................... 5

          Condensed Consolidated Statements of Cash Flows for
           the nine months ended June 30, 2000 and 1999...................... 6

          Notes to Condensed Consolidated Financial Statements............... 7

ITEM 2:   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................11

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk.........16

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings..................................................17

ITEM 6:   Exhibits and Reports on Form 8-K...................................18

          Signatures.........................................................19

          Index of Exhibits..................................................20


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                      PEDIATRIC SERVICES OF AMERICA, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                               June 30,      September 30,
                                                                 2000            1999
                                                              -----------    -------------
                                                              (Unaudited)
Assets
Current assets:
  Cash and cash equivalents..................................   $  7,531        $  8,361
  Accounts receivable, less allowances for doubtful
   accounts of $11,182 and $14,649, respectively.............     39,856          55,482
  Prepaid expenses...........................................        895             667
  Income taxes receivable....................................          -             345
  Deferred income taxes......................................      7,673               -
  Other current assets.......................................      3,416           4,011
  Net current assets of discontinued operations..............          -          25,192
                                                                --------        --------
Total current assets.........................................     59,371          94,058

Property and equipment:
  Home care equipment held for rental........................     29,831          30,096
  Furniture and fixtures.....................................     10,134           9,813
  Vehicles...................................................        815             805
  Leasehold improvements.....................................      1,054           1,032
                                                                --------        --------
                                                                  41,834          41,746
  Accumulated depreciation and amortization..................    (28,369)        (25,071)
                                                                --------        --------
                                                                  13,465          16,675
Other assets:
  Goodwill, less accumulated amortization of
   $6,829 and $5,159, respectively...........................     34,490          36,160
  Certificates of need, less accumulated amortization of
   $378 and $302, respectively...............................        295             371
  Deferred financing fees, less accumulated
   amortization of $463 and $1,119, respectively.............      1,505           2,719
  Non-compete agreements, less accumulated amortization of
   $1,076 and $1,032, respectively...........................         84              28
  Other......................................................        233             367
  Non-current assets of discontinued operations..............          -          27,253
                                                                --------        --------
                                                                  36,607          66,898
                                                                --------        --------
Total assets.................................................   $109,443        $177,631
                                                                ========        ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS--(Continued)
                                 (In thousands)

                                                                                 June 30,    September 30,
                                                                                  2000          1999
                                                                               -----------   -------------
                                                                               (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable...........................................................     $  4,957        $  9,126
  Accrued compensation.......................................................        4,805           9,116
  Accrued insurance..........................................................        5,199           4,602
  Other accrued liabilities..................................................        7,258           8,718
  Income taxes payable.........................................................      2,462               -
  Deferred revenue...........................................................          610             714
  Current maturities of long-term obligations to related parties.............          170           1,141
  Current maturities of long-term obligations................................           19              31
                                                                               -----------   -------------
Total current liabilities....................................................       25,480          33,448

Long-term obligations to related parties, net of current
    Maturities...............................................................           50              25
Long-term obligations, net of current maturities.............................       45,442         137,272
Deferred income taxes........................................................        4,114               -

Stockholders' equity:
  Preferred stock, $.01 par value, 2,000 shares
   authorized, no shares issued and outstanding..............................            -               -
  Common stock, $.01 par value, 80,000 shares
    authorized; 6,658 and 6,652 shares issued and outstanding at
     June 30, 2000 and September 30, 1999, respectively......................           67              67
  Additional paid-in capital.................................................       48,363          48,362
  Accumulated deficit........................................................      (14,073)        (41,543)
                                                                               -----------   -------------
Total stockholders' equity...................................................       34,357           6,886
                                                                               -----------   -------------
Total liabilities and stockholders' equity...................................     $109,443        $177,631
                                                                               ===========   =============

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                          Three Months Ended      Nine Months Ended
                                                               June 30,               June 30,
                                                          2000         1999        2000        1999
                                                        --------     --------    --------    --------
                                                             (Unaudited)              (Unaudited)

Net revenue............................................  $45,397      $53,134    $140,902    $164,745
Costs and expenses:
  Operating salaries, wages and employee benefits......   21,219       26,222      65,913      80,787
  Other operating costs................................   16,439       18,830      50,939      56,888
  Corporate, general and administrative................    4,276        4,590      14,092      13,040
  Provision for doubtful accounts......................    1,121        4,452       5,413      14,962
  Depreciation and amortization........................    2,009        2,237       6,113       6,570
  Impairment of intangible assets......................        -            -           -      20,984
                                                        --------     --------    --------    --------
         Total costs and expenses......................   45,064       56,331     142,470     193,231
                                                        --------     --------    --------    --------
Operating income (loss)................................      333       (3,197)     (1,568)    (28,486)
Interest income........................................     (161)           -        (388)          -
Interest expense.......................................    1,468        3,950       6,370      10,914
Loss on sale of business...............................        -        1,258           -       1,258
                                                        --------     --------    --------    --------
Loss from continuing operations, before minority
      interest and income taxes........................     (974)      (8,405)     (7,550)    (40,658)
Minority interest in loss of subsidiary................        -           33           -         200
                                                        --------     --------    --------    --------
Loss from continuing operations, before income taxes...     (974)      (8,372)     (7,550)    (40,458)
Income tax benefit.....................................        -            -           -      (1,659)
                                                        --------     --------    --------    --------
Loss from continuing operations........................     (974)      (8,372)     (7,550)    (38,799)

Discontinued operations
(Loss) income from discontinued operations, net of tax.        -         (260)          -       1,475
Gain on disposal of discontinued operations............      407            -      24,721           -
                                                        --------     --------    --------    --------
(Loss) income before extraordinary item................     (567)      (8,632)     17,171     (37,324)
Extraordinary item
   Gain on early extinguishment of debt................   10,299            -      10,299           -
                                                        --------     --------    --------    --------
Net income (loss)......................................  $ 9,732      $(8,632)   $ 27,470    $(37,324)
                                                        ========     ========    ========    ========
Basic and diluted net income (loss) per share data:
Loss from continuing operations........................  $ (0.15)     $ (1.26)   $  (1.13)   $  (5.83)
(Loss) income from discontinued operations.............        -        (0.04)          -        0.22
Gain on disposal of discontinued operations............     0.06            -        3.71           -
                                                        --------     --------    --------    --------
(Loss) income before extraordinary item................    (0.09)       (1.30)       2.58       (5.61)
Extraordinary item
   Gain on early extinguishment of debt................     1.55            -        1.55           -
                                                        --------     --------    --------    --------
Net income (loss)......................................  $  1.46      $ (1.30)   $   4.13    $  (5.61)
                                                        ========     ========    ========    ========
Weighted average shares outstanding:
Basic and diluted......................................    6,658        6,652       6,654       6,652
                                                        ========     ========    ========    ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Nine Months Ended June 30,
                                                                                  2000             1999
                                                                                --------        ---------
Operating activities                                                                  (Unaudited)
Loss from continuing operations...............................................  $ (7,550)        $(38,799)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
     Depreciation and amortization............................................     6,113            6,570
     Provision for doubtful accounts..........................................     5,413           14,962
     Loss on sale of business.................................................         -            1,258
     Impairment of intangible assets..........................................         -           20,984
     Amortization of deferred financing fees..................................       599              441
     Deferred income taxes....................................................    (3,559)            (612)
     Minority interest in loss of subsidiary..................................         -             (200)
     Changes in operating assets and liabilities:
       Accounts receivable....................................................    10,213          (10,717)
       Prepaid expenses.......................................................      (228)             393
       Other assets...........................................................       615              105
       Accounts payable.......................................................    (4,169)          (1,169)
       Income taxes...........................................................     2,807            1,875
       Accrued liabilities....................................................    (5,277)          (2,345)
                                                                                --------        ---------
Net cash provided by (used in) operating activities of continuing
   operations.................................................................     4,977           (7,254)
Net cash (used in) provided by operating activities of discontinued
   operations.................................................................      (842)           8,473
                                                                                --------        ---------
Net cash provided by operating activities.....................................     4,135            1,219
Investing activities
Purchases of property and equipment...........................................    (1,039)          (2,387)
Proceeds from sale of division................................................    78,031                -
Proceeds from sale of business................................................         -            1,770
Other, net....................................................................        41               43
                                                                                --------        ---------
Net cash provided by (used in) investing activities of continuing operations..    77,033             (574)
Net cash used in investing activities of discontinued operations..............       (24)            (960)
                                                                                --------        ---------
Net cash provided by (used in) investing activities...........................    77,009           (1,534)
Financing activities
Principal payments on long-term debt..........................................   (81,723)          (9,279)
Borrowings on long-term debt..................................................         -           16,500
Deferred financing fees.......................................................      (251)             (16)
Proceeds from exercise of stock options.......................................         -                1
                                                                                --------        ---------
Net cash (used in) provided by financing activities...........................   (81,974)           7,206
                                                                                --------        ---------
(Decrease) increase in cash and cash equivalents..............................      (830)           6,891
Cash and cash equivalents at beginning of period..............................     8,361            1,444
                                                                                --------        ---------
Cash and cash equivalents at end of period....................................  $  7,531         $  8,335
                                                                                ========        =========
Supplemental disclosure of cash flow information
Cash paid for interest........................................................  $  8,327         $ 13,181
                                                                                ========        =========
Cash paid for taxes...........................................................  $    667         $    565
                                                                                ========        =========
See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2000. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 1999 Annual Report.

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

4.   Accounts Receivable

     Accounts receivable include approximately $8.5 million and $10.5 million for which services have been rendered but the amounts were unbilled as of June 30, 2000 and September 30, 1999, respectively. Such unbilled amounts are primarily a result of the time required to obtain and reconcile information from field locations in order to process bills for services rendered.

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

7.   Discontinued Operations

     During the third quarter of fiscal 1999, the Company's Board of Directors approved management's plan to sell the Company's paramedical testing operations. On November 1, 1999, the Company concluded the sale of the assets of its paramedical testing division to Hooper Holmes, Inc. During the first quarter of fiscal 2000, the Company recorded a gain on the sale of this division of $24.3 million, including the deferred operating losses of $10.6 million incurred between the measurement date and disposal date. During the third quarter of fiscal 2000 certain retained lease obligations and retention bonuses were paid at less than originally estimated amounts resulting in a gain of $0.4 million. The paramedical testing operations are reflected as a discontinued operation and the condensed consolidated financial statements of the Company for all periods presented have been restated to reflect the discontinued operations. The operating results of the discontinued operations are summarized as follows (in thousands):

                                                Three Months Ended   Nine Months Ended
                                                     June 30,            June 30,
                                                      1999             2000    1999
                                                ------------------   -------- --------
     Net revenue...............................     $21,296           $6,415  $66,059
     (Loss) income before income tax expense...        (260)               -    2,581
     Income tax expense........................           -                -    1,106
                                                    -------           ------  -------
     Net (loss) income                              $  (260)          $    -  $ 1,475
                                                    -------           ------  -------

                      PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)


     Discontinued Operations - continued

     Assets and liabilities of the discontinued operations have been reflected in the condensed consolidated balance sheets as current or non-current based on the original classification of the accounts, except certain current liabilities are netted against current assets. The following is a summary of assets and liabilities of discontinued operations (in thousands):

                                                             September 30,
                                                                 1999
                                                             --------------
     Cash.................................................      $   541
     Accounts receivable, net.............................       12,691
     Prepaid expenses.....................................           29
     Other current assets.................................       12,471
                                                                -------
     Total current assets.................................       25,732
     Accrued compensation.................................          540
                                                                -------
     Net current assets of discontinued operations........      $25,192
                                                                =======
     Property, net........................................      $ 5,025
     Goodwill, net........................................       22,173
     Other................................................           55
                                                                -------
     Non-current assets of discontinued operations........      $27,253
                                                                =======

     Accounts receivable for discontinued operations include approximately $9.4 million for which services have been rendered but the amounts were unbilled as of September 30, 1999. Primarily such unbilled amounts result from the paramedical testing division's practice of billing one month in arrears. Certain liabilities were not assumed by Hooper Holmes, Inc. in the sale of the paramedical testing division. These liabilities include accounts payable, additional accrued compensation and other accrued liabilities which totaled approximately $2.2 million at June 30, 2000.

8.   Income Taxes

     In the three months ended June 30, 2000, the Company had a current income tax expense of $3.6 million which was offset by the reduction of the valuation allowance related to the deferred tax asset resulting in zero income tax expense.

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                          June 30,           September 30,
                                                                                            2000                 1999
                                                                                          --------           ------------
     Allowance for doubtful accounts..........................................             $ 6,398              $  6,934
     Deferred losses on discontinued operations...............................                   -                (3,918)
     Mark to market accounting for accounts receivable........................              (2,029)               (3,543)
     Net operating loss carryforward..........................................                   -                11,575
     Payroll related accruals.................................................                 585                   769
     Insurance related accruals...............................................               1,898                 1,748
     Property and equipment and intangibles...................................               3,956                 4,180
     Other, net...............................................................               1,311                   601
                                                                                           -------              --------
     Net deferred tax asset...................................................              12,119                18,346
     Valuation allowance......................................................              (8,560)              (18,346)
                                                                                           -------              --------
     Net deferred tax asset...................................................             $ 3,559              $     --
                                                                                           =======              ========

     The Company recorded a partial valuation allowance against net deferred tax assets as of June 30, 2000 and a full valuation allowance against net deferred tax assets as of September 30, 1999. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies. Management concluded that the net deferred tax asset required a partial valuation allowance as of June 30, 2000.

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

     During the third quarter of fiscal year 2000, the Company completed a series of transactions to repurchase a total of $29.6 million of the $75.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2008 (the "Notes") for $18.4 million cash plus accrued interest. The pre-tax gain (net of the write-off of deferred financing fees) of $10.3 million is reflected as an extraordinary gain in the condensed consolidated statement of operations.

10.  Basic and Diluted Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). For the three and nine months ended June 30, 2000 and 1999, weighted average shares outstanding for continuing operations for basic and diluted computations are the same since the impact of common equivalent shares on earnings per share is anti-dilutive.

                      PEDIATRIC SERVICES OF AMERICA, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the "Company"). When used in this Form 10-Q, the words "may," "could," "should," "would," "believe," "feel," "anticipate," "estimate," "intend," "plan" and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described hereunder and those discussed in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company's ability to collect for equipment sold or rented, assimilate and manage previously acquired field operations, collect accounts receivable, including receivables related to acquired businesses and receivables under appeal, hire and retain qualified personnel and comply with and respond to billing requirements issues, including those related to the Company's billing and collection system could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company included in this Quarterly Report.

Recent Developments

In the third quarter of fiscal 2000, the Company's senior management continued implementation of its strategic plan (the "Plan") to improve the Company's performance. The primary focus of the Plan is to redirect the Company to its core businesses, the pediatric home health care and adult respiratory businesses.

The Company made progress on multiple operating initiatives contained within the Plan. The Company continued to evaluate its portfolio of managed care contracts with the intention to cancel or renegotiate those with minimal profitability and cash flow performance. As contracts reach their respective renewal dates the Company intends to base its decision to renew upon profitability and cash flow criteria. Therefore, the possibility exists that certain contracts will not be renewed resulting in future revenue reductions. The Company continues to focus its marketing efforts on its core competencies to facilitate future internal revenue growth and has invested in additional marketing staff and related programs to support this initiative. While there will continue to be revenue from non-core services previously marketed, the Company anticipates these amounts will continue to decline and hopes to offset this decline with internally generated revenue growth within the core services from the results of the aforementioned initiatives. The Company continues to refine its best practices methodology for assessing and improving branch office performance. In response to best practices findings to date, ongoing organizational changes are occurring. Additionally, the Company has invested significantly in its reimbursement organization by, among other things, hiring more experienced senior managers, increasing incentive compensation for billing and collection teams and improving its reporting and analysis capabilities.

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

The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of continuing operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the comparative prior period:



                                                                                                        Period-to-Period Percentage
                                                                  Percentage of Net Revenue                 Increase  (Decrease)
                                                            -----------------------------------------   ----------------------------
                                                              Three Months           Nine Months        Three Months     Nine Months
                                                                 Ended                  Ended              Ended            Ended
                                                                June 30,               June 30,           June 30,        June 30,
                                                            -----------------      ------------------   ------------     -----------
                                                            2000         1999       2000        1999        2000           2000
                                                            ----         ----       ----        ----        ----           ----
Net revenue...........................................    100.0%       100.0%     100.0%      100.0%         (15)%         (15)%
Operating salaries, wages and employee benefits.......     46.7         49.3       46.8        49.0          (19)          (18)
Other operating costs.................................     36.2         35.4       36.2        34.5          (13)          (11)
Corporate, general and administrative.................      9.4          8.6       10.0         7.9           (7)            8
Provision for doubtful accounts.......................      2.5          8.4        3.8         9.1          (75)          (64)
Depreciation and amortization.........................      4.5          4.2        4.3         4.0          (10)           (7)
Impairment of intangible assets.......................        -            -          -        12.7            -          (100)
                                                          -----         ----       ----       -----         ----          ----
Operating income (loss)...............................      0.7         (5.9)      (1.1)      (17.2)        (110)          (95)
Interest income.......................................     (0.4)           -       (0.3)          -            -             -
Interest expense......................................      3.2          7.4        4.5         6.6          (63)          (42)
Loss on sale of business..............................        -          2.4         -          0.8         (100)         (100)
                                                          -----         ----       ----       -----         ----          ----

Loss from continuing operations, before minority
 interest and income taxes............................     (2.1)       (15.7)      (5.3)      (24.6)         (87)          (81)

Minority interest in loss of subsidiary...............        -          0.1          -         0.1         (100)         (100)
                                                          -----         ----       ----       -----         ----          ----
Loss from continuing operations before income taxes...     (2.1)       (15.6)      (5.3)      (24.5)         (86)          (80)

Income tax benefit....................................        -            -          -        (0.9)           -          (100)
                                                          -----         ----       ----       -----         ----          ----
Net loss from continuing operations...................     (2.1)%      (15.6)%     (5.3)%     (23.6)%        (86)%         (80)%
                                                          =====        =====       ====       =====         ====          ====


The following table sets forth for the periods indicated the net revenue breakdown by service:

                              (in thousands)

                                             Three Months       Nine Months
                                                Ended              Ended
                                               June 30,           June 30,
                                            2000      1999      2000      1999
                                           -------   -------  --------  --------
Pediatric Home Health Care
 Nursing.................................  $20,466   $24,048  $ 62,668  $ 70,209
 Respiratory Therapy Equipment...........    4,119     5,694    13,336    18,541
 Home Medical Equipment..................      454       683     1,484     2,372
 Pharmacy and Other......................    8,904     8,419    26,361    27,419
                                           -------   -------  --------  --------
   Total Pediatric Home Health Care......   33,943    38,844   103,849   118,541
                                           -------   -------  --------  --------

Adult Home Health Care:
 Nursing.................................    2,800     4,803     8,787    15,062
 Respiratory Therapy Equipment...........    4,384     5,178    13,543    16,885
 Home Medical Equipment..................    1,073     1,395     3,444     5,016
 Pharmacy and Other......................    3,197     2,914    11,279     9,241
                                           -------   -------  --------  --------
   Total Adult Home Health Care..........   11,454    14,290    37,053    46,204
                                           -------   -------  --------  --------
   Total Net Revenue.....................  $45,397   $53,134  $140,902  $164,745
                                           =======   =======  ========  ========

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net revenue decreased $7.7 million, or 15%, to $45.4 million in the three months ended June 30, 2000 from $53.1 million in the three months ended June 30, 1999. The reduction in revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the Plan. Of the $7.7 million decrease in net revenue for the three months ended June 30, 2000, pediatric health care net revenue accounted for $4.9 million, primarily attributable to the closure of select locations. Adult health care net revenue accounted for a decrease of $2.8 million for the three months ended June 30, 2000, primarily as a result of the Company's sale of the medical staffing business and reduction in adult nursing. In the three months ended June 30, 2000, the Company derived approximately 50% of its net revenue from commercial insurers and other private payors, 43% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $5.0 million, or 19%, to $21.2 million in the three months ended June 30, 2000 from $26.2 million in the three months ended June 30, 1999. Labor costs have decreased across all services as a result of headcount reductions, reduced nursing services primarily attributable to the closure and sale of select nursing locations and an increase in unstaffed hours due to the nursing shortage in selected markets. However, due to the impact of the nursing shortage in selected markets, location scheduling efficiencies have declined resulting in higher overtime costs. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended June 30, 2000 decreased to 47% from 49% for the three months ended June 30, 1999.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs decreased $2.4 million, or 13%, to $16.4 million in the three months ended June 30, 2000, from $18.8 million in the three months ended June 30, 1999. As a percentage of net revenue, other operating costs for the three months ended June 30, 2000 increased to 36% from 35% for the three months ended June 30, 1999.

Corporate, general and administrative costs decreased $0.3 million, or 7%, to $4.3 million in the three months ended June 30, 2000, from $4.6 million in the three months ended June 30, 1999. As a percentage of net revenue, corporate, general and administrative costs for the three months ended June 30, 2000, increased slightly compared to the three months ended June 30, 1999. The Company has chosen to selectively invest in key areas where improvements have a tangible impact on cash flow from operations. In addition, there are certain non-labor fixed costs necessary to sustain the Company's infrastructure. As the Company's Plan impacts future periods, certain of these costs should be able to be reduced, though there can be no guarantees.

Provision for doubtful accounts decreased $3.3 million, or 75%, to $1.1 million in the three months ended June 30, 2000, from $4.4 million in the three months ended June 30, 1999. Overall cash collections for continuing operations decreased approximately $0.4 million or 0.7% during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Cash collections as a percentage of net revenue were 112% and 96%, respectively. Management deemed the provision levels to be appropriate.

Depreciation and amortization decreased $0.2 million, or 10%, to $2.0 million in the three months ended June 30, 2000 from $2.2 million in the three months ended June 30, 1999. As a percentage of the Company's net revenue, depreciation and amortization costs for the three months ended June 30, 2000 increased slightly compared to the three months ended June 30, 1999.

Interest expense decreased $2.5 million, or 63%, to $1.5 million in the three months ended June 30, 2000, from $4.0 million in the three months ended June 30, 1999. The Company's average debt outstanding decreased $82.5 million as the amount outstanding under the Credit Agreement was paid down to zero on November 1, 1999 and the Company completed a series of transactions to repurchase $29.6 million of the $75.0 million Notes during the three months ended June 30, 2000.

Interest income increased $0.2 million in the three months ended June 30, 2000. The Company invested its excess cash balances in highly liquid investments.


Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

Net revenue decreased $23.8 million, or 15%, to $140.9 million in the nine months ended June 30, 2000 from $164.7 million in the nine months ended June 30, 1999. The reduction in revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the Plan. Of the $23.8 million decrease in net revenue for the nine months ended June 30, 2000, pediatric health care net revenue accounted for $14.7 million, primarily attributable to the closure of select locations. Adult health care net revenue accounted for a decrease of $9.1 million for the nine months ended June 30, 2000, primarily as a result of the Company's sale of the medical staffing business and reduction in adult nursing. In the nine months ended June 30, 2000, the Company derived approximately 51% of its net revenue from commercial insurers and other private payors, 42% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $14.9 million, or 18%, to $65.9 million in the nine months ended June 30, 2000 from $80.8 million in the nine months ended June 30, 1999. Labor costs have decreased across all services as a result of headcount reductions, reduced nursing services primarily attributable to the closure and sale of select nursing locations and an increase in unstaffed hours due to the nursing shortage in selected markets. However, due to the impact of the nursing shortage in selected markets, location scheduling efficiencies have declined resulting in higher overtime costs. As a percentage of net revenue, operating salaries, wages and employee benefits for the nine months ended June 30, 2000 decreased to 47% from 49% for the nine months ended June 30, 1999.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs decreased $6.0 million, or 11%, to $50.9 million in the nine months ended June 30, 2000, from $56.9 million in the nine months ended June 30, 1999. As a percentage of net revenue, other operating costs for the nine months ended June 30, 2000 increased to 36% from 35% for the nine months ended June 30, 1999. The increase primarily relates to the impact of location fixed costs relative to the decline in net revenue for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999.

Corporate, general and administrative costs increased $1.1 million, or 8%, to $14.1 million in the nine months ended

June 30, 2000, from $13.0 million in the nine months ended June 30, 1999. As a percentage of net revenue, corporate, general and administrative costs for the nine months ended June 30, 2000, increased to 10% from 8% in the nine months ended June 30, 1999. The Company has chosen to selectively invest in key areas where improvements have a tangible impact on cash flow from operations. In addition, there are certain non-labor fixed costs necessary to sustain the Company's infrastructure. As the Company's Plan impacts future periods, certain of these costs should be able to be reduced, though there can be no guarantees.

Provision for doubtful accounts decreased $9.5 million, or 64%, to $5.4 million in the nine months ended June 30, 2000, from $14.9 million in the nine months ended June 30, 1999. Overall cash collections for continuing operations increased approximately $6.7 million or 5% during the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999. Management deemed the provision levels to be appropriate.

Depreciation and amortization decreased $0.5 million, or 7%, to $6.1 million in the nine months ended June 30, 2000 from $6.6 million in the nine months ended June 30, 1999. As a percentage of the Company's net revenue, depreciation and amortization costs for the nine months ended June 30, 2000 increased slightly compared to the nine months ended June 30, 1999.

Interest expense decreased $4.5 million, or 42%, to $6.4 million in the nine months ended June 30, 2000, from $10.9 million in the nine months ended June 30, 1999. The Company's average debt outstanding decreased $59.8 million as the amount outstanding under the Credit Agreement was paid down to zero on November 1, 1999 and the Company completed a series of transactions to repurchase $29.6 million of the $75.0 million Notes during the nine months ended June 30, 2000.

Interest income increased $0.4 million in the nine months ended June 30, 2000. The Company invested its excess cash balances in highly liquid investments.

Income tax benefit decreased $1.7 million to zero in the nine months ended June 30, 2000, from $1.7 million in the nine months ended June 30, 1999. The Company recorded a partial valuation allowance against the net deferred tax assets as of June 30, 2000.

Liquidity and Capital Resources

At June 30, 2000, total borrowings under the Notes were $45.4 million. The Company recently completed a series of transactions to repurchase a total of $29.6 million of the $75.0 million Notes for $18.4 million cash plus accrued interest. The pre-tax gain (net of the write-off of the related deferred financing fees) of $10.3 million is reflected as an extraordinary item in the condensed consolidated statements of operations.

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

Certain liabilities were not assumed by Hooper Holmes, Inc. in the sale of the paramedical testing division. These include accounts payable, additional accrued compensation and other accrued liabilities which totaled approximately $2.2 million at June 30, 2000.

The Company has utilized all net operating loss carryforwards that are available.

Overall cash collections from continuing operations decreased approximately $0.4 million or 0.7% during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Cash collections as a percentage of net revenue were 112% and 96%, respectively. The organizational restructuring of the Company's reimbursement process continues and indications of progress to date are positive. While management anticipates that continued implementation of the Plan will achieve the desired results, there can be no assurance that this will result in the Company realizing sustained operating improvements and improved cash flow.

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

Importance of Third Party Exposure to the Year 2000

Certain of the Company's systems interface directly with significant third party vendors and payors including federal and state Medicare and Medicaid agencies. The Company also conducts business electronically with certain external parties, including some payors and vendors. Management does not know at this time what impact Year 2000 compliance had or may continue to have on its payor and vendor sources.

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

     In general, the plaintiffs allege that prior to the decline in the price of the Company's Common Stock on July 28, 1998, there were violations of the Federal Securities Laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures principally related to its reporting of accounts receivable and the allowance for doubtful accounts. The amended complaint purports to expand the class to include all persons who purchased the Company's Common Stock during the period from July 29, 1997 through and including July 29, 1998. On October 8, 1999, the Company and the individuals named as defendants moved to dismiss the amended complaint on both substantive and procedural grounds. On March 30, 2000, the Court denied the Company's motion to dismiss. On May 15, 2000, the Company and the individuals
named as defendants filed their answer, denying liability.   Discovery in the
case is proceeding. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the Federal Securities Laws.

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

         27  Financial Data Schedule

    (b)  Reports on Form 8-K
         -------------------

         The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEDIATRIC SERVICES OF AMERICA, INC.
                                               (Registrant)



Date: August 14, 2000               By:  /s/ James M. McNeill
                                         ----------------------------
                                         James M. McNeill
                                         Senior Vice President,
                                         Chief Financial Officer,
                                         Treasurer and Secretary
                                         (Duly authorized officer and
                                         Principal Financial Officer)

                               INDEX OF EXHIBITS

                                                   Page
                                                    No.
                                                   ----

Exhibit 27.   Financial Data Schedule ...........   21