Form 10-K
period 2000-09-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2000-12-15
CIK 893430

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended September 30, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from         to

                        Commission File Number 0-23946

                               ----------------

                      PEDIATRIC SERVICES OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       58-1873345
        (State or other jurisdiction                           (IRS Employer
      of incorporation or organization)                    Identification Number)

              310 Technology Parkway Norcross, Georgia 30092-2929
              (Address of principal executive offices) (Zip Code)

                                (770) 441-1580
              Registrant's telephone number, including area code

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.01 par value
                         Common Stock Purchase Rights

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant on December 1, 2000, based on a closing price of $4.625 per share, was $28,545,824. As of December 1, 2000 the number of shares of the registrant's Common Stock outstanding was 6,658,680 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information contained in the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on February 21, 2001 incorporated herein by reference in Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      PEDIATRIC SERVICES OF AMERICA, INC.
                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended September 30, 2000

                               TABLE OF CONTENTS

  Item                                                                    Page
 Number                                                                  Number
 ------                                                                  ------
                                     PART I
   1.    Business......................................................     3
   2.    Properties....................................................    17
   3.    Legal Proceedings.............................................    17
   4.    Submission of Matters to a Vote of Security Holders...........    18
   4(A). Executive Officers of the Registrant..........................    18

                                    PART II

         Market for the Registrant's Common Stock and Related
   5.     Stockholder Matters..........................................    19
   6.    Selected Financial Data.......................................    20
         Management's Discussion and Analysis of Financial Condition
   7.     and Results of Operations....................................    21
   7(A). Quantitative and Qualitative Disclosures about Market Risk....    26
   8.    Financial Statements and Supplementary Data...................    26
         Changes in and Disagreements with Accountants on Accounting
   9.     and Financial Disclosure.....................................    26

                                    PART III

  10.    Directors and Executive Officers of the Registrant............    27
  11.    Executive Compensation........................................    27
         Security Ownership of Certain Beneficial Owners and
  12.     Management...................................................    27
  13.    Certain Relationships and Related Transactions................    27

                                    PART IV

         Exhibits, Financial Statement Schedules, and Reports on Form
  14.     8-K..........................................................    28

 SIGNATURES............................................................    31

 INDEX TO FINANCIAL STATEMENTS.........................................    33

 INDEX TO FINANCIAL STATEMENT SCHEDULE.................................    54

 INDEX TO EXHIBITS

                                    PART I

ITEM 1. BUSINESS

Forward-Looking Statements

  This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the "Company"). When used in this Annual Report on Form 10-K, the words "may," "could," "should," "would," "believe," "feel," "anticipate," "estimate," "intend," "plan" and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K and those discussed in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company's ability to collect for equipment sold or rented, assimilate and manage previously acquired field operations, collect accounts receivable, including receivables related to acquired businesses and receivables under appeal, hire and retain qualified personnel and comply with and respond to billing requirements issues, including those related to the Company's billing and collection system, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

  The Company is a leading provider of children's health care and related services. Management believes the Company is the nation's largest focused pediatric home health care provider. The Company provides children's health care services through 100 branch offices located in 22 states.

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

  Home care for pediatric patients, like home care generally, is preferred over institutional care by patients and their parents or other care givers as well as by payors. Patients and parents prefer home care due to the ability to care for the child in a nurturing environment with family involvement. Home care also minimizes the risk of cross-infection, eliminates privacy and safety concerns and permits a more gradual, and consequently more event-free transition of care-giving from the health care professional to the family. Payors prefer home care because it is generally more cost effective than institutional care.

  Third-party reimbursement for pediatric home care is provided predominantly by private health insurance, with a significant portion provided by Medicaid. Because of the special needs of pediatric patients, the acuity of care and the skill levels of the individual nurses or therapists providing the care, the rates charged for health care services, particularly nursing services for pediatric patients are generally higher than adult rates. In addition, due to the high medical acuity of pediatric patients and the large variations in patient conditions and treatment protocols, pediatric home health care is typically not reimbursed on a capitated basis.

  Unlike geriatric home care patients, who typically receive maintenance care, pediatric home care patients are often treated interventionally, using technologically advanced medical equipment such as ventilators, oxygen delivery systems, feeding pumps, nebulizers, sleep apnea monitors and other respiratory equipment. Pediatric patients often also require home infusion therapy for the delivery of pharmaceuticals, especially for the treatment of hemophilia, cystic fibrosis and endocrinology disorders.

  Due to the specialized care required to treat pediatric illnesses and conditions, home nursing care is most effectively delivered to pediatric patients by nurses with neonatal intensive care unit ("NICU") and pediatric intensive care unit ("PICU") experience. These specialized health care professionals are experienced in treating medically fragile children, and administering required medications and other therapies. Pediatric patients typically require home nursing in shifts, in which nursing care is delivered eight to twenty-four hours per day, in contrast to home nursing care for geriatric patients, in which nursing care is typically provided on a short "visiting nurse" basis.

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

  Geriatric patients (those patients age 65 years old and older) generally have shorter periods of service and shorter periods of daily care. Many geriatric patients suffer from emphysema or other pulmonary disorders requiring oxygen therapy on a continuous basis. Geriatric patients with more acute conditions are more likely to receive care in an institutional setting. Most geriatric patients are covered by Medicare for all or part of their health care needs.

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

Recent Developments

  Throughout fiscal 2000, the Company's senior management continued implementation of its strategic plan (the "Plan") to improve the Company's performance. The primary focus of the Plan is to redirect the Company to its core businesses, the pediatric home health care and adult respiratory businesses.

  For a more detailed status of the Plan, see information set forth under the caption "Results of Operations" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 21 of this Annual Report on Form 10-K.

 Acquisitions

  The Company did not acquire any new businesses during fiscal 2000.

 Class Action and Other Litigation

  A description of certain litigation involving the Company is described in
Item 3, "Legal Proceedings" on page 17 of this Annual Report on Form 10-K.

 Revenue and Collection Initiatives

  As a result of slower payment by commercial insurance companies under managed care initiatives, directed changes to documentation and filing requirements by State Medicaid programs, and the impact of the Interim Payment System ("IPS") for home care reimbursement under Medicare, the Company has continued to experience increasingly complex billing and documentation requirements, slower reimbursement by payors, and lower profit margins. In response to these conditions the Company incorporated a number of revenue and collection initiatives into its Plan. For further information relating to these initiatives please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 21 of this Annual Report on Form 10-K.

Business Strategy

  Focus on Pediatric Services. Pediatric health care services are generally recognized as a distinct specialty within the health care industry. The Company has significant experience and expertise in children's health care, particularly with respect to medically fragile children who are dependent on sophisticated medical technology and nursing care. The Company believes that its pediatric focus and expertise provide it with significant sales and marketing advantages. The Company intends to continue to focus on providing relatively high acuity health care services for children. However, there can be no assurance that the Company's efforts will be successful.

  Provide High Quality, Cost-Effective Care. The Company emphasizes quality throughout its organization with respect to both the provision of services and the hiring and training of clinical personnel. Moreover, the Company believes that its ability to coordinate and deliver a wide range of services within our core competencies in a non-institutional setting and its experience and expertise in caring for medically fragile children result in superior and cost-effective medical outcomes. The Company intends to continue to emphasize and enhance the quality and cost-effectiveness of its services. The Company's goal is to be the nation's leading provider of children's health care services in the home.

  Realization of Operating Efficiencies and Internal Growth. The Company currently has 100 pediatric health care branch offices in 22 states. In the past, the Company extended its geographic presence by acquisition to enable the Company to obtain more referrals from large insurance companies and other third party payors and to provide operating efficiencies. While the Company believes that it has realized more referrals because of its national presence, the Company intends to aggressively pursue referrals in its more profitable product lines by increased emphasis on strengthening its infrastructure, new managed care contracts and sales and marketing. The Company will continue to focus on the realization of operating efficiencies, improving billing and collection activities, internal profitability growth, and seeking any potential opportunities in the marketplace.

  Focus on Cash Collections. The Company also intends to continue aggressive collection efforts. Specifically, the Company has hired and expects to continue to hire experienced reimbursement personnel. In addition, the legal and managed care departments are working closely with the reimbursement department to more quickly identify and resolve collection problems. A Company task force has been formed to resolve large dollar collection problems as they occur and implement new procedures for corporate and field personnel to correct identified problem areas.

Services and Operations

 General

  The Company provides a broad range of health care services principally for children and, to a lesser extent, young adults and geriatric patients. The following table summarizes the estimated percentages of net revenue to total net revenue of each major category of service from continuing operations offered by the Company for the periods indicated:

                                          Year Ended September 30,
                             --------------------------------------------------
                                   2000             1999             1998
                             ---------------- ---------------- ----------------
                             Revenue  % Total Revenue  % Total Revenue  % Total
                             -------- ------- -------- ------- -------- -------
                                               (In thousands)
Pediatric Home Health Care
Nursing..................... $ 83,014   44.6% $ 91,217   42.6% $ 93,248   42.0%
Respiratory Therapy
 Equipment..................   17,158    9.2    23,705   11.1    24,299   10.9
Home Medical Equipment......    1,921    1.0     2,983    1.4     3,293    1.5
Pharmacy and Other..........   36,608   19.6    35,911   16.7    34,563   15.6
                             --------  -----  --------  -----  --------  -----
  Total Pediatric Home
   Health Care..............  138,701   74.4   153,816   71.8   155,403   70.0

Adult Home Health Care
Nursing.....................   11,422    6.1    18,207    8.5    18,254    8.2
Respiratory Therapy
 Equipment..................   17,656    9.5    22,071   10.3    22,614   10.2
Home Medical Equipment......    4,474    2.4     6,378    3.0     6,309    2.8
Pharmacy and Other..........   14,113    7.6    13,881    6.4    19,602    8.8
                             --------  -----  --------  -----  --------  -----
  Total Adult Home Health
   Care.....................   47,665   25.6    60,537   28.2    66,779   30.0
                             --------  -----  --------  -----  --------  -----
    Total................... $186,366  100.0% $214,353  100.0% $222,182  100.0%
                             ========  =====  ========  =====  ========  =====

 Pediatric Health Care Services

  Pediatric Nursing Services. The Company's pediatric nursing services consist primarily of private duty home nursing care for pediatric patients with illnesses and conditions such as bronchopulmonary dysplasia, digestive and absorptive diseases, congenital heart defects and other cardiovascular disorders, cancer, cerebral palsy, cystic fibrosis, chronic pulmonary disease (e.g., bronchitis and asthma), endocrinology disorders, hemophilia, orthopedic conditions and post surgical needs. Pediatric home nursing care typically begins upon the patient's discharge from the hospital. Under a prescription or care plan developed by the patient's physician, the Company's personnel monitor the condition of the child, administer medications and treatment regimens, provide enteral and other forms of tube feeding, monitor and maintain ventilators, oxygen and other home medical equipment, monitor and administer pain management, provide daily care, including baths, hygiene and skin care, conduct physical, occupational and other forms of prescribed therapy, and coordinate other forms of medical care necessary for the child.

  Home nursing care is often provided up to 24 hours per day for extended periods of time. The Company estimates that its pediatric patients require private duty nursing care for an average of eight months with length of daily care averaging 10 or 11 hours. The Company's nurses emphasize education of the care givers of the child in order to maximize the independence of the child and the family. Through this educational process, the length of daily private duty care can be modified as the child's condition improves or stabilizes and the parents or care givers assume a more active role in the care of the child. Depending on the condition of the child and the orders of the attending physician, the Company may continue to provide nursing visits, respiratory therapy and other medical equipment services and pharmaceutical services after it discontinues private duty nursing care.

  The Company has approximately 3,336 registered or licensed pediatric nurses on its active nursing registries. Due to the special needs and acuity of care of pediatric patients generally, the Company requires that its nurses have training with pediatric patients. Most of the Company's nurses have expanded pediatric experience.

  Referral sources generally make arrangements for nursing services before making arrangements for other health care services such as equipment or infusion, prior to the discharge of a medically fragile child from the hospital. Consequently, a high quality nursing service can facilitate marketing of the Company's other pediatric product lines.

  Pediatric Respiratory Therapy Equipment and Services. The Company provides respiratory therapy equipment services to pediatric patients in the home. The services include (i) the rental, sale, delivery and setup in accordance with physician prescriptions of equipment, such as ventilators, oxygen concentrators, liquid oxygen systems, high pressure oxygen cylinders, apnea monitors and nebulizers, (ii) periodic evaluation and maintenance of the equipment and (iii) delivery and setup of disposable supplies necessary for the operation of the equipment. The Company currently has 42 locations that provide rental of home medical equipment as well as mail order programs for the provision of a broad range of home health care equipment. The Company provides these services to patients with a variety of conditions, including chronic pulmonary diseases, neurologically related respiratory problems, cystic fibrosis, congenital heart defects and cancer. The Company utilizes skilled registered respiratory therapists, certified respiratory therapy technicians, and other qualified health professionals to provide these services. The Company also provides training to patients and the families in equipment use and service through emergency on-call technicians.

  Pharmacy and Infusion Therapy. The Company provides pharmaceutical products and specialty infusion therapy services for its patients. Infusion therapy involves the administration of nutrients, antibiotics and other medications intravenously. The number of therapies that can be administered safely in the home has increased significantly in recent years because of technological innovations in infusion equipment and advances in drug therapy. Consequently, a broad range of infections and diseases which would otherwise have required patients to be hospitalized are considered treatable in the home. These in-home therapies reduce the need for emergency room visits for infusion therapy, decrease the number of days patients stay in the hospital, and are generally preferred by patients, their families, referring physicians and payors.

  The Company provides a range of pharmacy and infusion therapies, including antibiotic and other anti-infective therapies, total parenteral nutrition therapy, pain management therapy, hemophilia therapy, immunomodular therapy and chemotherapy. The Company also provides specialty infusion therapies intended to meet the needs of patients with a variety of serious infections such as osteomyelitis, bacterial endocarditis, cellulitis, septic arthritis, wound infections and recurrent infections associated with the kidney and urinary tract and AIDS. The Company also provides specialty infusion therapy to terminally or chronically ill patients suffering from acute or chronic pain, patients with impaired or altered digestive tracts due to gastrointestinal illness, patients suffering from various types of cancer, patients requiring treatment for congestive heart failure and patients with chronic conditions such as hemophilia, cystic fibrosis, juvenile rheumatoid arthritis, multiple sclerosis, and endocrinology disorders. The Company's specialty infusion therapy services are provided by its staff of licensed pharmacists and administered by its nursing staff. The Company currently supports the home infusion therapy market through seven pharmacy locations.

  The Company also operates a mail order medication service that provides physician-prescribed unit dose medications to respiratory therapy patients. The Company offers its patients medication in a premixed unit dose form as well as professional clinical support and claims processing. The Company employs licensed pharmacists to assist with its unit dose medication services business.

  Pediatric Home Medical Equipment and Services. The Company provides rental, sale and service of home medical equipment and respiratory therapy services to adult and pediatric patients with a focus on high-tech products including ventilators, oxygen concentrators, liquid oxygen systems, continuous positive airway pressure devices (CPAP), bi-level respiratory assist devices (Bi-PAP), oximetry and apnea monitors. These services are provided to patients upon their discharge from the hospital as well as after the Company's nursing services are no longer required.

  Prescribed Pediatric Extended Care ("PPEC"). The Company currently has six PPEC centers in Florida and Georgia. These centers provide, among other services, daily medical care and physical, occupational and other forms of therapy for medically fragile children. The children receive nursing supervision and/or physical and other therapies in a setting which allows for socialization and education of the children. The Company utilizes skilled registered therapists to perform these services in the home or through the Company's pediatric day treatment centers.

 Young Adult and Geriatric Health Care Services

  The Company generally offers young adult patients similar health care equipment and pharmacy services provided to pediatric patients. The Company's young adult patients are being treated for disorders such as muscular dystrophy, cystic fibrosis, hemophilia, cardiovascular disorders and cancer, as well as serious disabilities from near drowning incidents and accidents and other forms of trauma involving spinal cord or other injuries. Few of these patients require private duty nursing services. Frequently, the Company's young adult patients receive home care as a continuation of a pediatric home care treatment regimen.

  The Company's geriatric home care patients generally require the lowest acuity of care and have shorter periods of service and shorter periods of daily care than either the Company's pediatric or young adult patients. Few of these patients receive private duty nursing services. Most of these patients receive maintenance care for end-of-life conditions such as emphysema or other pulmonary disorders, cardiac diseases and renal diseases. Services are provided during short home visits by respiratory therapists or technicians. Although some of the Company's geriatric home care patients receive higher acuity intervention care, these services are more likely to be provided in an institutional setting.

 Recruiting, Training and Retention of Professional Staff

  The Company's pediatric services are provided by skilled pediatric nurses and skilled respiratory therapists. Nurses generally have a minimum of one year prior NICU or PICU experience, a nursing license and current CPR certification. Each nurse must pass a written pediatric and medication exam and provide employment references. Therapists generally have a minimum of one year prior experience and current CPR certification, and must provide employment references as well. Under the Company's pediatric nursing training program, nurses are required to attend an orientation program where they are trained in aspects of home health care, such as equipment use, which differ from institutionally provided health care. If qualified, nurses receive additional training in the use of ventilators and other home respiratory equipment. The Company requires its nurses to attend continuing education sessions on safety and techniques in home health care. Further, the Company offers its nurses periodic continuing education courses and professional seminars on various topics in home health care to assist in the retention of qualified personnel. As of September 30, 2000, the Company had approximately 3,895 licensed or credentialed nurses, therapists, and pharmacists on its staff and active registries.

  To provide a qualified, reliable nursing and therapy services staff, the Company continuously recruits professional nurses and technical specialists, and trains and offers benefits and other programs to encourage retention of these professionals. The Company recruits primarily through advertising, employment fairs, direct contact with community groups and employment programs and uses bonuses and other benefit programs to encourage new employee referrals by existing employees. The Company has in the past recruited pediatric nurses who have cared for a patient in the hospital to continue to provide care for such patient in the home through part-time or full-time employment with the Company. However, the home health industry has been experiencing difficulties in recruiting qualified nurses due primarily to skills shortages and cutbacks in the number of student nurses and training. The Company is currently centralizing support services to its nurse recruiting efforts to maximize their effectiveness. Furthermore, current indications suggest that the supply of licensed nurses will continue to decline in the foreseeable future.

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

  The Company's quality assurance program also emphasizes accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). JCAHO is a nationally recognized not-for-profit organization that develops standards for various health care providers and monitors compliance with such standards. Substantially all of the Company's branch offices have received accreditation from JCAHO. JCAHO's objective standards are one of the few methods by which referring health care professionals may assess the quality of services of a home health care provider.

 Internal Audit

  The Company maintains an internal audit function which reports directly to the Audit Committee of the Board of Directors.

 Case Administration

  Prior to providing services to a patient, the Company coordinates with the patient's physicians, third-party payors, case managers and other referral sources. In order to accomplish this coordination, the Company has developed and implemented case management and clinical coordination functions.

  Case Management. The Company maintains a case management service department designed to assure the cost-effective delivery of high quality care to many of the Company's highest acuity patients. This department acts as the central point for coordination of services and benefits for many of the patients referred by insurance companies. The Company assigns a case manager to review the patient's insurance status to determine coverage and relevant reimbursement criteria. The case manager contacts the relevant third-party payors to negotiate the services that will be covered and the applicable rates. The case manager then communicates with the Company's billing and collection department to assist in accurate billing. The case manager also assists in resolving disputes that may arise between the Company and third-party payors.

  Clinical Coordination. The Company assigns a clinical coordinator to higher acuity patients, typically before the patient is discharged from the hospital. The clinical coordinator works with the physician, case manager or other referral source to arrange all home health care services needed by the patient.

 Sales and Marketing

  The Company obtains patient referrals primarily from neonatologists, pediatricians, pulmonologists, internists and other physicians, hospital discharge planners, case managers, community-based health care institutions and social service agencies. The Company markets its services to these referral sources primarily through its branch office personnel and various media formats. The branch office directors conduct the sales and marketing activities at the branch office level. Branch office directors generally have a clinical background as registered nurses and/or therapists and, as such, they are able to describe and promote the Company's services to referral sources. The branch office directors attempt to cultivate relationships with their local referral sources through quality service, personal contacts and education about the appropriate role and benefits of the Company's services in the treatment of patients. In addition, the Company's case management department plays a role in maintaining favorable relationships between the Company and large insurance companies.

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

 Billing and Collection

  The Company derives substantially all of its health care net revenue from commercial insurance, other private third-party payors, Medicare and Medicaid. The current reimbursement environment is complex, involving multiple payors with differing coverage and reimbursement policies. Management of accounts receivable, through effective billing, collection and reimbursement procedures, is critical to the financial success of health care service providers due to lengthy reimbursement periods. A delay in reimbursement could have a material adverse effect on the Company's financial condition. The Company's reimbursement specialists work closely with the branch offices and third-party payors. Each specialist is responsible for ensuring the adequacy of the documentation, submitting the documentation and claims to third-party payors and expediting payment.

 Branch Office Network

  The Company currently provides its health care services through a network of 100 branch offices located in 22 states. The Company seeks to address local market needs through its branch office network. Each branch office conducts local marketing efforts, coordinates contract negotiations with local referral sources, recruits personnel and coordinates patient care. The Company believes that the business of providing health care services is most effective if each branch office reacts to and meets the needs, as defined by the Company's core competencies, of the local community. The Company provides its branch office managers with training, comprehensive policies and procedures and standardized operating systems, while allowing them sufficient autonomy to address local needs.

 Corporate Compliance Program

  The Company's corporate compliance program has continued to focus its efforts in the areas of fraud and abuse, auditing and monitoring of regulatory compliance, training of Company employees and providing support and guidance for employees as they strive to be compliant with the rules, regulations and policies governing the Company. The Compliance Officer reports directly to the Company's Board of Directors. The Compliance Officer has conducted audits in the areas of billing, payroll, and medical documentation at selected field locations throughout the Company. Additionally, the Compliance Officer has restructured the enrollment and provider number verification process. The compliance program has been active in establishing several training programs relating to proper documentation, and has provided inservice education regarding corporate compliance to substantially all employees. The compliance program has also been instrumental in the development and implementation of the Company's compliance efforts at the field level. In addition, the Company has established a toll-free Compliance Hotline to assist in its commitment to ethical conduct throughout the Company. The telephone number is (800) 408-4442. All employees, vendors, contractors and agents are encouraged to use this confidential means of communication to report any compliance issues.

 Management Information Systems

  The business of the Company is dependent in part upon its ability to input, store, retrieve, process and manage billing and collection information for each patient. The Encore system provides substantially all of the Company's locations with immediate access to patient, contract, and payor information and supports substantially all necessary billing, cash posting, and collection services.

  During fiscal 2000, the Company's information systems department focused its priorities on supporting the Plan. Significant resources were expended to insure compliance with Year 2000 related issues. The Company's frame relay network, long distance services, Encore's programs, procedures and databases and development language were upgraded for Year 2000.

  The Company has continued to make improvements in billing functionality to comply with payor contract requirements. During fiscal 2000, the Company also implemented improvements in electronic billing and funds transfer capabilities. The Company plans to extend electronic billing to more payors and product lines as part of the Plan.

  There can be no assurance that the Company's information systems will continue to perform as expected, or that further development will not be required. Failure of such systems to perform as expected, could have a material adverse effect on the Company's business, financial condition and results of operations.

 Year 2000 Compliance

  Specific information relating to the Company's Year 2000 compliance efforts is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 21 of this Annual Report on Form 10-K.

 Reimbursement

  The Company focuses its health care marketing efforts on patients with private insurance; however, the Company has experienced a trend in recent years toward a higher percentage of government payor revenues over private payor revenues. Due to the nature of the Company's business, many of its patients rely on Medicare and Medicaid for health coverage.

  The following are the estimated percentages of the Company's net revenue from continuing operations attributable to reimbursement from various payors of the health care services the Company currently provides, for the periods presented:

                                 Year Ended    Year Ended
                                September 30, September 30,
                                    2000          1999
                                ------------- -------------
              Payor
              -----
   Commercial Insurance and
    Other Private Payors.......       50%           57%
   Medicaid and Other State
    Programs...................       43%           36%
   Medicare and Other Federal
    Programs...................        7%            7%
                                     ---           ---
       Total...................      100%          100%
                                     ===           ===

  During the past decade, federal and state governments and private payors have taken extensive steps intended to contain or reduce the costs of health care. These steps have included, among others, reduced reimbursement rates, changes in services covered, increased utilization review of services, negotiated prospective or discounted contract pricing and adoption of a competitive bid approach to service contracts. Cost containment efforts are expected to continue in the future. Home health care, which is usually less costly than hospital-based care, generally has benefited from certain of these cost containment efforts. As expenditures on home health care services grew, however, initiatives aimed at reducing the cost of health care delivery in non-institutional settings have increased. Many state Medicaid programs in an effort to contain the cost of health care and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Likewise, the federal government through legislation and regulation has acted repeatedly to limit expenditures for health care, including home health services and home medical equipment. More recently, this trend has begun to reverse itself due to increased funding of state Medicaid programs including additional funding to qualifying states for health coverage of uninsured children. This has translated into price increases in select Medicaid programs. However, a significant change in coverage or a reduction in payment rates for the types of services provided by the Company could have a material adverse effect upon the Company's business.

 Legislation

  The 1997 Balanced Budget Act (BBA 1997) contained provisions intended to significantly reduce Medicare reimbursement to the home health industry by converting the Medicare home health payment methodology to a case-mix adjusted prospective payment system (PPS). PPS is intended to end cost-based reimbursement, which was considered to create undesirable incentives to increase utilization. As a transition to PPS, BBA 1997 mandated an interim payment system (IPS) initially to be in effect for two years, designed to constrain substantially the growth in Medicare home health expenditures. In addition, BBA 1997 required that home health and home medical equipment companies post surety bonds in specified amounts and that billing for durable medical equipment and medical supplies be consolidated. BBA 1997 also mandated reductions in oxygen equipment reimbursements. These requirements are administered and regulated by the Health Care Financing Administration (HCFA). According to the Congressional Budget Office (CBO) in 1997, the BBA 1997 changes in Medicare's home health reimbursement were designed to achieve savings of $16.2 billion over five years. More recent CBO projections, however, indicated that the resulting spending savings would be $47.9 billion over the same period. As a result, Congress acted quickly to modify somewhat, the IPS payment methodology.

  Additional federal legislation further ameliorating the impact of BBA 1997 was signed into law by President Clinton on November 29, 1999 (the Medicare Balanced Budget Refinement Act of 1999). According to its provisions, a home health agency will be paid an additional $10.00 for each Medicare beneficiary to whom it provides services in cost reporting periods beginning in year 2000, to defray the cost of collecting and electronically reporting Outcome and Assessment Information Set (OASIS) data. OASIS requirements do not apply to pediatric home health. Further, the General Accounting Office will be required to report to Congress on the cost to home health agencies of compliance with OASIS data gathering requirements and the effect of those requirements on the privacy interests of patients. An additional 15% reduction in home health reimbursement that had been scheduled to go into effect October 1, 2000 if PPS was not implemented, was repealed. Second, a 15% cut in PPS reimbursement (originally scheduled for October 1, 2000) was postponed until after the first twelve months of PPS, which was implemented in October 2000. Additionally, the Department of Health and Human Services (HHS) is required to report to Congress six months after the implementation of PPS on the need for this 15% reduction or any reduction. A temporary increase in the consumer price index for durable medical equipment and oxygen supplies was implemented and consolidated billing was eliminated for durable medical equipment but retained for medical supplies. Per-beneficiary limits were increased for some agencies. In addition, surety bonds were limited to four years, with additional discretion granted, and set at the lower of $50,000 or 10% of aggregate annual payments under Medicare and Medicaid.

  Additional Medicare reform legislation is currently being decided by Congress. The Company believes that health care reform initiatives are likely to continue in the future. There can be no assurance that such future reform initiatives will not materially and adversely affect the business and financial condition of the Company.

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

  Medicaid Programs. Medicaid (Title XIX of the Social Security Act), enacted in 1965, authorizes Federal grants to States for medical assistance to low-income persons who are age 65 or over, blind, disabled, or members of families with dependent children or qualified pregnant women or children. The program is jointly financed by the Federal and State governments and administered by the States. Within broad Federal rules, each State decides eligible groups, types and range of services, payment levels for services, and administrative and operating procedures. Payments for services are made directly by the States to the individuals or the entities that furnish the services.

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

Regulation

  General. The Company's health care services business is subject to extensive and frequently changing state and federal regulation. The Company is subject to state laws governing and regulating several aspects of its business, including home health care, durable medical equipment and home infusion therapy services (including certificates of need and licensure requirements in certain states) and dispensing, distributing and compounding of prescription products. The Company also is subject to certain state laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a financial relationship exists between a referring physician and the entity providing the service. Federal laws governing the Company's activities include regulations of pharmacy operations and regulations under the Medicare and Medicaid programs relating to, among other things, certification of home health agencies and reimbursement. In addition, federal fraud and abuse laws prohibit or restrict, among other things, the payment of remuneration to parties in a position to influence or cause the referral of patients or business, as well as the filing of false claims.

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

  Medicare and Medicaid Regulations. As a provider of services to the Medicare and Medicaid programs, the Company is subject to federal and state laws and regulations governing reimbursement procedure and practices. These laws include the Medicare and Medicaid fraud and abuse statutes and regulations, which prohibit the payment or receipt of any form of remuneration in return for referring business or patients to providers of services for which payments are made by a government health care program. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Medicare and Medicaid programs and imprisonment. In addition, the Government enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), expanding the government's fraud and abuse enforcement powers. HIPPA, among other provisions, expands the Government's efforts for prosecuting fraud and abuse beyond Medicare and Medicaid to all payors; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted. These laws also include a prohibition on referrals contained in the Omnibus Budget Reconciliation Act of 1989 (Stark I), which prohibits referrals by physicians to clinical laboratories where the physician has a financial interest and further prohibitions contained in the Omnibus Budget Reconciliation Act of 1993 (Stark II), which prohibits such referrals for a more extensive range of services, including home health and the supply of durable medical equipment. While regulations interpreting Stark I have been issued, regulations interpreting Stark II remain in proposed form to date. In addition, various federal and state laws impose civil and criminal penalties against participants in the Medicare or Medicaid programs who make false claims for payment for services or otherwise engage in false billing practices.

  Many states also have statutes prohibiting the payment or receipt (or the offer of) anything of value in return for, or to induce, a referral for health care goods or services. In addition, there are several other statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these state laws vary from state to state, are often vague and have sometimes been interpreted inconsistently by courts and regulatory agencies. Private insurers and various state enforcement agencies also have increased their scrutiny of health care providers' practices and claims, particularly in the home health and home medical equipment sectors.

  In recent years, enforcement of federal fraud and abuse laws, and regulatory scrutiny generally, have increasingly focused on the home health care industry. For example, the government has implemented Operation Restore Trust, a federal investigatory initiative focused on home health, home medical equipment and skilled nursing facility providers. It has also implemented "wedge" audits, which involve a review of a small sample of patient records to identify non-compliance and project an error rate for all claims in a discrete period. Periodic and random audits by intermediaries or by State Medicaid Agencies may result in delays in receipt or adjustments to the amounts of reimbursement received under the Medicare, Medicaid or Medicaid Waiver Programs. There can be no assurance that the Company will not become the subject of a regulatory or other investigation or proceeding or that its interpretations of applicable health care laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to the Company, diversion of management's time and attention, and could have a material adverse effect on the Company.

  Medicare Certification. Federal regulations governing the Medicare program are also applicable to the Company. Regulations for Medicare reimbursement include an annual review of health care facilities and personnel and provide criteria for coverage and reimbursement. The Company is Medicare certified to provide nursing services in 13 states.

  Permits and Licensure. Many states require licensure of companies providing pharmacy services, home health care services, home infusion therapy products and services and other products and services of the type offered by the Company. The Company currently is licensed as a home health agency in 13 states, is licensed as a home care agency in 13 states and is licensed as a pharmacy in seven states. The Company provides unit dose medications by mail order to various states. The Company has obtained or, in certain cases, is in the process of obtaining, licenses for its mail order services from such states.

  Certificates of Need. A number of states require companies providing home health care services, home infusion therapy and other services of the type offered by the Company to have a certificate of need issued by the state's health planning agency. Certificates of need are often difficult to obtain and in many instances are not obtainable at all (because an area is determined to be adequately served by existing providers or for other reasons). If the Company commences operations in a state, or expands its operations in a state where it is currently operating, and those operations require a certificate of need, the Company will be required to obtain such certificates of need with respect to those operations. The Company currently has certificates of need in 6 states. There can be no assurance that the Company will be able to obtain other required certificates of need, and, if so required, the Company will incur expenses in connection with attempting to obtain a certificate of need.

 Other Proposed Regulations

  Certain other regulations which may increase the cost to the Company of service delivery have been proposed. The Occupational Safety and Health Administration (OSHA) in 1999 revised its directives on inspection and enforcement of the bloodborne pathogen standards. OSHA also issued a proposed rule for an ergonomics program standard in November 1999. The rule is specific to work-related injuries and establishes new workplace requirements, which, if enacted, will impact home health agencies and their employees. The proposed rule estimates the yearly cost per home health agency at $8,643. The final ergonomics rules were published on or about November 14, 2000. Industry trade groups have filed extensive comments urging an exemption for home care and home medical equipment providers based on the lack of control such employers have on the home work environment.

  HIPAA mandates, for all healthcare providers, standardization in the use, storage and transfer of electronically transmitted health care data. HIPAA additionally requires that healthcare providers, payors and clearing houses adopt detailed new procedures for insuring the privacy and security of electronically transmitted healthcare information. While the transaction standards and data-set regulations have been finalized, the privacy and security regulations are not yet final, and a delay in the latter may postpone the effective date of the transaction standards and data-set rules. As currently proposed, the regulations give healthcare providers a period of two years from the effective date of the final rules to achieve compliance with the rules' requirements. The effect of HIPAA's regulation of electronically transmitted healthcare information is not yet fully known, since a large portion of the regulations remain in proposed form only. However, there can be no assurance that these and other changes will not materially and adversely affect the business and financial condition of the Company.

Health Care Reform

  In recent years, the health care industry has undergone significant changes driven by various efforts to reduce costs, including efforts at national health care reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of health care distribution companies and collective purchasing arrangements by office-based health care practitioners. The impact of third-party pricing pressures and low barriers to entry have dramatically reduced profit margins for health care providers. Continued growth in managed care and capitated plans have pressured health care providers to find ways of becoming more cost competitive. This has also led to consolidation of health care providers in the Company's market areas. The Company's potential inability to react effectively to these and other changes in the health care industry could adversely affect its operating results. The Company cannot predict whether any health care reform efforts will be enacted and what effect any such reforms may have on the Company or its customers and suppliers.

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

Competition

  Pediatric and Other Health Care. The markets for the Company's health care services are highly competitive and are divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. In addition to competing with other home health care companies focusing on providing services to pediatric patients, the Company competes with several large national home health care companies that, while not focusing primarily on the pediatric patient, provide pediatric home health care services as part of a broader service offering. Certain of the Company's competitors and potential competitors have significantly greater financial, technical sales and marketing resources than the Company and may, in certain locations, possess licenses or certificates that permit them to provide services that the Company cannot currently provide. There can be no assurance that the Company will not encounter increased competition in the future that could limit the Company's ability to maintain or increase its business and could adversely affect the Company's operating results.

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

Employees

  As of September 30, 2000, the Company's health care and related services operations employed, or had on registry approximately 3,895 licensed or credentialed nurses, therapists and pharmacists, and approximately 913 full-time employees and 278 part-time employees. The Company believes that its relationship with its employees is good.

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

ITEM 2. PROPERTIES

  The Company's principal executive offices are located in Norcross, Georgia and consist of approximately 60,000 square feet of office space. The lease term on the facility expires in 2008. The Company's health care operations include 100 branch offices in 22 states. Branch offices typically are located in office parks or complexes and average approximately 2,500 square feet. Generally, each health care facility is a combination warehouse and office. Lease terms on branch offices are generally three years or less. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

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

  In general, the plaintiffs allege that prior to the decline in the price of the Company's Common Stock on July 28, 1998, there were violations of the Federal Securities Laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures principally related to its reporting of accounts receivable and the allowance for doubtful accounts. The amended complaint purports to expand the class to include all persons who purchased the Company's Common Stock during the period from July 29, 1997 through and including July 29, 1998. On October 8, 1999, the Company and the individuals named as defendants moved to dismiss the amended complaint on both substantive and procedural grounds. On March 30, 2000, the Court denied the Company's motion to dismiss. On May 15, 2000, the Company and the individuals named as defendants filed their answer to the complaint, denying liability.

On October 15, 2000, the Company and the individuals named as Defendants filed a Brief in Opposition to Plaintiffs' Motion for Class Certification, which was filed in June, 2000. The Court has not yet ruled on that Motion. Discovery in the case is proceeding. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the Federal Securities Laws.

  On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, Kids and Nurses, Inc. In the original complaint, in general, the plaintiffs allege that the defendants violated Federal and Tennessee Securities Laws and committed common law fraud in connection with the Company's purchase of Kids and Nurses, Inc. in November, 1997. The plaintiffs seek actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorney's fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal securities laws, and added claims under Georgia's securities laws. The plaintiffs also filed a brief in response to the Company's motion to dismiss. On February 1, 2000, the defendants filed an amended motion to dismiss addressing the allegations of the amended complaint. The motion to dismiss is currently pending before the Court. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of any applicable Federal or State Securities Laws, or any other applicable law.

  In the opinion of the Company's management, the ultimate disposition of these two lawsuits should not have a material adverse effect on the Company's financial condition or results of operations, however, there can be no assurance that the Company will not sustain material liability as a result of or related to these lawsuits.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the Company's fiscal year ended September 30, 2000, no matter was submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company including their ages as of December 1, 2000, their principal occupations for at least the past five years, the year in which each was elected and any directorships held by them in other public companies.

  Joseph D. Sansone (57) has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its formation in 1989. From 1987 until the formation of the Company, Mr. Sansone was President of Ambulatory Services of America, Inc. ("ASA"), a wholly-owned subsidiary of Charter Medical, the Company's former parent. Prior to joining Charter Medical, Mr. Sansone was employed by American Medical International, Inc. ("AMI"). From 1985 to 1987, Mr. Sansone also served as Vice President of AMI Home Health Equipment Centers, a division of AMI specializing in durable medical equipment sales and rentals.

  James M. McNeill (42) joined the Company in 1996. Mr. McNeill has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since April, 1999. Mr. McNeill served as Chief Accounting Officer of the Company from July, 1997 to April, 1999. Prior to joining the Company, Mr. McNeill was employed in a senior financial management position in the agribusiness industry from 1991 to 1995.

  John M. Harrington (49) joined the Company in July, 2000 as Chief Operating Officer. Prior to joining the Company, Mr. Harrington served as Area Vice President for Coram Healthcare from October, 1996 to July, 2000 and Region Manager for Apria Healthcare from January, 1993 to October, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  At December 1, 2000, there were approximately 97 shareholders of record and an estimated 1600 beneficial owners holding stock in nominee or "street" name. The Company has paid no dividends on its Common Stock. The Company intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Price Range of Common Stock

  The Company's Common Stock trades on the Over-the-Counter Bulletin Board under the Symbol "PSAI". The following table sets forth the quarterly high and low closing sale prices for the Common Stock for the periods indicated through September 30, 2000.

                                                                     High   Low
                                                                     ----- -----
       2000
       First Quarter...............................................  $1.47 $0.72
       Second Quarter..............................................  $2.00 $0.75
       Third Quarter...............................................  $2.75 $1.25
       Fourth Quarter..............................................  $4.81 $1.63

       1999
       First Quarter...............................................  $5.44 $2.13
       Second Quarter..............................................  $3.69 $1.13
       Third Quarter...............................................  $2.25 $1.25
       Fourth Quarter..............................................  $1.88 $1.00

ITEM 6. SELECTED FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA

                                         Year ended September 30,
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                  (in thousands, except per share data)
Statement of operations
 data(1)(2):
Net revenue..................  $186,366  $214,353  $222,182  $177,979  $144,798
Operating salaries, wages and
 employee benefits...........    85,661   103,687   109,720    86,903    71,270
Other operating costs........    68,205    74,785    73,339    52,613    43,752
Corporate, general and
 administrative..............    18,551    18,509    16,370    12,885    10,784
Provision for doubtful
 accounts....................     6,382    21,587    22,963     6,239     4,708
Depreciation and
 amortization................     8,050     8,826     7,824     5,924     4,720
Impairment of intangible
 assets......................       --     29,464       --        --        --
Business combination costs...       --        --        --        --      1,166
                               --------  --------  --------  --------  --------
Operating (loss) income......      (483)  (42,505)   (8,034)   13,415     8,398
Interest income..............       575       --        --        --        --
Interest expense.............    (7,609)  (14,912)   (8,956)   (3,534)   (1,761)
Loss on sale of business.....       --     (1,041)      --        --        --
Other income.................        61       581       --        --        --
                               --------  --------  --------  --------  --------
Income (loss) from continuing
 operations, before minority
 interest and income tax
 expense (benefit)...........    (7,456)  (57,877)  (16,990)    9,881     6,637
Minority interest in loss of
 subsidiary..................       --        174        68       119        64
                               --------  --------  --------  --------  --------
Income (loss) from continuing
 operations, before income
 tax expense (benefit).......    (7,456)  (57,703)  (16,922)   10,000     6,701
Income tax expense
 (benefit)...................       --        --     (7,205)    4,014     2,739
                               --------  --------  --------  --------  --------
Income (loss) from continuing
 operations..................    (7,456)  (57,703)   (9,717)    5,986     3,962
Income from discontinued
 operations, net of tax......       --      2,581     3,425     1,269     1,084
Gain on disposal of
 discontinued operations.....    25,802       --        --        --        --
                               --------  --------  --------  --------  --------
Income (loss) before
 extraordinary item..........    18,346   (55,122)   (6,292)    7,255     5,046
Extraordinary item, gain on
 early extinguishment of
 debt........................    10,299       --        --        --        --
                               --------  --------  --------  --------  --------
Net income (loss)............  $ 28,645  $(55,122) $ (6,292) $  7,255  $  5,046
                               ========  ========  ========  ========  ========
Net income (loss)
 attributable to common and
 common equivalent shares:
Income (loss) before
 extraordinary item..........  $ 18,346  $(55,122) $ (6,292) $  7,255  $  5,046
Less accretion on redeemable
 preferred stock.............       --        --        --        --        (10)
Less preferred stock
 dividends...................       --        --        --        --        (86)
                               --------  --------  --------  --------  --------
Income (loss) before
 extraordinary item
 attributable to common and
 common equivalent shares....    18,346   (55,122)   (6,292)    7,255     4,950
Extraordinary item...........    10,299       --        --        --        --
                               --------  --------  --------  --------  --------
Net income (loss)
 attributable to common and
 common equivalent shares....  $ 28,645  $(55,122) $ (6,292) $  7,255  $  4,950
                               ========  ========  ========  ========  ========
Denominator share data(2):
Denominator for basic income
 (loss) per share-weighted
 average shares..............     6,655     6,652     6,911     6,257     6,057
Effect of dilutive
 securities:
Warrants and options.........       --        --        --        189       243
Redeemable convertible
 preferred stock.............       --        --        --        --        137
                               --------  --------  --------  --------  --------
Denominator for diluted
 income (loss) per share-
 adjusted weighted average
 shares......................     6,655     6,652     6,911     6,446     6,437
                               ========  ========  ========  ========  ========
Income (loss) per share
 data(3):
Basic net income (loss) per
 share data:
 Income (loss) from
  continuing operations......  $  (1.12) $  (8.67) $  (1.41) $   0.96  $   0.64
 Income from discontinued
  operations, net of tax.....       --       0.38      0.50      0.20      0.18
 Gain on disposal of
  discontinued operations....      3.87       --        --        --        --
 Extraordinary item..........      1.55       --        --        --        --
                               --------  --------  --------  --------  --------
 Net income (loss)...........  $   4.30  $  (8.29) $  (0.91) $   1.16  $   0.82
                               ========  ========  ========  ========  ========
Diluted net income (loss) per
 share data:
 Income (loss) from
  continuing operations......  $  (1.12) $  (8.67) $  (1.41) $   0.93  $   0.60
 Income from discontinued
  operations, net of tax.....       --       0.38      0.50      0.20      0.17
 Gain on disposal of
  discontinued operations....      3.87       --        --        --        --
 Extraordinary item..........      1.55       --        --        --        --
                               --------  --------  --------  --------  --------
 Net income (loss)...........  $   4.30  $  (8.29) $  (0.91) $   1.13  $   0.77
                               ========  ========  ========  ========  ========
Balance sheet data:
Working capital..............  $ 34,339  $ 60,609  $ 75,381  $ 62,193  $ 35,673
Total assets.................   105,593   177,631   234,072   153,834    98,736
Long-term obligations, net of
 current portion.............    45,489   137,297   127,787    65,012    23,638
Total stockholders' equity...    35,531     6,886    63,683    61,680    54,193

-------
(1) All amounts have been restated to reflect the Company's paramedical testing business, Paramedical Services of America, Inc., as a discontinued operation.
(2) The consolidated financial information has been restated for the effect of the business combination on February 29, 1996 of the Company and Premier Medical Services, Inc. accounted for using the pooling-of-interests method.
(3) All earnings per share information has been restated to conform with Financial Accounting Standards Board ("FASB") Statement No. 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with Selected Consolidated Financial Data and the audited Consolidated Financial Statements of the Company included in this report.

Recent Developments

  Throughout fiscal 2000, the Company's senior management continued implementation of its strategic plan (the "Plan") to improve the Company's performance. The primary focus of the Plan is to redirect the Company to its core businesses, the pediatric home health care and adult respiratory businesses.

  The Company made progress on multiple operating initiatives contained within the Plan. The Company continued to evaluate its portfolio of managed care contracts with the intent to cancel or renegotiate those with minimal profitability and cash flow performance. The Company has met with multiple payors in key markets to strengthen relationships and to focus contracting objectives upon the Company's profitability and cash flow criteria. As contracts reach their respective renewal dates, the Company intends to base its decision to renew such contracts upon the previously mentioned criteria. The possibility exists that certain contracts will, nevertheless, not be renewed resulting in future revenue reductions. The Company continues to focus its marketing efforts on its core competencies on a local market basis to facilitate future internal revenue growth. While there will continue to be revenue from non-core services previously marketed, the Company anticipates these amounts will continue to decline and hopes to offset this decline with internally generated revenue growth within the core services from the results of its investment in additional marketing staff, geographic expansion of nursing services and related programs. The Company continues to refine its best practices methodology for assessing and improving branch office performance. In response to best practices findings to date, ongoing organizational changes are occurring. Additionally, the Company has invested significantly in its reimbursement organization by, among other things, hiring more experienced senior managers, increasing incentive compensation for billing and collection teams and improving its reporting and analysis capabilities.

  Although the Plan has delivered positive results to date and is expected to reduce future operating costs, stimulate future revenue growth and improve cash flow, there can be no assurance that the Company will be able to achieve the expected future results from the Plan without negatively impacting operations.

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

  The following table sets forth, for the periods indicated, the percentage of net revenue for continuing operations represented by the following items:

                                                          Year Ended
                                                         September 30,
                                                       ---------------------
                                                       2000    1999    1998
                                                       -----   -----   -----
   Net revenue........................................ 100.0%  100.0%  100.0%
   Operating salaries, wages and employee benefits....  46.0    48.4    49.4
   Other operating costs..............................  36.6    34.9    33.0
   Corporate, general and administrative..............   9.9     8.6     7.4
   Provision for doubtful accounts....................   3.4    10.1    10.3
   Depreciation and amortization......................   4.3     4.1     3.5
   Impairment of intangible assets....................    --    13.7      --
                                                       -----   -----   -----
   Operating loss.....................................  (0.2)  (19.8)   (3.6)
   Interest income....................................   0.3      --      --
   Interest expense...................................  (4.1)   (7.0)   (4.0)
   Loss on sale of business...........................    --    (0.5)     --
   Other income.......................................    --     0.3      --
                                                       -----   -----   -----
   Loss from continuing operations, before minority
    interest and income tax benefit...................  (4.0)  (27.0)   (7.6)
   Minority interest in loss of subsidiary............    --    (0.1)   (0.0)
                                                       -----   -----   -----
   Loss from continuing operations, before income tax
    benefit...........................................  (4.0)  (26.9)   (7.6)
   Income tax benefit.................................    --      --    (3.2)
                                                       -----   -----   -----
   Loss from continuing operations....................  (4.0)% (26.9)%  (4.4)%
                                                       =====   =====   =====

Fiscal 2000 Compared to Fiscal 1999

  Net revenue decreased $28.0 million, or 13%, to $186.4 million in fiscal 2000 from $214.4 million in fiscal 1999. The reduction in revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the Plan. Of the $28.0 million decrease in net revenue for fiscal 2000, pediatric health care net revenue accounted for $15.1 million, primarily attributable to the closure of select locations. Adult health care net revenue accounted for a decrease of $12.9 million for fiscal 2000, primarily as a result of the sale of the medical staffing business and the Company's continued shift away from adult nursing services. In fiscal 2000, the Company derived approximately 50% of its net revenue from commercial insurers and other private payors, 43% from Medicaid and 7% from Medicare.

  Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $18.0 million, or 17%, to $85.7 million in fiscal 2000 from $103.7 million in fiscal 1999. Labor costs have decreased across all services as a result of headcount reductions and reduced nursing services primarily attributable to the closure and sale of select nursing locations and an increase in unstaffed hours due to the nursing shortage in selected markets. However, due to the impact of the nursing shortage in selected markets, location scheduling efficiencies have declined resulting in higher overtime costs. As a percentage of net revenue, operating salaries, wages and employee benefits for fiscal 2000 decreased to 46% from 48% in fiscal 1999.

  Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs decreased $6.6 million, or 9%, to $68.2 million in fiscal 2000, from $74.8 million in fiscal 1999. As a percentage of net revenue, other operating costs for fiscal 2000, increased to 37% from 35% in fiscal 1999. The increase primarily relates to increased costs for infusion services and the impact of branch office fixed costs relative to the decline in net revenue in fiscal 2000 as compared to fiscal 1999.

  Corporate, general and administrative costs were essentially unchanged at $18.6 million in fiscal 2000, as compared to $18.5 million in fiscal 1999. As a percentage of net revenue, corporate, general and administrative costs for fiscal 2000, increased to 10% from 9% in fiscal 1999. The Company has chosen to selectively invest in key areas where improvements have a tangible impact on cash flow from operations. In addition, there are certain non-labor fixed costs necessary to sustain the Company's infrastructure. As the Company's Plan impacts future periods, certain of these costs have the potential to be reduced, though there can be no guarantees.

  Provision for doubtful accounts decreased $15.2 million, or 70%, to $6.4 million in fiscal 2000, from $21.6 million in fiscal 1999. The decrease was caused by improved cash collections throughout fiscal 2000 as a result of the Plan.

  Depreciation and amortization decreased $0.8 million, or 9%, to $8.0 million in fiscal 2000 from $8.8 million in fiscal 1999. As a percentage of the Company's net revenue, depreciation and amortization costs for fiscal 2000 increased slightly compared to fiscal 1999.

  Interest expense decreased $7.3 million, or 49%, to $7.6 million in fiscal 2000, from $14.9 million in fiscal 1999. The Company's average debt outstanding decreased $67.8 million as the amount outstanding under the Credit Agreement was paid down to zero on November 1, 1999 and the Company completed a series of transactions to repurchase $29.6 million of the $75.0 million Notes during fiscal 2000.

  Interest income increased $0.6 million in fiscal 2000. The Company invested its excess cash balances in highly liquid investments.

  For fiscal 2000, the Company had a current income tax expense of $2.7 million which was offset by the reduction of the valuation allowance related to the deferred tax asset resulting in zero income tax expense. The Company recorded a partial valuation allowance against the net deferred tax assets as of September 30, 2000. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies. Management concluded that the net deferred tax asset required a partial valuation allowance as of September 30, 2000.

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

  Provision for doubtful accounts decreased $1.4 million, or 6%, to $21.6 million in fiscal 1999, from $23.0 million in fiscal 1998. During fiscal 1999, the Company recorded provision levels consistent with current industry reimbursement conditions. Although the Company has experienced improved cash collections throughout fiscal 1999, these provision levels were deemed to be appropriate.

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

Liquidity and Capital Resources

  On November 1, 1999, the Company concluded the sale of the assets of its paramedical testing division to Hooper Holmes, Inc. A portion of the proceeds were used to pay down to zero all outstanding amounts under the Company's existing Credit Agreement. Simultaneous with the pay down, the Credit Agreement was further amended and restated (the "Amended and Restated Loan Security Agreement").

  Subject to the terms and conditions of the Amended and Restated Loan Security Agreement, the Lender shall make available a total credit facility of up to $30.0 million. At September 30, 2000, the calculated availability was $23.6 million. The total credit facility shall be comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit. As of the date of this Report, the Company has no outstanding borrowings under the Amended and Restated Loan Security Agreement and given its current cash position does not anticipate making any such borrowings in the near term.

  In connection with the Amended and Restated Loan Security Agreement, the Company incurred loan costs of approximately $0.3 million. These costs include amendment fees, legal and professional fees.

  During fiscal 2000, the Company completed a series of transactions to repurchase a total of $29.6 million of the $75.0 million Notes for $18.4 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of $10.3 million is reflected as an extraordinary item in the consolidated statements of operations.

  At September 30, 2000, total borrowings under the Notes were approximately $45.4 million.

  Overall cash collections from continuing operations decreased approximately $0.9 million or 2% during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Cash collections as a percentage of net revenue for the same three month periods were 109% and 101%, respectively. The organizational restructuring of the Company's reimbursement process continues and indications of progress to date are positive. While management anticipates that continued implementation of the Plan will achieve the desired results, there can be no assurance that this will result in the Company realizing operating improvements and improved cash flow.

  The Company's investments in property and equipment are attributable largely to purchases of medical equipment rented to patients and computer equipment. Capital expenditures for computer equipment and software development, have been substantially completed. The Company's investment in the acquisition of businesses was $15.2 million in fiscal 1998. No acquisitions were made in fiscal 2000 and fiscal 1999.

  Management currently believes that its cash on hand, internally generated funds and current availability under the Amended and Restated Loan Security Agreement will be more than adequate to satisfy the Company's working capital requirements for the foreseeable future.

Year 2000 Compliance

 Status of Year 2000 Performance

  The Company completed its Year 2000 preparations on time and there are no reportable significant problems as of the date of this Annual Report on Form 10-K. While it appears the Company's information systems correctly accommodated the Year 2000 date change, computer analysts have indicated that further Year 2000 problems may linger due to such factors as pay and billing cycle variations that may occur throughout the year.

 Importance of Third Party Exposure to the Year 2000

  Certain of the Company's systems interface directly with significant third party vendors and payors including federal Medicare and state Medicaid agencies. The Company also conducts business electronically with certain external parties, including some payors and vendors. To date no problems have arisen related to Year 2000; however, there can be no assurance that future problems will not arise. Management does not know at this time what impact Year 2000 compliance had or may continue to have on its payor and vendor sources and the impact, if any, on the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and supplemental schedule of the Company and the notes thereto as of September 30, 2000 and 1999, and for each of the three years in the period ended September 30, 2000, together with the independent auditors' report thereon are set forth on pages 33-55 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During the past two fiscal years and the period from October 1, 2000 to the date hereof, the Company has not changed its independent auditors, and there have been no reportable disagreements with the Company's auditors regarding accounting principles or practices or financial disclosure matters.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to the directors of the Company set forth under the captions "Proposal 1--Election of Directors--Nominees for Election as Directors at the 2001 Annual Meeting" and "Proposal 1--Election of Directors-- Continuing Directors of the Company" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders ("2001 Proxy Statement") is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Information regarding compliance by the directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption "Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information relating to management compensation set forth under the captions "Proposal 1--Election of Directors--Directors' Compensation and Attendance", "Executive Compensation" and "Stock Performance Graph" in the Company's 2001 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled "Executive Compensation--Report of the Compensation Committee of the Board of Directors on Executive Compensation" which specifically is not so incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons set forth under the caption "Stock Ownership" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and transactions between the Company and certain of its affiliates set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents Filed as Part of this Report.

    (1) Financial Statements

      The consolidated financial statements of the Company and the related report of independent auditors thereon which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

      . Consolidated Balance Sheets as of September 30, 2000 and 1999.

      . Consolidated Statements of Operations for the years ended
        September 30, 2000, 1999 and 1998.

      . Consolidated Statements of Stockholders' Equity for the years ended September 30, 2000, 1999 and 1998.

      . Consolidated Statements of Cash Flows for the years ended
        September 30, 2000, 1999 and 1998.

      . Notes to Consolidated Financial Statements.

    (2) Financial Statement Schedules

      The financial statement schedule referred to in Item 8 is described in the "Index to Financial Statement Schedules" included in this Report on page 54. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3) Exhibits

      The following exhibits are filed with this Report. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 310 Technology Parkway, Norcross, Georgia 30092-2929. There is a charge of $.50 per page to cover expenses for copying and mailing.

   10.9(o) Employment Agreement, dated September 27, 2000, between the Company and John M. Harrington, filed herewith.

   21      Subsidiaries of the Company, filed herewith.

   23.1    Consent of Independent Auditors, Ernst & Young LLP, filed herewith.

   25      Powers of Attorney, filed herewith.

   27      Financial Data Schedule, filed herewith.

  (b) Reports on Form 8-K

      On July 10, 2000, the Company filed a Current Report on Form 8-K announcing the appointment of John M. Harrington to the position of Chief Operating Officer.

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

      (f) Pediatric Services of America, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8(f) of the Company's Annual Report Form 10-K for the fiscal year ended September 30,
          1995).

      (k) Employment Agreement, dated May 1, 1999 between the Company and James M. McNeill, (incorporated by reference to Exhibit 10.9(k) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

      (m) Employment Agreement, dated October 1, 1999 between the Company and Joseph D. Sansone (incorporated by reference to Exhibit 10.9(m) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

      (n) Non-Qualified Deferred Compensation Plan, dated January 1, 2000, (incorporated by reference to Exhibit 10.9(n) to the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 1999).

      (o) Employment Agreement, dated September 27, 2000 between the Company and John M. Harrington, filed herewith.

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

                                          Pediatric Services of America, Inc.
                                          (Registrant)

                                                 /s/ Joseph D. Sansone
                                          By: _________________________________
                                                     Joseph D. Sansone
                                                  Chairman of the Board of
                                                         Directors,
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth on December 15, 2000.

             Signature                           Title                   Date
             ---------                           -----                   ----

     /s/ Joseph D. Sansone           Chairman of the Board of       December 15, 2000
____________________________________  Directors, President and
         Joseph D. Sansone            Chief Executive Officer
                                      (Principal Executive
                                      Officer)

      /s/ James M. McNeill           Senior Vice President, Chief   December 15, 2000
____________________________________  Financial Officer,
          James M. McNeill            Secretary and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)

                 *                   Director                       December 15, 2000
____________________________________
          Michael J. Finn

                 *                   Director                       December 15, 2000
____________________________________
         Adam O. Holzhauer

                 *                   Director                       December 15, 2000
____________________________________
          Robert P. Pinkas

                 *                   Director                       December 15, 2000
____________________________________
          Richard S. Smith


   /s/ James M. McNeill
*By: __________________________
       James M. McNeill
      (Attorney in Fact)

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      PEDIATRIC SERVICES OF AMERICA, INC.

                         INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets.................................................  34

Consolidated Statements of Operations.......................................  36

Consolidated Statements of Stockholders' Equity.............................  37

Consolidated Statements of Cash Flows.......................................  38

Notes to Consolidated Financial Statements..................................  39

Report of Independent Auditors..............................................  53

                      PEDIATRIC SERVICES OF AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents........................ $ 14,911,637  $  8,361,480
  Accounts receivable, less allowances for doubtful
   accounts of $7,628,000 and $14,649,000,
   respectively....................................   35,388,737    55,482,088
  Prepaid expenses.................................      656,163       666,497
  Income taxes receivable..........................          --        345,121
  Deferred income taxes............................    3,791,927           --
  Other current assets.............................    3,056,984     4,011,177
  Net current assets of discontinued operations....          --     25,191,638
                                                    ------------  ------------
Total current assets...............................   57,805,448    94,058,001

Property and equipment:
  Home care equipment held for rental..............   27,831,087    30,095,816
  Furniture and fixtures...........................   10,226,324     9,813,252
  Vehicles.........................................      750,480       804,773
  Leasehold improvements...........................    1,039,058     1,031,770
                                                    ------------  ------------
                                                      39,846,949    41,745,611
  Accumulated depreciation and amortization........  (27,998,818)  (25,070,830)
                                                    ------------  ------------
                                                      11,848,131    16,674,781
Other assets:
  Goodwill, less accumulated amortization of
   $7,386,000 and $5,159,000, respectively.........   33,932,965    36,160,122
  Certificates of need, less accumulated
   amortization of $404,000 and $302,000,
   respectively....................................      268,856       370,520
  Deferred financing fees, less accumulated
   amortization of $549,000 and $1,119,000,
   respectively....................................    1,419,264     2,719,460
  Noncompete agreements, less accumulated
   amortization of $1,084,000 and $1,032,000,
   respectively....................................       76,111        28,333
  Other............................................      241,976       367,083
  Non-current assets of discontinued operations....          --     27,252,843
                                                    ------------  ------------
                                                      35,939,172    66,898,361
                                                    ------------  ------------
Total assets....................................... $105,592,751  $177,631,143
                                                    ============  ============


                            See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                    CONSOLIDATED BALANCE SHEETS--(Continued)

                                                          September 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Accounts payable................................. $  5,476,809  $  9,126,255
  Accrued compensation.............................    5,513,140     9,116,023
  Income taxes.....................................      610,239           --
  Accrued insurance................................    5,001,839     4,601,629
  Other accrued liabilities........................    6,178,733     8,717,825
  Deferred revenue.................................      618,086       714,381
  Current maturities of long-term obligations to
   related parties.................................       50,000     1,141,479
  Current maturities of long-term obligations......       17,673        31,029
                                                    ------------  ------------
Total current liabilities..........................   23,466,519    33,448,621
Long-term obligations to related parties, net of
 current maturities................................       50,000        25,000
Long-term obligations, net of current maturities...   45,438,601   137,271,548
Deferred income taxes..............................    1,106,451           --

Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares
   authorized, no shares issued and outstanding....          --            --
  Common stock, $.01 par value, 80,000,000 shares
   authorized, 6,658,305 and 6,652,005 shares
   issued and outstanding in 2000 and 1999,
   respectively....................................       66,583        66,520
  Additional paid-in capital.......................   48,362,619    48,362,234
  Retained deficit.................................  (12,898,022)  (41,542,780)
                                                    ------------  ------------
Total stockholders' equity.........................   35,531,180     6,885,974
                                                    ------------  ------------
Total liabilities and stockholders' equity......... $105,592,751  $177,631,143
                                                    ============  ============


                            See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year ended September 30,
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
Net revenue ........................  $186,366,015  $214,352,919  $222,182,337
Costs and expenses:
  Operating salaries, wages and
   employee benefits................    85,661,494   103,687,280   109,720,240
  Other operating costs.............    68,205,250    74,785,239    73,338,718
  Corporate, general and
   administrative...................    18,550,647    18,508,667    16,369,904
  Provision for doubtful accounts...     6,381,840    21,587,031    22,963,191
  Depreciation and amortization.....     8,049,951     8,825,715     7,824,274
  Impairment of intangible assets...           --     29,464,420           --
                                      ------------  ------------  ------------
    Total costs and expenses........   186,849,182   256,858,352   230,216,327
                                      ------------  ------------  ------------
Operating loss......................      (483,167)  (42,505,433)   (8,033,990)
Interest income.....................       574,526           --            --
Interest expense....................    (7,608,516)  (14,912,330)   (8,955,976)
Loss on sale of business............           --     (1,040,852)          --
Other income........................        60,984       581,424           --
                                      ------------  ------------  ------------
Loss from continuing operations,
 before minority interest and income
 tax benefit........................    (7,456,173)  (57,877,191)  (16,989,966)
Minority interest in loss of
 subsidiary.........................           --        174,333        68,356
                                      ------------  ------------  ------------
Loss from continuing operations,
 before income tax benefit..........    (7,456,173)  (57,702,858)  (16,921,610)
Income tax benefit..................           --            --     (7,204,631)
                                      ------------  ------------  ------------
Loss from continuing operations.....    (7,456,173)  (57,702,858)   (9,716,979)

Discontinued operations:
Income from discontinued operations,
 net of tax.........................           --      2,580,818     3,424,779
Gain on disposal of discontinued
 operations.........................    25,801,833           --            --
                                      ------------  ------------  ------------
Income (loss) before extraordinary
 item...............................    18,345,660   (55,122,040)   (6,292,200)
Extraordinary item:
  Gain on early extinguishment of
   debt.............................    10,299,098           --            --
                                      ------------  ------------  ------------
Net income (loss)...................  $ 28,644,758  $(55,122,040) $ (6,292,200)
                                      ============  ============  ============
Basic and diluted net income (loss)
 per share data:
Loss from continuing operations.....  $      (1.12) $      (8.67) $      (1.41)
Income from discontinued operations,
 net of tax.........................           --           0.38          0.50
Gain on disposal of discontinued
 operations.........................          3.87           --            --
                                      ------------  ------------  ------------
Income (loss) before extraordinary
 item...............................          2.75         (8.29)        (0.91)
Extraordinary item:
  Gain on early extinguishment of
   debt.............................          1.55           --            --
                                      ------------  ------------  ------------
Net income (loss)...................  $       4.30  $      (8.29) $      (0.91)
                                      ============  ============  ============
Weighted average shares outstanding:
  Basic and diluted.................     6,655,330     6,652,212     6,910,760
                                      ============  ============  ============

                            See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Additional     Retained        Total
                              Common     Paid-in      Earnings    Stockholders'
                               Stock     Capital     (Deficit)       Equity
                              -------  -----------  ------------  -------------
Balances at October 1,
 1997.......................  $62,580  $41,746,450  $ 19,871,460  $ 61,680,490
16,899 shares of common
 stock issued through
 exercise of stock options..      169      154,577           --        154,746
872,136 shares of common
 stock issued in connection
 with the acquisition of
 businesses.................    8,721   18,131,284           --     18,140,005
495,050 shares of common
 stock repurchased and
 retired in connection with
 the acquisition of a
 business...................   (4,950)  (9,995,050)          --    (10,000,000)
Net loss(1).................      --           --     (6,292,200)   (6,292,200)
                              -------  -----------  ------------  ------------
Balances at September 30,
 1998.......................   66,520   50,037,261    13,579,260    63,683,041
1,190 shares of common stock
 issued through exercise of
 stock options..............       11        1,089           --          1,100
1,149 shares of common stock
 cancelled from escrow......      (11)          11           --            --
Stock price guarantee
 payments related to the
 acquisition of businesses..      --    (1,676,127)          --     (1,676,127)
Net loss(1).................      --           --    (55,122,040)  (55,122,040)
                              -------  -----------  ------------  ------------
Balances at September 30,
 1999.......................   66,520   48,362,234   (41,542,780)    6,885,974
6,300 shares of common stock
 issued through exercise of
 stock options..............       63          385           --            448
Net income(1)...............      --           --     28,644,758    28,644,758
                              -------  -----------  ------------  ------------
Balances at September 30,
 2000.......................  $66,583  $48,362,619  $(12,898,022) $ 35,531,180
                              =======  ===========  ============  ============

(1) Comprehensive net income (loss) is the same as reported net income (loss).



                            See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year ended September 30,
                                         --------------------------------------
                                            2000          1999         1998
                                         -----------  ------------  -----------
Operating activities
Loss from continuing operations........  $(7,456,173) $(57,702,858) $(9,716,979)
Adjustments to reconcile loss from
 continuing operations to net cash
 provided by (used in) operating
 activities:
  Depreciation and amortization........    8,049,951     8,825,715    7,824,274
  Impairment of intangible assets......          --     29,464,420          --
  Provision for doubtful accounts......    6,381,840    21,587,031   22,963,191
  Amortization of deferred financing
   fees................................      685,065       598,107      329,193
  Deferred income taxes................   (2,685,476)     (612,197)     359,362
  Minority interest in loss of
   subsidiary..........................          --       (174,333)     (68,356)
  Loss on sale of business.............          --      1,040,852          --
  Other loss (income)..................      602,906      (581,424)         --
  Changes in operating assets and
   liabilities, net of effects from
   acquisitions of and dispositions of
   businesses:
    Accounts receivable................   13,711,502    (7,521,222) (21,192,933)
    Prepaid expenses...................       10,334       (83,902)     (73,747)
    Other assets.......................      934,420       490,482     (799,622)
    Accounts payable...................   (3,649,446)   (2,474,027)   4,627,938
    Income taxes.......................      955,360     2,553,353   (4,018,000)
    Accrued liabilities................   (5,838,060)      280,519    9,203,670
                                         -----------  ------------  -----------
Net cash provided by (used in)
 operating activities of continuing
 operations............................   11,702,223    (4,309,484)   9,437,991
Net cash provided by (used in)
 operating activities of discontinued
 operations............................   (1,260,636)    7,982,521  (19,781,954)
                                         -----------  ------------  -----------
Net cash provided by (used in)
 operating activities..................   10,441,587     3,673,037  (10,343,963)
Investing activities
Purchases of property and equipment....   (1,348,413)   (2,810,695)  (7,710,232)
Acquisitions of businesses.............          --            --   (15,229,930)
Stock price guarantee..................          --     (1,676,127)         --
Proceeds from sale of discontinued
 operations............................   79,530,932           --           --
Proceeds from sale of business.........          --      1,972,083          --
Other, net.............................       48,136        30,194      (52,190)
                                         -----------  ------------  -----------
Net cash provided by (used in)
 investing activities of continuing
 operations............................   78,230,655    (2,484,545) (22,992,352)
Net cash used in investing activities
 of discontinued operations............      (23,982)   (1,148,045) (26,729,433)
                                         -----------  ------------  -----------
Net cash provided by (used in)
 investing activities..................   78,206,673    (3,632,590) (49,721,785)
Financing activities
Principal payments on long-term debt...  (81,847,906)   (9,557,103) (90,697,029)
Borrowings on long-term debt...........          --     16,500,000  154,500,000
Deferred financing fees................     (250,645)      (66,493)  (2,947,818)
Proceeds from exercise of stock
 options...............................          448         1,100      154,746
                                         -----------  ------------  -----------
Net cash provided by (used in)
 financing activities..................  (82,098,103)    6,877,504   61,009,899
                                         -----------  ------------  -----------
Increase in cash and cash equivalents..    6,550,157     6,917,951      944,151
Cash and cash equivalents at beginning
 of year...............................    8,361,480     1,443,529      499,378
                                         -----------  ------------  -----------
Cash and cash equivalents at end of
 year..................................  $14,911,637  $  8,361,480  $ 1,443,529
                                         ===========  ============  ===========
Supplemental disclosure of cash flow
 information
Cash paid for interest.................  $ 8,365,494  $ 15,263,695  $ 5,186,805
                                         ===========  ============  ===========

                            See accompanying notes.

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

 Discontinued Operations

  During the third quarter of fiscal 1999, the Company's Board of Directors approved management's plan to sell the Company's paramedical testing operations (see Note 2). As a result, the paramedical testing operations are reflected as a discontinued operation. The consolidated financial statements of the Company for all periods presented have been restated to reflect the discontinued operations.

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

 Accounts Receivable

  Accounts receivable include approximately $7.7 million and $10.5 million for which services have been rendered but the amounts were unbilled as of September 30, 2000 and September 30, 1999, respectively. Such unbilled amounts are primarily a result of the time required to obtain and reconcile information from field locations in order to process bills for services rendered.

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Summary of Significant Accounting Policies--continued

 Property and Equipment

  Property and equipment are stated at cost and are depreciated on the straight-line method over the related asset's estimated useful life, generally three to ten years.

 Other Assets

  Goodwill represents the excess of the purchase price of acquired businesses over the fair value of net assets acquired and is being amortized using the straight-line method over twenty years. The carrying value of goodwill is reviewed when facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill and related assets are reduced to their fair value.

  Certificates of need are certificates which allow the Company to provide home care services in the states of Maryland, the District of Columbia, North Carolina, New Jersey, Tennessee, Washington and Georgia. The certificates of need are being amortized over their useful lives which is generally twenty years.

  Financing fees incurred in connection with the Credit Agreement (see Note
4), and the issuance of the Senior Subordinated Notes, are being amortized using the straight-line method over their respective terms.

  The cost of non-compete agreements with former owners of acquired businesses are being amortized over the respective lives of each agreement which range from three to five years.

  Impairment of intangible assets was recorded during fiscal 1999. The impairment resulted in part from an assessment of the impact of disposing of certain non-core business locations and activities as defined in the Company's strategic plan formulated in the second quarter of fiscal 1999. Additionally, certain locations were negatively impacted by the cancellation of certain large contracts which impacted the future profitability of the locations. Finally, certain market conditions of fiscal 1999, as well as ongoing failure of the Company to meet management projections, declining gross margins, recurring location operating losses and slower than expected progress in improving certain locations' collections were identified by management as indicators of potential intangible asset impairment. Management conducted an evaluation of the carrying value of the Company's recorded intangible assets based on an estimate of future cash flows at each location. Management considered current and anticipated cash flows, industry conditions and recent changes in its business strategies and concluded that an impairment charge of $29.5 million, was appropriate. The charges include a write-off of $7.9 million in goodwill and $2.2 million in certificates of need associated with the specific locations closed in fiscal 1999 and an additional $19.4 million in goodwill related to changes within certain locations arising from the cancellation of certain contracts which impacted location profitability, the termination of certain non-core activities and the competitive conditions of certain local markets.

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

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Summary of Significant Accounting Policies--continued

 Net Revenue

  Net revenue represents the estimated net realizable amounts from patients, third-party payors and others for patient services rendered. Such revenue is recognized as the related services are performed. Approximately 50%, 43% and 41% of the Company's continuing operations net revenue for the years ended September 30, 2000, 1999 and 1998, respectively, were reimbursed under arrangements with Medicare and Medicaid. Certain equipment rentals are billed in advance of the Company rendering the related services. Such amounts are deferred in the balance sheet until the related services are performed.

 Advertising Costs

  Advertising costs are charged to expense in the period the costs are incurred. Advertising expense for continuing operations was approximately $601,000, $565,000 and $641,000 for the years ended September 30, 2000, 1999 and 1998, respectively. Advertising expense for discontinued operations was approximately $32,000, $195,000 and $155,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

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

 Impact of Recently Issued Accounting Standards

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. As a result, SAB 101 is not effective for the Company until fiscal 2001. The Company believes the adoption of SAB 101 will not be material to the operations and financial position of the Company.

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


Summary of Significant Accounting Policies--continued

 Reclassifications

  Certain amounts for prior periods have been reclassified to conform to the current year presentation.

2. Discontinued Operations

  During the third quarter of fiscal 1999, the Company's Board of Directors approved management's plan to sell the Company's paramedical testing operations. On November 1, 1999, the Company concluded the sale of the assets of its paramedical testing division to Hooper Holmes, Inc. During the first quarter of fiscal 2000, the Company recorded a gain of $24.3 million on the sale of this division, including the deferred operating losses of $10.6 million incurred between the measurement date and disposal date. During the third and fourth quarter of fiscal 2000 certain retained lease obligations, retention bonuses, salary accruals and estimated underwriter obligations were resolved at less than originally estimated amounts resulting in an additional gain of $1.5 million. The paramedical testing operations are reflected as a discontinued operation and the consolidated financial statements of the Company for all periods presented have been restated to reflect the discontinued operations. The operating results of the discontinued operations are summarized as follows:

                                                  Year Ended September 30,
                                             ----------------------------------
                                                2000       1999        1998
                                             ---------- ----------- -----------
   Net revenue.............................. $6,415,401 $79,006,452 $80,309,272
   Income before income tax expense.........        --    2,580,818   7,318,818
   Income tax expense.......................        --          --    3,894,039
                                             ---------- ----------- -----------
   Net income............................... $      --  $ 2,580,818 $ 3,424,779
                                             ========== =========== ===========

   Net income per share:
     Basic.................................. $      --  $      0.38 $      0.50
                                             ========== =========== ===========
     Diluted................................ $      --  $      0.38 $      0.50
                                             ========== =========== ===========

  Assets and liabilities of the discontinued operations have been reflected in the consolidated balance sheets as current or non-current based on the original classification of the accounts, except certain current liabilities are netted against current assets. The following is a summary of assets and liabilities of discontinued operations:

                                                                     September
                                                                     30, 1999
                                                                    -----------
   Cash............................................................ $   540,891
   Accounts receivable, net........................................  12,690,712
   Prepaid expenses................................................      29,004
   Other current assets............................................  12,471,031
                                                                    -----------
   Total current assets............................................  25,731,638
   Accrued compensation............................................     540,000
                                                                    -----------
   Net current assets of discontinued operations................... $25,191,638
                                                                    ===========
   Property, net................................................... $ 5,024,710
   Goodwill, net...................................................  22,173,319
   Other...........................................................      54,814
                                                                    -----------
   Non-current assets of discontinued operations................... $27,252,843
                                                                    ===========

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Discontinued Operations--continued

  Accounts receivable for discontinued operations include approximately $9.4 million for which services have been rendered but the amounts were unbilled as of September 30, 1999. Primarily such unbilled amounts result from the paramedical testing division's practice of billing one month in arrears. Certain liabilities were not assumed by Hooper Holmes, Inc. in the sale of the paramedical testing division. These include accounts payable and other accrued liabilities which totaled approximately $1.1 million at September 30, 2000.

3. Preferred Stock and Common Stock

  As of September 30, 2000, a total of 1,795,899 shares of Common Stock have been reserved for future issuance under the Company's stock option plans.

  Shares of Common Stock outstanding and related changes for the three years ended September 30, 2000 are as follows:

   Balances at October 1, 1997..................................... 6,257,979
     Exercise of stock options.....................................    16,899
     Shares issued in connection with the acquisition of
      businesses...................................................   872,136
     Shares repurchased and retired in connection with the
      acquisition of a business ...................................  (495,050)
                                                                    ---------
   Balances at September 30, 1998.................................. 6,651,964
     Exercise of stock options.....................................     1,190
     Shares cancelled from escrow..................................    (1,149)
                                                                    ---------
   Balances at September 30, 1999.................................. 6,652,005
     Exercise of stock options.....................................     6,300
                                                                    ---------
   Balances at September 30, 2000.................................. 6,658,305
                                                                    =========

4. Long-Term Borrowing Arrangements

  The Company's long-term obligations as of September 30, 2000 and 1999, consist of the following:

                                                         2000         1999
                                                      ----------- ------------
   Subordinated notes................................ $45,425,000 $ 75,000,000
   Note payable to bank..............................         --    62,240,000
   Related party notes payable.......................     100,000    1,166,479
   Other notes payable...............................      31,274       62,577
                                                      ----------- ------------
                                                       45,556,274  138,469,056
   Less current maturities of related party notes
    payable..........................................      50,000    1,141,479
   Less current maturities...........................      17,673       31,029
                                                      ----------- ------------
     Total long-term borrowing....................... $45,488,601 $137,296,548
                                                      =========== ============

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Long-Term Borrowing Arrangements--continued

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

  During fiscal 2000, the Company completed a series of transactions to repurchase a total of $29.6 million of the $75.0 million Notes for $18.4 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of $10.3 million is reflected as an extraordinary item in the consolidated statements of operations.

  At September 30, 2000, total borrowings under the Notes were approximately $45.4 million.

  Note payable to bank represents a revolving credit agreement ("Credit Agreement"). At September 30, 1999, the interest rate on borrowings under the Credit Agreement was 10.75% and outstanding borrowings were approximately $62.2 million. On November 1, 1999, a portion of the proceeds from the sale of the Company's paramedical testing division were used to pay down to zero all outstanding amounts under the Company's Credit Agreement.

  Simultaneous with the pay down of the existing Credit Agreement, the Company amended and restated the Credit Agreement (the "Amended and Restated Loan Security Agreement"). Subject to the terms and conditions of the Amended and Restated Loan Security Agreement, the Lender made available a total credit facility of up to $30.0 million for use by the Company and its subsidiaries from time to time during the term of the Amended and Restated Loan and Security Agreement. At September 30, 2000, the calculated availability was $23.6 million. The total credit facility is comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit (as defined therein). As of September 30, 2000, the Company had no outstanding borrowings under the Amended and Restated Loan Security Agreement.

  In connection with the Amended and Restated Loan Security Agreement, the Company incurred loan costs of approximately $0.3 million. These costs include amendment fees, legal and professional fees.

  The Company has entered into several related party notes payable and non-compete agreements with individuals in connection with the acquisition of businesses. These notes are payable in quarterly and annual installments and bear interest at 6.0%. The maturity dates vary but do not extend beyond October 2002.

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Long-Term Borrowing Arrangements--continued

  The aggregate amount of required principal payments during each of the next five fiscal years and thereafter on all long-term obligations as of September 30, 2000, is as follows:

      Year ending September 30,
        2001....................................................... $    67,673
        2002.......................................................      36,339
        2003.......................................................      27,262
        2004.......................................................         --
        2005 and thereafter........................................  45,425,000
                                                                    -----------
                                                                    $45,556,274
                                                                    ===========

5. Acquisitions and Dispositions

  The Company did not acquire any new businesses during fiscal 2000 and fiscal 1999.

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

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6. Leases

  The Company leases office space as well as certain automobiles and medical equipment under operating leases that expire at various dates through 2008. Rent expense for continuing operations approximated $5.4 million, $7.0 million and $4.1 million under these leases for the years ended September 30, 2000, 1999 and 1998, respectively. Rent expense for discontinued operations approximated $0.3 million, $2.9 million and $2.4 million for the years ended September 30, 2000, 1999 and 1998, respectively.

  At September 30, 2000, the future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year were as follows:

      Year ending September 30,
        2001...................................................... $  3,547,000
        2002......................................................    2,493,000
        2003......................................................    1,482,000
        2004......................................................      826,000
        2005 and thereafter.......................................    2,409,000
                                                                   ------------
                                                                   $ 10,757,000
                                                                   ============

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

  The Company's Stock Option Plan (the "Option Plan") provides for the granting of stock options covering up to 1,750,000 shares of Common Stock, of which 850,791 options have been granted to eligible participants as of September 30, 2000. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted only to those persons who are officers or employees of the Company or to certain outside consultants.

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

  Under the Company's Directors' Stock Option Plan, directors of the Company who are not officers or employees of the Company may receive stock options each year to purchase up to 6,000 shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Board of Directors' Compensation Committee has the authority and sole discretion to make grants of options under the Plan in addition to the annual grants described above. A total of 300,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors' Stock Option Plan of which 192,000 options have been granted to eligible participants as of September 30, 2000.

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Stock Option Plans--continued

  Pro forma information regarding net income and earnings per share is required by Statement 123, determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.84%, 5.92% and 4.18%, a dividend yield of 0.0%; volatility factors of the expected market price of the Company's Common Stock of 100%, 100% and 49.41% and a weighted-average expected life of the option of 4 years.

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

  For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows (in thousands, except for net income (loss) per share information):

                                                      2000     1999     1998
                                                     ------- --------  -------
   Pro forma net income (loss)...................... $28,497 $(55,299) $(7,194)
   Pro forma net income (loss) per share
     Basic.......................................... $  4.28 $  (8.31) $ (1.04)
     Diluted........................................ $  4.28 $  (8.31) $ (1.04)

  A summary of stock option activity is as follows:

                                                                     Weighted
                                                                     Average
                                                                  Exercise Price
                                                        Shares      per Share
                                                       ---------  --------------
   Outstanding at October 1, 1997.....................   711,863      $15.02
     Granted..........................................   384,000       20.52
     Exercised........................................   (16,899)       9.16
     Cancelled........................................  (304,972)      20.26
                                                       ---------      ------
   Outstanding at September 30, 1998..................   773,992       15.82
     Granted..........................................   342,500        2.44
     Exercised........................................    (1,190)       0.92
     Cancelled........................................   (69,505)      14.46
                                                       ---------      ------
   Outstanding at September 30, 1999.................. 1,045,797       11.54
     Granted..........................................   296,600        2.07
     Exercised........................................    (6,300)       0.07
     Cancelled........................................  (293,306)       9.96
                                                       ---------      ------
   Outstanding at September 30, 2000.................. 1,042,791      $ 9.36
                                                       =========      ======

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Stock Option Plans--continued

  At September 30, 2000, 1999 and 1998, options to acquire 609,439, 585,797 and 476,742 shares, respectively, were exercisable. The weighted average fair value of options granted in 2000, 1999 and 1998 was $1.48, $1.75 and $8.84, respectively.

  The following table summarizes the ranges of exercise prices and weighted average contractual lives for options outstanding and the weighted average exercise price for options exercisable as of September 30, 2000.

      Options Outstanding                            Options Exercisable
   -----------------------------Weighted Average ----------------------------
                                   Remaining       Options   Weighted Average
   Exercise Price   Outstanding Contractual Life Exercisable  Exercise Price
   --------------   ----------- ---------------- ----------- ----------------
   $0.071 - 0.714        9,334        0.5            9,334       $ 0.714
    0.715 - 1.625      151,492        8.6           70,867         1.615
    1.626 - 5.70       424,340        8.1          105,363         3.968
     5.71 - 10.26       40,000        3.8           40,000         8.928
    10.27 - 19.87      386,125        6.1          352,625        18.744
    19.88 - 25.00       31,500        6.3           31,250        22.858
                     ---------        ---          -------       -------
                     1,042,791        7.1          609,439       $13.488
                     =========        ===          =======       =======

8. Income Taxes

  The income tax expense (benefit) for the years ended September 30, 2000, 1999 and 1998 are summarized below:

                                           2000          1999         1998
                                       ------------  ------------  -----------
   Current:
     Federal.........................  $  1,182,955  $   (890,457) $(2,621,000)
     State...........................     1,502,521      (166,961)    (491,000)
                                       ------------  ------------  -----------
                                          2,685,476    (1,057,418)  (3,112,000)
   Deferred:
     Federal.........................    (2,261,453)      890,457     (167,165)
     State...........................      (424,023)      166,961      (31,427)
                                       ------------  ------------  -----------
                                        (2,685,476)     1,057,418     (198,592)
                                       ------------  ------------  -----------
   Net tax benefit...................  $        --   $        --   $(3,310,592)
                                       ============  ============  ===========
   Discontinued operations...........  $        --   $        --   $ 3,894,039
                                       ============  ============  ===========
   Continuing operations.............  $        --   $        --   $(7,204,631)
                                       ============  ============  ===========

  A reconciliation of the income tax benefit related to the statutory federal income tax rate is as follows:

                                           2000          1999         1998
                                       ------------  ------------  -----------
   Statutory rate of 34% applied to
    pre-tax income...................  $  9,739,218  $(18,741,432) $(3,264,949)
   State income taxes, net of federal
    tax benefit......................     1,117,146    (2,182,826)    (344,802)
   Amortization and impairment of
    intangible.......................       495,583     2,199,516      234,203
   Valuation allowance...............   (11,060,357)   18,346,172          --
   Discontinued operations...........           --            --    (3,894,039)
   Other, net........................      (291,590)      378,570       64,956
                                       ------------  ------------  -----------
                                       $        --   $        --   $(7,204,631)
                                       ============  ============  ===========

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Income Taxes--continued

  Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         2000        1999
                                                      ----------  -----------
   Allowance for doubtful accounts................... $2,898,742  $ 6,933,566
   Deferred losses on discontinued operations........        --    (3,918,349)
   Mark to market accounting for accounts
    receivable....................................... (1,889,066)  (3,542,667)
   Net operating loss carryforward and alternative
    minimum tax......................................    798,840   11,575,581
   Payroll related accruals..........................    542,000      768,602
   Insurance related accruals........................  1,900,699    1,748,619
   Property and equipment and intangibles............  5,380,525    4,179,755
   Other, net........................................    339,551      601,065
                                                      ----------  -----------
   Net deferred tax asset before valuation
    allowance........................................  9,971,291   18,346,172
   Valuation allowance............................... (7,285,815) (18,346,172)
                                                      ----------  -----------
   Net deferred tax asset............................ $2,685,476  $       --
                                                      ==========  ===========

  The Company recorded a partial valuation allowance against the net deferred tax assets as of September 30, 2000 and a full valuation against net deferred tax assets as of September 30, 1999. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies. Management concluded that the net deferred tax asset required a partial valuation allowance as of September 30, 2000.

  For fiscal 2000, the Company had a current income tax expense of $2.7 million which was offset by the reduction of the valuation allowance related to the deferred tax asset resulting in zero income tax expense.

  Under guidance issued by the Internal Revenue Service in December 1996, the Company made an election entitling it to mark its accounts receivable to market value for tax purposes. In fiscal 1998, the mark to market election for accounts receivable was repealed requiring the Company to recognize the related deferred tax liabilities evenly over the next four years.

  The Company has approximately $0.8 million of alternative minimum tax credits for income tax purposes available to offset future taxes due. Such credits do not expire and thus carryforward indefinitely.

  For the year ended September 30, 1999, the Company realized approximately $0.6 million of a net operating loss relating to a business acquired through a stock acquisition. This resulted in a reduction to the intangible asset and an increase in the deferred income taxes recorded at the date of the acquisition.

  Refunds from income taxes exceeded net taxes paid in the year ended September 30, 1999 and 1998. The Company received approximately $1.4 million in refunds during fiscal 2000. Taxes paid for the year ended September 30, 2000 was approximately $3.2 million.

9. Fair Values of Financial Instruments

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents--The carrying amounts reported in the balance sheets for cash approximate their fair value.

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Fair Values of Financial Instruments--continued

    Long and short-term debt--The carrying amounts of the Company's borrowings under its revolving credit agreements approximate their fair value. The fair values of the Company's long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's Notes as determined by quotations on the applicable exchange was approximately $31.8 million and $35.3 million at September 30, 2000 and 1999, respectively.

10. Employee Savings Plan

  The Company has a contributory savings plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code, covering all employees of the Company (except, among others, highly compensated employees as defined in the Plan, certain employees designated as part-time employees and employees deemed to be leased employees within the meaning of certain provisions of the
Code). The Company, at its discretion, may match 33% of employee contributions to a maximum of 6% of employee earnings each Plan year. Company contributions to the Plan were approximately $374,000, $387,000 and $320,000 for the years ended September 30, 2000, 1999 and 1998 respectively.

  In October 1997, the Company adopted the Pediatric Services of America, Inc. Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") for certain employees of the Company. The purpose of this plan is to provide the selected management or highly compensated personnel of the Company with the opportunity to defer amounts of their compensation which might not otherwise be deferrable under other Company plans, including the 401(k) Plan, and to receive the benefit of additions to their deferral, in the absence of certain restrictions and limitations in the Code. Participants elect the amount of pay they wish to defer up to the maximum percentage of compensation for the tier to which the employee is a member. Maximum deferrals range from 10% to 100% of compensation. The Company may contribute to the Plan an amount equal to a percentage of the amount each Participant contributes to the Plan. The Non-Qualified Plan is intended to be an un-funded plan for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Company contributions and voluntary compensation deferrals are held in a "Rabbi Trust" as that term is defined in Revenue Procedure 92-64, 1992-2 C.B. 422. Distributions of Plan contributions and earnings will be made upon termination of employment, disability, retirement or the financial hardship of the participant. In-service benefits are also available to participants. On March 22, 1999, the Company terminated the Plan and distributed Plan contributions to those employees who participated in the plan. As of January 1, 2000, the Company adopted a new Non-Qualified Deferred Compensation Plan with the same benefits as the Prior Plan. Company contributions to the Plans were approximately $72,000, $28,000 and $55,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

11. Commitments and Contingencies

  As of September 30, 2000, the Company's professional liability policy is on a claims-made basis. Should this claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured.

  The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings should not have a material adverse effect on the Company's consolidated financial position.

 Shareholder Litigation

  On March 11, 1999, a putative class action complaint was filed against the Company in the United States District Court for the Northern District of Georgia. The Company and certain of its then current officers and

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Commitments and Contingencies--continued

directors were named as defendants. To the Company's knowledge, no other putative class action complaints were filed within the 60-day time period provided for in the Private Securities Litigation Reform Act. The plaintiffs and their counsel were appointed lead plaintiffs and lead counsel, and an amended complaint was filed on or about July 22, 1999. In general, the plaintiffs allege that prior to the decline in the price of the Company's Common Stock on July 28, 1998, there were violations of the Federal Securities Laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures principally related to its reporting of accounts receivable and the allowance for doubtful accounts. The amended complaint purports to expand the class to include all persons who purchased the Company's Common Stock during the period from July 29, 1997 through and including July 29, 1998. On October 8, 1999, the Company and the individuals named as defendants moved to dismiss the amended complaint on both substantive and procedural grounds. On March 30, 2000, the Court denied the Company's motion to dismiss. On May 15, 2000, the Company and the individuals named as defendants filed their answer, denying liability.

   On October 15, 2000, the Company and the individuals named as Defendants filed a Brief in Opposition to Plaintiffs' Motion for Class Certification, which was filed in June, 2000. The Court has not yet ruled on that Motion. Discovery in the case is proceeding. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the Federal Securities Laws.

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

12. Basic and Diluted Net Income (Loss) Per Share

  Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). For fiscal 2000, 1999 and 1998, weighted average shares outstanding for continuing operations for basic and diluted computations are the same as the impact of common equivalent shares on earnings per share is anti-dilutive.

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


13. Quarterly Financial Data (Unaudited)

  Summarized quarterly financial data for 2000 and 1999 is as follows (in thousands, except per share data):

                                                       Quarter
                                          ------------------------------------
                                           First    Second    Third    Fourth
                                          -------  --------  -------  --------
   Fiscal 2000
   Net revenue..........................  $48,104  $ 47,401  $45,397  $ 45,464
   Operating income (loss)..............   (1,365)     (536)     333     1,085
   Loss from continuing operations
    before income tax expense
    (benefit)...........................   (4,332)   (2,244)    (974)       94
   Loss from continuing operations......   (4,332)   (2,244)    (974)       94
   Gain on disposal of discontinued
    operations..........................   24,314       --       407     1,081
   Gain on early extinguishment of
    debt................................      --        --    10,299       --
   Net income (loss)....................   19,982    (2,244)   9,732     1,175
   Net income (loss) per share:
     Basic..............................  $  3.00  $  (0.34) $  1.46  $   0.18
     Diluted............................  $  3.00  $  (0.34) $  1.46  $   0.17

                                                       Quarter
                                          ------------------------------------
                                           First    Second    Third    Fourth
                                          -------  --------  -------  --------
   Fiscal 1999(1)
   Net revenue..........................  $56,741  $ 54,870  $53,134  $ 49,608
   Operating income (loss)..............    1,577   (26,866)  (3,197)  (14,019)
   Income (loss) from continuing
    operations before income tax expense
    (benefit)...........................   (1,473)  (30,613)  (8,372)  (17,245)
   Income (loss) from continuing
    operations..........................     (999)  (29,428)  (8,372)  (18,904)
   Income (loss) from discontinued
    operations net of taxes.............    1,107       628     (260)    1,106
   Net income (loss)....................      108   (28,800)  (8,632)  (17,798)
   Net income (loss) per share:
     Basic..............................  $  0.02  $  (4.33) $ (1.30) $  (2.68)
     Diluted............................  $  0.02  $  (4.33) $ (1.30) $  (2.68)

(1) Results of Operations in the second and fourth quarters include charges related to impairment of goodwill of $21.0 million and $8.5 million, respectively.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Pediatric Services of America, Inc.

  We have audited the accompanying consolidated balance sheets of Pediatric Services of America, Inc. ("PSA") as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the index at
Item 14. These financial statements and schedule are the responsibility of PSA's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PSA at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
November 17, 2000

                      PEDIATRIC SERVICES OF AMERICA, INC.

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedules

  Schedules numbered in accordance with Rule 5.04 of Regulation S-X

    II Valuation and Qualifying Accounts.......................... 55

  All schedules except Schedule II have been omitted because the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant, or the schedules are not applicable.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              PEDIATRIC SERVICES OF AMERICA, INC. AND SUBSIDIARY

         COL. A             COL. B            COL. C                   COL. D         COL. E
         ------           ----------- --------------------------     -----------    -----------
                                             Additions
                                      --------------------------
                          Balance at  Charged to     Charged to                     Balance at
                           Beginning   Costs and        Other                         End of
      Descriptions         of Period   Expenses       Accounts       Deductions       Period
      ------------        ----------- -----------    -----------     -----------    -----------
Year ended September 30,
 1998:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts.............  $10,036,000 $22,963,000    $ 2,114,000(2)  $21,105,000(1) $14,008,000
                          =========== ===========    ===========     ===========    ===========
Year ended September 30,
 1999:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts.............  $14,008,000 $21,587,000    $(1,215,000)(3) $19,731,000(1) $14,649,000
  Valuation allowance
   for net deferred tax
   assets...............  $       --  $18,346,000(4) $       --      $       --     $18,346,000
                          =========== ===========    ===========     ===========    ===========
Year ended September 30,
 2000:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts.............  $14,649,000 $ 6,382,000    $       --      $13,403,000(1) $ 7,628,000
  Valuation allowance
   for net deferred tax
   assets...............  $18,346,000 $       --     $       --      $11,060,000(5) $ 7,286,000
                          =========== ===========    ===========     ===========    ===========

(1) Uncollectible accounts written off, net of recoveries.

(2) Allowance for doubtful accounts acquired in connection with the purchases of Pediatric Physical Therapy, Inc., Intra-Care, Inc., Cyber Home Medical Equipment Corp., Inc., Texas Air Supply Home Medical Equipment, Inc., Pediatric Nursing Services, Inc., Strictly Pediatrics, L.L.C., Transworld Home Health Care--Nursing Division, Inc., Kid's Nurses, Inc., Kid's Nurses, Inc, and Medical Equipment and Supply, Inc.

(3) Allowance for doubtful accounts charged off in connection with the sale of the Company's medical staffing business and an equipment location.

(4) Valuation allowance was recorded against the $18,346,000 net deferred tax asset.

(5) Decrease in the valuation allowance was due to the reduction in net deferred tax assets and a partial valuation allowance recorded as of September 30, 2000.

                               INDEX TO EXHIBITS

 Exhibits
 --------
          The following exhibits are filed with this report. The Company will furnish any exhibit upon request to Pediatric Services of America,
          Inc., 310 Technology Parkway, Norcross, Georgia 30092-2929. There is
          a charge of $.50 per page to cover expenses for copying and mailing.

 10.9(o) Employment Agreement, dated September 27, 2000 between the Company and John M. Harrington

 21       Subsidiaries of the Company

 23.1     Consent of Independent Auditors, Ernst & Young LLP

 25       Powers of Attorney

 27       Financial Data Schedule