Form 10-Q
period 2000-12-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2001-02-02
CIK 893430

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

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

                               Yes [X]    No [_]

As of February 1, 2001, the Registrant had 6,658,680 shares of Common Stock, $0.01 Par Value, outstanding.

--------------------------------------------------------------------------------
                                  Page 1 of 26
                          Index of Exhibits on page 17

                                   FORM 10-Q
                      PEDIATRIC SERVICES OF AMERICA, INC.


                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I    FINANCIAL INFORMATION

ITEM 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of
                 December 31, 2000 and September 30, 2000...................   3

          Condensed Consolidated Statements of Operations for
                 the three months ended December 31, 2000 and 1999..........   5

          Condensed Consolidated Statements of Cash Flows for
                 the three months ended December 31, 2000 and 1999..........   6

          Notes to Condensed Consolidated Financial
                 Statements.................................................   7

ITEM 2:   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................  10

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk........  14

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings.................................................  14

ITEM 6:   Exhibits and Reports on Form 8-K..................................  15

          Signatures........................................................  16

          Index of Exhibits.................................................  17

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                      PEDIATRIC SERVICES OF AMERICA, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                      December 31,     September 30,
                                                                         2000              2000
                                                                      ------------     -------------
                                                                      (Unaudited)
Assets
Current assets:
    Cash and cash equivalents....................................     $ 13,694         $ 14,912
    Accounts receivable, less allowances for doubtful
      accounts of $8,055 and $7,628, respectively................       34,262           35,389
    Prepaid expenses.............................................          834              656
    Deferred income taxes........................................        1,069            3,792
    Other current assets.........................................        3,421            3,057
                                                                      --------         --------
Total current assets.............................................       53,280           57,806

Property and equipment:
    Home care equipment held for rental..........................       27,667           27,831
    Furniture and fixtures.......................................       10,327           10,226
    Vehicles.....................................................          729              751
    Leasehold improvements.......................................        1,045            1,039
                                                                      --------         --------
                                                                        39,768           39,847
    Accumulated depreciation and amortization....................      (28,958)         (27,999)
                                                                      --------         --------
                                                                        10,810           11,848
Other assets:
    Goodwill, less accumulated amortization of
      $7,943 and $7,386, respectively...........................        33,376           33,933
    Certificates of need, less accumulated amortization of
      $430 and $404, respectively...............................           243              269
    Deferred financing fees, less accumulated
      amortization of $628 and $549, respectively...............         1,340            1,419
    Non-compete agreements, less accumulated amortization of
      $1,091 and $1,084, respectively...........................            69               76
    Deferred income taxes.......................................         1,747                -
    Other.......................................................           225              242
                                                                      --------         --------
                                                                        37,000           35,939
                                                                      --------         --------
Total assets....................................................      $101,090         $105,593
                                                                      ========         ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS--(Continued)
                                (In thousands)

                                                                                     December 31,     September 30,
                                                                                         2000            2000
                                                                                    --------------   ---------------
                                                                                      (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable...............................................................       $  4,746          $  5,477
 Accrued compensation...........................................................          3,884             5,513
 Income taxes...................................................................            434               610
 Accrued insurance..............................................................          5,093             5,002
 Other accrued liabilities......................................................          5,144             6,179
 Deferred revenue...............................................................            568               618
 Current maturities of long-term obligations to related parties.................             25                50
 Current maturities of long-term obligations....................................             17                18
                                                                                       --------          --------
Total current liabilities.......................................................         19,911            23,467


Long-term obligations to related parties, net of current
 maturities.....................................................................             25                50
Long-term obligations, net of current maturities................................         45,436            45,439
Deferred income taxes...........................................................              -             1,106

Stockholders' equity:
 Preferred stock, $.01 par value, 2,000 shares
   authorized, no shares issued and outstanding.................................              -                 -
 Common stock, $.01 par value, 80,000 shares
   authorized, 6,659 and 6,658 shares issued and outstanding at December 31,
   2000 and September 30, 2000, respectively....................................             67                67
 Additional paid-in capital.....................................................         48,363            48,362
 Retained deficit...............................................................        (12,712)          (12,898)
                                                                                       --------          --------
Total stockholders' equity......................................................         35,718            35,531
                                                                                       --------          --------
Total liabilities and stockholders' equity......................................       $101,090          $105,593
                                                                                       ========          ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                           2000                   1999
                                                                                         -------                -------
                                                                                                  (Unaudited)
Net revenue................................................................              $45,561                $48,104
Costs and expenses:
 Operating salaries, wages and employee benefits...........................               20,650                 22,658
 Other operating costs.....................................................               16,414                 17,651
 Corporate, general and administrative.....................................                4,453                  4,752
 Provision for doubtful accounts...........................................                  958                  2,344
 Depreciation and amortization.............................................                1,899                  2,064
                                                                                         -------                -------
         Total costs and expenses..........................................               44,374                 49,469
                                                                                         -------                -------
Operating income (loss)....................................................                1,187                 (1,365)
Interest income............................................................                 (220)                     -
Interest expense...........................................................                1,221                  2,967
                                                                                         -------                -------
Income (loss) from continuing operations...................................                  186                 (4,332)

Discontinued operations
Gain on disposal of discontinued operations................................                    -                 24,314
                                                                                         -------                -------
Net income.................................................................              $   186                $19,982
                                                                                         =======                =======

Basic net income per share data:
Income (loss) from continuing operations...................................              $  0.03                $ (0.65)
Gain on disposal of discontinued operations................................                    -                   3.65
                                                                                         -------                -------
Net income.................................................................              $  0.03                $  3.00
                                                                                         =======                =======

Diluted net income per share data:
Income (loss) from continuing operations...................................              $  0.03                $ (0.65)
Gain on disposal of discontinued operations................................                    -                   3.65
                                                                                         -------                -------
Net income.................................................................              $  0.03                $  3.00
                                                                                         =======                =======

Weighted average shares outstanding:
Basic......................................................................                6,659                  6,652
                                                                                         =======                =======
Diluted....................................................................                6,892                  6,652
                                                                                         =======                =======

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                   Three Months Ended December 31,
                                                                                      2000               1999
                                                                                    -------            --------
                                                                                            (Unaudited)
Operating activities
Income (loss) from continuing operations..............................              $   186            $ (4,332)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
  Depreciation and amortization.......................................                1,899               2,064
  Provision for doubtful accounts.....................................                  958               2,344
  Amortization of deferred financing fees.............................                   79                 412
  Deferred income taxes...............................................                 (130)                  -
  Changes in operating assets and liabilities:
    Accounts receivable...............................................                  169               3,230
    Prepaid expenses..................................................                 (178)                (31)
    Other assets......................................................                 (369)             (1,626)
    Accounts payable..................................................                 (731)             (1,906)
    Income taxes......................................................                 (176)                 (5)
    Accrued liabilities...............................................               (2,623)             (4,582)
                                                                                    -------            --------
Net cash used in operating activities of continuing
 operations...........................................................                 (916)             (4,432)
Net cash used in operating activities of discontinued
 operations...........................................................                    -              (1,087)
                                                                                    -------            --------
Net cash used in operating activities.................................                 (916)             (5,519)
Investing activities
Purchases of property and equipment...................................                 (249)               (255)
Proceeds from sale of division........................................                    -              77,869
Other, net............................................................                    -                  64
                                                                                    -------            --------
Net cash (used in) provided by investing activities of continuing                      (249)             77,678
 operations...........................................................
Net cash used in investing activities of discontinued operations......                    -                 (24)
                                                                                    -------            --------
Net cash (used in) provided by investing activities...................                 (249)             77,654
Financing activities
Principal payments on long-term debt..................................                  (54)            (63,247)
Deferred financing fees...............................................                    -                (205)
Proceeds from exercise of stock options...............................                    1                   -
                                                                                    -------            --------
Net cash used in financing activities.................................                  (53)            (63,452)
                                                                                    -------            --------
(Decrease) increase in cash and cash equivalents......................               (1,218)              8,683
Cash and cash equivalents at beginning of period......................               14,912               8,361
                                                                                    -------            --------
Cash and cash equivalents at end of period............................              $13,694            $ 17,044
                                                                                    =======            ========
Supplemental disclosure of cash flow information
Cash paid for interest................................................              $ 2,350            $  4,446
                                                                                    =======            ========
Cash paid for taxes...................................................              $   358            $     12
                                                                                    =======            ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2001. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 2000 Annual Report.

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

4.   Accounts Receivable

     Accounts receivable include approximately $7.8 million and $7.7 million for which services have been rendered but the amounts were unbilled as of December 31, 2000 and September 30, 2000, respectively. Such unbilled amounts are primarily a result of the time required to obtain and reconcile information from field locations in order to process bills for services rendered.

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

     Certain liabilities were not assumed by Hooper Holmes, Inc. in the sale of the paramedical testing division. These liabilities include accounts payable, additional accrued compensation and other accrued liabilities which totaled approximately $1.0 million at December 31, 2000.

8.   Income Taxes

     The Company has recorded a partial valuation allowance against the net deferred tax assets as of December 31, 2000 and September 30, 2000. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies.

     In the three months ended December 31, 2000, the Company had a current income tax expense of $0.2 million which was offset by the reduction of the valuation allowance related to the net deferred tax asset resulting in zero income tax expense.

                      PEDIATRIC SERVICES OF AMERICA, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)


9.   Long-Term Borrowing Arrangements

     Subject to the terms and conditions of the Amended and Restated Loan Security Agreement, the Lender made available a total credit facility of up to $30.0 million. At December 31, 2000, the calculated availability was $24.0 million. The total credit facility is comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit. As of December 31, 2000, the Company had no outstanding borrowings under the Amended and Restated Loan Security Agreement.

10.  Basic and Diluted Net Income Per Share

     Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). The dilutive effect of the weighted average options included in the diluted earnings per share is 232,872 for the three months ended December 31, 2000. For the three months ended December 31, 1999, weighted average shares outstanding for continuing operations for basic and diluted computations are the same since the impact of common equivalent shares on earnings per share is anti-dilutive.

11.  Subsequent Event

     On January 31, 2001, the Company completed a transaction to repurchase a total of $10.0 million of the $45.4 million 10% Senior Subordinated Notes due 2008 for $7.1 million cash plus accrued interest. The pre-tax gain (net of the write-off of the related deferred financing fees) of $2.7 million will be reflected as an extraordinary item in the condensed consolidated statements of operations for the three and six months ending March 31, 2001.

                      PEDIATRIC SERVICES OF AMERICA, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the "Company"). When used in this Form 10-Q, the words "may," "could," "should," "would," "believe," "feel," "expects," "anticipate," "estimate," "intend," "plan" and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described hereunder and those discussed in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company's ability to collect for equipment sold or rented, assimilate and manage previously acquired field operations, collect accounts receivable, including receivables related to acquired businesses and receivables under appeal, hire and retain qualified personnel and comply with and respond to billing requirements issues, including those related to the Company's billing and collection system could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included in this quarterly report.

Recent Developments

   During the first quarter of fiscal year 2001, the Company continued its Plan of leveraging its opportunities in its core competencies. The pediatric revenue as a percentage of total revenue continues to increase as the Company continues to focus upon its competitive advantages. The Company expects that its ongoing investment in sales and marketing resources will produce the future revenue growth in these core competencies. The Company continues to meet its cash collection targets which has enabled it to repurchase on January 31, 2001, $10 million of its Senior Subordinated Notes for approximately $7.1 million, plus accrued interest. In addition, the Company has been aggressively working with multiple governmental payors in an effort to increase rates for our core products and services.

   The Company is also aware that proposed legislative reductions in average wholesale pricing (AWP) in respiratory medications and other pharmaceuticals, if enacted, may have an adverse effect on profitability. In addition, the Health Care Financing Administration's ("HCFA") use of inherent reasonableness to further reduce Medicare pricing for HME and an expansion of HCFA's competitive bidding projects may also have an adverse effect on the Company, to the extent that it provides Medicare services to patients in those areas involved.

   The Company continues to be impacted by high levels of unstaffed nursing hours. In response, the Company has hired full time nurse recruiting specialists in an attempt to provide centralized support and direction for local recruiting initiatives. In addition, the Company adopted a modified benefit program for selected full time nursing positions and made selected wage rate increases where appropriate.

   Although the Company has delivered positive results to date, there can be no assurance that the Company will be able to achieve the expected future results from the Plan without negatively impacting operations.

   On December 21, 2000, the Company executed an Amendment to its Shareholder Rights Agreement, dated September 22, 1998 (the "Amendment"), which enables an institutional investor, the D3 Family Fund, L.P. (the "Fund") to acquire 15% or more, but less than 20% of the Company's Common Stock. In addition, the Fund agreed to a Standstill Agreement that, among other things, requires the Fund not to acquire any additional securities of the Company for a period of 2 years and gives the Company the right of first refusal on shares to be sold or transferred by the Fund. The foregoing is not a complete description of the terms of the Amendment and the Standstill Agreement, and is subject to and qualified in its entirety by reference to the Amendment and the Standstill Agreement, copies of which are filed as Exhibit 2.4 and 10.22, respectively, to this Quarterly Report.

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

The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of continuing operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the comparative prior period:

                                                                                                   Period-to-Period
                                                                      Percentage of                   Percentage
                                                                       Net Revenue               Increase (Decrease)
                                                                       -----------               -------------------
                                                                       Three Months                  Three Months
                                                                          Ended                         Ended
                                                                       December 31,                  December 31,
                                                                       ------------                  ------------
                                                                   2000            1999                 2000
                                                                  -----           -----                 ----
Net revenue...........................................            100.0%          100.0%                 (5)%
Operating salaries, wages and employee benefits.......             45.3            47.1                  (9)
Other operating costs.................................             36.0            36.7                  (7)
Corporate, general and administrative.................              9.8             9.9                  (6)
Provision for doubtful accounts.......................              2.1             4.9                 (59)
Depreciation and amortization.........................              4.1             4.3                  (8)
                                                                  -----           -----                ----
Operating income (loss)...............................              2.7            (2.9)               (187)
Interest income.......................................              0.5               -                 100
Interest expense......................................              2.7             6.2                 (59)
                                                                  -----           -----                ----
Net income (loss) from continuing operations..........              0.5%           (9.1)%               (99)%
                                                                  =====           =====                ====

The following table sets forth for the periods indicated the net revenue breakdown by service: (in thousands)

                                                                                            Three Months
                                                                                                Ended
                                                                                             December 31,
                                                                                        2000             1999
                                                                                      -------          -------
Pediatric Home Health Care
  Nursing......................................................................       $21,204          $20,972
  Respiratory Therapy Equipment................................................         3,711            4,781
  Home Medical Equipment.......................................................           332              514
  Pharmacy and Other...........................................................         9,924            8,526
                                                                                      -------          -------
       Total Pediatric Home Health Care........................................        35,171           34,793
                                                                                      -------          -------

Adult Home Health Care:
  Nursing......................................................................         2,820            2,947
  Respiratory Therapy Equipment................................................         3,980            4,865
  Home Medical Equipment.......................................................           708            1,224
  Pharmacy and Other...........................................................         2,882            4,275
                                                                                      -------          -------
       Total Adult Home Health Care............................................        10,390           13,311
                                                                                      -------          -------
       Total Net Revenue.......................................................       $45,561          $48,104
                                                                                      =======          =======

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

  Net revenue decreased $2.5 million, or 5%, to $45.6 million in the three months ended December 31, 2000 from $48.1 million in the three months ended December 31, 1999. The reduction in revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the Plan. Pediatric health care net revenue increased slightly by $0.4 million. Adult health care net revenue decreased $2.9 million for the three months ended December 31, 2000, primarily as a result of the reduction in non-core services
to the pharmacy and respiratory therapy/home medical equipment patients.   In
the three months ended December 31, 2000, the Company derived approximately 48% of its net revenue from commercial insurers and other private payors, 45% from Medicaid and 7% from Medicare.

  Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $2.0 million, or 9%, to $20.7 million in the three months ended December 31, 2000 from $22.7 million in the three months ended December 31, 1999. Labor costs have decreased across all services primarily as a result of headcount reductions. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended December 31, 2000 decreased to 45% from 47% for the three months ended December 31, 1999.

  Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs decreased $1.3 million, or 7%, to $16.4 million in the three months ended December 31, 2000, from $17.7 million in the three months ended December 31, 1999. As a percentage of net revenue, other operating costs for the three months ended December 31, 2000 decreased to 36% from 37% for the three months ended December 31, 1999.

  Corporate, general and administrative costs decreased $0.3 million, or 6%, to $4.4 million in the three months ended December 31, 2000, from $4.7 million in the three months ended December 31, 1999. As a percentage of net revenue, corporate, general and administrative costs for the three months ended December 31, 2000, decreased slightly compared to the three months ended December 31, 1999.

  Provision for doubtful accounts decreased $1.3 million, or 59%, to $1.0 million in the three months ended December 31, 2000, from $2.3 million in the three months ended December 31, 1999. Cash collections as a percentage of net revenue were 100% and 104% for the three months ended December 31, 2000 and 1999, respectively. The Company continues to experience strong cash collections and these provision levels were deemed to be appropriate.

  Depreciation and amortization decreased $0.2 million, or 8%, to $1.9 million in the three months ended December 31, 2000 from $2.1 million in the three months ended December 31, 1999. As a percentage of the Company's net revenue, depreciation and amortization costs for the three months ended December 31, 2000 decreased slightly compared to the three months ended December 31, 1999.

  Interest expense decreased $1.8 million, or 59%, to $1.2 million in the three months ended December 31, 2000, from $3.0 million in the three months ended December 31, 1999. The Company's average debt outstanding decreased $51.9 million as the amount outstanding under the Credit Agreement was paid down to zero on November 1, 1999 and the Company completed a series of transactions to repurchase $29.6 million of the $75.0 million Notes during the three months ended June 30, 2000.

  Interest income increased $0.2 million in the three months ended December 31, 2000. The Company invested its excess cash balances in highly liquid investments.

Liquidity and Capital Resources

  Subject to the terms and conditions of the Amended and Restated Loan Security Agreement, the Lender shall make available a total credit facility of up to $30.0 million. At December 31, 2000, the calculated availability was $24.0 million. The total credit facility shall be comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit. As of the date of this Report, the Company has no outstanding borrowings under the Amended and Restated Loan Security Agreement.

  At December 31, 2000, total borrowings under the 10% Senior Subordinated Notes due 2008 (the "Notes") were approximately $45.4 million. On January 31, 2001, the Company completed a transaction to repurchase a total of $10.0 million of the Notes for $7.1 million cash plus accrued interest. The pre-tax gain (net of the write-off of the related deferred financing fees) of $2.7 million will be reflected as an extraordinary item in the condensed consolidated statements of operations for the three and six months ended March 31, 2001.

  Cash collections as a percentage of net revenue for the three months ended December 31, 2000 and 1999 were 100% and 104%, respectively. The organizational restructuring of the Company's reimbursement process continues and indications of progress to date are positive. While management anticipates that continued implementation of the Plan will achieve the desired results, there can be no assurance that this will result in the Company realizing operating improvements and improved cash flow.

  The Company's investments in property and equipment are attributable largely to purchases of medical equipment rented to patients and computer equipment. Capital expenditures for computer equipment and software development, have been substantially completed.

  Management currently believes that its liquidity position will be more than adequate to satisfy the Company's working capital requirements for the foreseeable future.

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

         2.4 First Amendment to Rights Agreement, dated December 21, 2000, by and between Mellon Investor Services, LLC and the Company, filed herewith.

         10.22 Standstill Agreement dated December 21, 2000, by and among Pediatric Services of America, Inc., the D3 Family Fund, L.P., Haredale, Ltd., and David Nierenberg, filed herewith.

         27     Financial Data Schedule

         99.1 Press Release, dated December 21, 2000, announcing the Board of Directors' approval of the Waiver to the Rights Agreement, filed herewith.

         99.2 Press Release, dated January 31, 2001, announcing the repurchase by the Company of an additional $10 million of its 10% Senior Subordinated Notes due 2008.

  (b)    Reports on Form 8-K
         -------------------

         The Company did not file a Current Report on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEDIATRIC SERVICES OF AMERICA, INC.
                                              (Registrant)



Date: February 2, 2001        By:   /s/ James M. McNeill
                                    ----------------------
                                    James M. McNeill
                                    Senior Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Duly authorized officer and
                                    Principal Financial Officer)

                               INDEX OF EXHIBITS

                                                        Page
                                                         No.
                                                         ---
Exhibit 2.4.   First Amendment to Rights Agreement.....    18

Exhibit 10.22. Standstill Agreement....................    20

Exhibit 27.    Financial Data Schedule.................    24

Exhibit 99.1.  Press Release...........................    25

Exhibit 99.2.  Press Release...........................    26