Form 10-Q
period 2001-03-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2001-05-11
CIK 893430

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                         Yes [X]    No [ ]

As of May 4, 2001, the Registrant had 6,688,132 shares of Common Stock, $0.01 Par Value, outstanding.

--------------------------------------------------------------------------------

                                   FORM 10-Q
                      PEDIATRIC SERVICES OF AMERICA, INC.


                                     INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I    FINANCIAL INFORMATION

ITEM 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2001
             and September 30, 2000.......................................  3

          Condensed Consolidated Statements of Operations for
             the three and six months ended March 31, 2001 and 2000.......  5

          Condensed Consolidated Statements of Cash Flows for the three and six months ended March 31, 2001 and 2000.................  6

          Notes to Condensed Consolidated Financial Statements............  7

ITEM 2:   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  10

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk......  14


PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings...............................................  15

ITEM 4:   Submission of Matters to a Vote of Security Holders.............  16

ITEM 6:   Exhibits and Reports on Form 8-K................................  16

          Signatures......................................................  17

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       PEDIATRIC SERVICES OF AMERICA, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              March 31,       September 30,
                                                                2001               2000
                                                             ---------       -------------
                                                            (Unaudited)
Assets
Current assets:
  Cash and cash equivalents...............................  $ 10,721           $ 14,912
  Accounts receivable, less allowances for doubtful
    accounts of $ 6,353 and $7,628, respectively..........    32,518             35,389
  Prepaid expenses........................................       962                656
  Deferred income taxes...................................     1,558              3,792
  Other current assets....................................     3,380              3,057
                                                            --------           --------
Total current assets......................................    49,139             57,806

Property and equipment:
  Home care equipment held for rental.....................    27,961             27,831
  Furniture and fixtures..................................    10,407             10,226
  Vehicles................................................       732                751
  Leasehold improvements..................................     1,103              1,039
                                                            --------           --------
                                                              40,203             39,847
  Accumulated depreciation and amortization...............   (30,147)           (27,999)
                                                            --------           --------
                                                              10,056             11,848
Other assets:
  Goodwill, less accumulated amortization of
    $8,500 and $7,386, respectively.......................    32,819             33,933
  Certificates of need, less accumulated amortization of
    $455 and $404, respectively...........................       218                269
  Deferred financing fees, less accumulated
    amortization of $574 and $549, respectively...........       940              1,419
  Non-compete agreements, less accumulated amortization of
    $1,097 and $1,084, respectively.......................        63                 76
  Deferred income taxes...................................     2,207                  -
  Other...................................................       291                242
                                                            --------           --------
                                                              36,538             35,939
                                                            --------           --------
Total assets..............................................  $ 95,733           $105,593
                                                            ========           ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS--(Continued)
                                 (In thousands)

                                                                                      March 31,        September 30,
                                                                                        2001               2000
                                                                                     ---------         -------------
                                                                                     (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable............................................................        $ 5,276          $  5,477
    Accrued compensation........................................................          5,571             5,513
    Income taxes................................................................          1,075               610
    Accrued insurance...........................................................          5,394             5,002
    Other accrued liabilities...................................................          5,633             6,179
    Deferred revenue............................................................            513               618
    Current maturities of long-term obligations to related parties..............             25                50
    Current maturities of long-term obligations.................................             15                18
                                                                                        -------          --------
Total current liabilities.......................................................         23,502            23,467

Long-term obligations to related parties, net of current
    maturities..................................................................             25                50
Long-term obligations, net of current maturities................................         33,057            45,439
Deferred income taxes...........................................................              -             1,106

Stockholders' equity:
    Preferred stock, $.01 par value, 2,000 shares
       authorized, no shares issued and outstanding.............................              -                 -
    Common stock, $.01 par value, 80,000 shares authorized, 6,687 and 6,658 shares issued and outstanding at March 31, 2001 and September 30,
       2000, respectively.......................................................             67                67
    Additional paid-in capital..................................................         48,410            48,362
    Accumulated deficit.........................................................         (9,328)          (12,898)
                                                                                        -------          --------
Total stockholders' equity......................................................         39,149            35,531
                                                                                        -------          --------
Total liabilities and stockholders' equity......................................        $95,733          $105,593
                                                                                        =======          ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                             Three Months Ended                     Six Months Ended
                                                                   March 31,                            March 31,
                                                            2001              2000                2001              2000
                                                           -------           -------             -------           -------
                                                         (Unaudited)       (Unaudited)         (Unaudited)       (Unaudited)
Net revenue.....................................           $45,707           $47,401             $91,269           $95,505
Costs and expenses:
 Operating salaries, wages and employee
   benefits.....................................            20,308            22,036              40,958            44,694
 Other operating costs..........................            17,460            16,848              33,874            34,499
 Corporate, general and administrative..........             4,644             5,064               9,097             9,816
 Provision for doubtful accounts................               481             1,948               1,439             4,292
 Depreciation and amortization..................             1,860             2,041               3,759             4,105
                                                           -------           -------             -------           -------
         Total costs and expenses...............            44,753            47,937              89,127            97,406
                                                           -------           -------             -------           -------
Operating income (loss).........................               954              (536)              2,142            (1,901)
Interest income.................................              (168)             (227)               (388)             (227)
Interest expense................................             1,002             1,935               2,223             4,902
                                                           -------           -------             -------           -------
Income (loss) from continuing operations........               120            (2,244)                307            (6,576)

Discontinued operations
Gain on disposal of discontinued operations.....                 -                 -                   -            24,314
                                                           -------           -------             -------           -------
Income (loss) before extraordinary item.........               120            (2,244)                307            17,738
Extraordinary item..............................             3,263                 -               3,263                 -
                                                           -------           -------             -------           -------
Net income (loss)...............................           $ 3,383           $(2,244)            $ 3,570           $17,738
                                                           =======           =======             =======           =======

Basic net income (loss) per share data:
Income (loss) from continuing operations........           $  0.02           $ (0.34)            $  0.05           $ (0.99)
Gain on disposal of discontinued operations.....                 -                 -                   -              3.66
                                                           -------           -------             -------           -------
Income (loss) before extraordinary item.........              0.02             (0.34)               0.05              2.67
Extraordinary item..............................              0.49                 -                0.49                 -
                                                           -------           -------             -------           -------
Net income (loss)...............................           $  0.51           $ (0.34)            $  0.54           $  2.67
                                                           =======           =======             =======           =======

Diluted net income (loss) per share data:
Income (loss) from continuing operations........           $  0.02           $ (0.34)            $  0.05           $ (0.99)
Gain on disposal of discontinued operations.....                 -                 -                   -              3.66
                                                           -------           -------             -------           -------
Income (loss) before extraordinary item.........              0.02             (0.34)               0.05              2.67
Extraordinary item..............................              0.47                 -                0.47                 -
                                                           -------           -------             -------           -------
Net income (loss)...............................           $  0.49           $ (0.34)            $  0.52           $  2.67
                                                           =======           =======             =======           =======

Weighted average shares outstanding:
Basic...........................................             6,666             6,653               6,663             6,652
                                                           =======           =======             =======           =======
Diluted.........................................             6,944             6,653               6,918             6,652
                                                           =======           =======             =======           =======

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Six Months Ended March 31,
                                                                                     2001                2000
                                                                                    -------            --------
                                                                                 (Unaudited)          (Unaudited)
Operating activities
Income (loss) from continuing operations..............................              $   307            $ (6,576)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
  Depreciation and amortization.......................................                3,759               4,105
  Provision for doubtful accounts.....................................                1,439               4,292
  Amortization of deferred financing fees.............................                  152                 515
  Deferred income taxes...............................................               (1,079)                  -
  Changes in operating assets and liabilities:
    Accounts receivable...............................................                1,430               5,201
    Prepaid expenses..................................................                 (306)                (45)
    Other assets......................................................                 (418)               (147)
    Accounts payable..................................................                 (201)             (2,368)
    Income taxes......................................................                  465                (342)
    Accrued liabilities...............................................                 (201)             (2,108)
                                                                                    -------            --------
Net cash provided by operating activities of continuing
 operations...........................................................                5,347               2,527
Net cash used in operating activities of discontinued
 operations...........................................................                    -              (1,087)
                                                                                    -------            --------
Net cash provided by operating activities.............................                5,347               1,440
Investing activities
Purchases of property and equipment...................................                 (742)               (535)
Proceeds from sale of division........................................                    -              77,869
Other, net............................................................                    -                  70
                                                                                    -------            --------
Net cash (used in) provided by investing activities of continuing
 operations...........................................................                 (742)             77,404
Net cash used in investing activities of discontinued operations......                    -                 (24)
                                                                                    -------            --------
Net cash (used in) provided by investing activities...................                 (742)             77,380
Financing activities
Principal payments on long-term debt..................................               (8,844)            (63,281)
Deferred financing fees...............................................                    -                (242)
Proceeds from exercise of stock options...............................                   48                   -
                                                                                    -------            --------
Net cash used in financing activities.................................               (8,796)            (63,523)
                                                                                    -------            --------
(Decrease) increase in cash and cash equivalents......................               (4,191)             15,297
Cash and cash equivalents at beginning of period......................               14,912               8,361
                                                                                    -------            --------
Cash and cash equivalents at end of period............................              $10,721            $ 23,658
                                                                                    =======            ========
Supplemental disclosure of cash flow information
Cash paid for interest................................................                2,404            $  4,388
                                                                                    =======            ========
Cash paid for taxes...................................................                  673            $      -
                                                                                    =======            ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2001. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 2000 Annual Report.

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

4.   Accounts Receivable

     Accounts receivable include approximately $7.7 million for which services have been rendered but the amounts were unbilled as of March 31, 2001 and September 30, 2000. Such unbilled amounts are primarily a result of the time required to obtain and reconcile information from field locations in order to process bills for services rendered.

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

     Certain liabilities were not assumed by Hooper Holmes, Inc. in the sale of the paramedical testing division. These liabilities include accounts payable, additional accrued compensation and other accrued liabilities which totaled approximately $0.8 million at March 31, 2001.

8.   Income Taxes

     The Company has recorded a partial valuation allowance against the net deferred tax assets as of March 31, 2001 and September 30, 2000. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies.

     In the three and six months ended March 31, 2001, the Company had a current income tax expense of $0.9 million and $1.0 million, respectively, which was offset by the reduction of the valuation allowance related to the net deferred tax asset resulting in zero income tax expense.

                      PEDIATRIC SERVICES OF AMERICA, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)

9.   Long-Term Borrowing Arrangements

     Subject to the terms and conditions of the Amended and Restated Loan Security Agreement, the Lender made available a total credit facility of up to $30.0 million. At March 31, 2001, the calculated availability was $24.0 million. The total credit facility is comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit. As of March 31, 2001, the Company had no outstanding borrowings under the Amended and Restated Loan Security Agreement.

     During the three months ended March 31, 2001, the Company completed a series of transactions to repurchase a total of $12.4 million of the Senior Subordinated Notes (the "Notes") for $8.8 million cash plus accrued interest. The pre-tax gain (net of the write-off of the related deferred financing fees) of $3.3 million is reflected as an extraordinary item in the condensed consolidated statements of operations for the three and six months ended March 31, 2001.

10.  Basic and Diluted Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). The dilutive effect of the weighted average options included in the diluted earnings per share is 277,687 and 255,279 for the three and six months ended March 31, 2001, respectively. For the three and six months ended March 31, 2000, weighted average shares outstanding for continuing operations for basic and diluted computations are the same since the impact of common equivalent shares on earnings per share is anti-dilutive.

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

Recent Developments

   During the second quarter of fiscal year 2001, the Company continued its strategic plan (the "Plan") of leveraging its opportunities in its core competencies. To date, the Company's investments in sales and marketing resources have not realized the anticipated revenue growth in its core respiratory programs. Despite these delays, the Company remains optimistic that we will achieve the anticipated growth. During the three months ended March 31, 2001, the Company successfully met its cash collection targets which enabled it to repurchase through a series of transactions a total of $12.4 million of its Senior Subordinated Notes for approximately $8.8 million, plus accrued interest. The Company feels that the resulting capital structure provides a strong foundation for future internal and acquired growth. As such, the Company is evaluating acquisition opportunities for continued growth in its core competencies.

   During the three months ended March 31, 2001, the Company continued its efforts to aggressively manage its portfolio of payor contracts with the objective of maximizing reimbursement for core services. In addition, the Company's lobbying efforts have positively impacted private duty nurse reimbursement rates in selected state Medicaid programs. A portion of the respective rate increases have been passed on to select nurses in the form of additional benefits and/or wage increases. Additionally, the Company has increased select nursing wages and benefits in other markets where local market conditions dictate. The select wage and benefit increases along with the hiring of a full time nurse recruiting specialist are integral to the Company's efforts to reduce the level of unstaffed nursing hours that continue to impact us. During the second quarter of fiscal 2001, the Company entered negotiations with its key pharmaceutical suppliers in an effort to consolidate its purchasing volume. The Company anticipates improved pricing upon completion of the negotiations.

   The Company experienced negative volatility in its workers compensation liability during the quarter ended March 31, 2001. The Company and its risk brokers continue to proactively monitor the carriers claim settlement process. In addition, the Company has engaged a loss control specialist to assist in identifying and minimizing future exposure. As part of its annual policy renewal, the Company decided to absorb a higher percentage of the total cost of its medical benefit plan which is reflected in the quarter ended March 31, 2001. The Company believes continued investments in its various benefit plans are necessary to address labor market conditions.

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

The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of continuing operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the comparative prior period:

                                                                               Period-to-Period
                                                   Percentage of                   Percentage
                                                    Net Revenue               Increase (Decrease)
                                           ------------------------------  --------------------------
                                            Three Months     Six Months    Three Months   Six Months
                                                Ended           Ended           Ended         Ended
                                              March 31,       March 31,       March 31,     March 31,
                                           --------------  --------------  -------------  -----------
                                           2001    2000    2001    2000          2001           2001
                                           -----   -----   -----   -----         ----           ----
Net revenue..............................  100.0%  100.0%  100.0%  100.0%         (4)%          (4)%
Operating salaries, wages and employee
   benefits..............................   44.4    46.5    44.9    46.8          (8)           (8)
Other operating costs....................   38.2    35.5    37.1    36.1           4            (2)
Corporate, general and administrative....   10.2    10.7    10.0    10.3          (8)           (7)
Provision for doubtful accounts..........    1.1     4.1     1.6     4.5         (75)          (67)
Depreciation and amortization............    4.0     4.3     4.1     4.3          (9)           (8)
                                           -----   -----   -----   -----        ----          ----
Operating income (loss)..................    2.1    (1.1)    2.3    (2.0)        278           212
Interest income..........................   (0.4)   (0.5)   (0.4)   (0.2)        (26)           71
Interest expense.........................    2.2     4.1     2.4     5.1         (48)          (55)
                                           -----   -----   -----   -----        ----          ----
Net income (loss) from continuing
 operations..............................    0.3%  (4.7)%    0.3%  (6.9)%        108%          102%
                                           =====   =====   =====   =====        ====          ====


The following table sets forth for the periods indicated the net revenue breakdown by service: (in thousands)

                                                                          Three Months                Six Months
                                                                              Ended                      Ended
                                                                            March 31,                   March 31,
                                                                        2001          2000          2001         2000
                                                                      -------       -------       -------      -------
Pediatric Home Health Care
  Nursing......................................................       $21,251       $21,231       $42,455      $42,203
  Respiratory Therapy Equipment................................         3,666         4,436         7,376        9,217
  Home Medical Equipment.......................................           336           515           668        1,029
  Pharmacy and Other...........................................        10,135         8,931        20,059       17,457
                                                                      -------       -------       -------      -------
          Total Pediatric Home Health Care.....................        35,388        35,113        70,558       69,906
                                                                      -------       -------       -------      -------

Adult Home Health Care:
  Nursing......................................................         2,665         3,039         5,485        5,986
  Respiratory Therapy Equipment................................         4,011         4,295         7,991        9,160
  Home Medical Equipment.......................................           763         1,147         1,472        2,371
  Pharmacy and Other...........................................         2,880         3,807         5,763        8,082
                                                                      -------       -------       -------      -------
          Total Adult Home Health Care.........................        10,319        12,288        20,711       25,599
                                                                      -------       -------       -------      -------
          Total Net Revenue....................................       $45,707       $47,401       $91,269      $95,505
                                                                      =======       =======       =======      =======


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

  Net revenue decreased $1.7 million, or 4%, to $45.7 million in the three months ended March 31, 2001 from $47.4 million in the three months ended March 31, 2000. In part, the reduction in net revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the Plan. In addition, the Company's investment in sales and marketing resources in the core respiratory programs failed to contribute significantly to the net revenues for the three months ended March 31, 2001. Pediatric health care net revenue increased by $0.3 million. Adult health care net revenue decreased $2.0 million for the three months ended March 31, 2001, primarily as a result of the reduction in non-core services to the pharmacy and respiratory
therapy/home medical equipment patients.   In the three months ended March 31,
2001, the Company derived approximately 50% of its net revenue from commercial insurers and other private payors, 43% from Medicaid and 7% from Medicare.

  Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $1.7 million, or 8%, to $20.3 million in the three months ended March 31, 2001 from $22.0 million in the three months ended March 31, 2000. Labor costs have decreased across all services primarily as a result of headcount reductions. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended March 31, 2001 decreased to 44% from 47% for the three months ended March 31, 2000.

  Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs increased $0.7 million, or 4%, to $17.5 million in the three months ended March 31, 2001, from $16.8 million in the three months ended March 31, 2000. The increase in other operating costs relates primarily to increased workers compensation losses as well as increased equipment distribution costs in the three months ended March 31, 2001. As a percentage of net revenue, other operating costs for the three months ended March 31, 2001 increased to 38% from 36% for the three months ended March 31, 2000.

  Corporate, general and administrative costs decreased $0.5 million, or 8%, to $4.6 million in the three months ended March 31, 2001, from $5.1 million in the three months ended March 31, 2000. This decrease was primarily attributable to the reduction in the use of outside labor. As a percentage of net revenue, corporate, general and administrative costs for the three months ended March 31, 2001, decreased slightly compared to the three months ended March 31, 2000.

  Provision for doubtful accounts decreased $1.4 million, or 75%, to $0.5 million in the three months ended

March 31, 2001, from $1.9 million in the three months ended March 31, 2000. Cash collections as a percentage of net revenue were 103% and 104% for the three months ended March 31, 2001 and 2000, respectively. The Company continues to experience strong cash collections and improvements in the reimbursement processes contributing to a lower provision for doubtful accounts.

  Depreciation and amortization decreased $0.1 million, or 9%, to $1.9 million in the three months ended March 31, 2001 from $2.0 million in the three months ended March 31, 2000. As a percentage of the Company's net revenue, depreciation and amortization costs for the three months ended March 31, 2001 decreased slightly compared to the three months ended March 31, 2000.

  Interest expense decreased $0.9 million, or 48%, to $1.0 million in the three months ended March 31, 2001, from $1.9 million in the three months ended March 31, 2000. The Company's average debt outstanding decreased $37.2 million as the Company completed a series of transactions to repurchase a portion of the Notes.

  Interest income decreased $0.1 million in the three months ended March 31, 2001. The Company invested its excess cash balances in highly liquid investments.


Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

  Net revenue decreased $4.2 million, or 4%, to $91.3 million in the six months ended March 31, 2001 from $95.5 million in the six months ended March 31, 2000. In part, the reduction in net revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the Plan. In addition, the Company's investment in sales and marketing resources in the core respiratory programs failed to contribute significantly to the net revenues for the six months ended March 31, 2001. Pediatric health care net revenue increased $0.7 million. Adult health care net revenue decreased $4.9 million for the six months ended March 31, 2001, primarily as a result of the reduction in non-core services to the pharmacy and respiratory therapy/home medical
equipment patients.   In the six months ended March 31, 2001, the Company
derived approximately 49% of its net revenue from commercial insurers and other private payors, 44% from Medicaid and 7% from Medicare.

  Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $3.7 million, or 8%, to $41.0 million in the six months ended March 31, 2001 from $44.7 million in the six months ended March 31, 2000. Labor costs have decreased across all services primarily as a result of headcount reductions. As a percentage of net revenue, operating salaries, wages and employee benefits for the six months ended March 31, 2001 decreased to 45% from 47% for the six months ended March 31, 2000.

  Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs decreased $0.6 million, or 2%, to $33.9 million in the six months ended March 31, 2001, from $34.5 million in the six months ended March 31, 2000. As a percentage of net revenue, other operating costs for the six months ended March 31, 2001 increased to 37% from 36% for the six months ended March 31, 2000.

  Corporate, general and administrative costs decreased $0.7 million, or 7%, to $9.1 million in the six months ended March 31, 2001, from $9.8 million in the six months ended March 31, 2000. This decrease was primarily attributable to the reduction in the use of outside labor. As a percentage of net revenue, corporate, general and administrative costs for the six months ended March 31, 2001, decreased slightly compared to the six months ended March 31, 2000.

  Provision for doubtful accounts decreased $2.9 million, or 67%, to $1.4 million in the six months ended March 31, 2001, from $4.3 million in the six months ended March 31, 2000. Cash collections as a percentage of net revenue were 102% and 104% for the six months ended March 31, 2001 and 2000, respectively. The Company continues to experience strong cash collections and improvements in the reimbursement processes contributing to a lower provision for doubtful accounts.

  Depreciation and amortization decreased $0.3 million, or 8%, to $3.8 million in the six months ended March 31, 2001 from $4.1 million in the six months ended March 31, 2000. As a percentage of the Company's net revenue, depreciation and amortization costs for the six months ended March 31, 2001 decreased slightly compared to the six months ended March 31, 2000.

  Interest expense decreased $2.7 million, or 55%, to $2.2 million in the six months ended March 31, 2001, from $4.9 million in the six months ended March 31, 2000. The Company's average debt outstanding decreased $44.5 million as the amount outstanding under the Credit Agreement was paid down to zero on November 1, 1999 and the Company completed a series of transactions to repurchase a portion of the Notes.

  Interest income increased $0.2 million in the six months ended March 31, 2001. The Company invested its excess cash balances in highly liquid investments.

Liquidity and Capital Resources

  Subject to the terms and conditions of the Amended and Restated Loan
Security Agreement, the Lender shall make available a total credit facility of up to $30.0 million. At March 31, 2001, the calculated availability was $24.0 million. The total credit facility shall be comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit. As of the date of this Report, the Company has no outstanding borrowings under the Amended and Restated Loan Security Agreement.

  At March 31, 2001, total borrowings under the Notes were approximately $33.1 million.

  During the three months ended March 31, 2001, the Company completed a series of transactions to repurchase a total of $12.4 million of the Notes for $8.8 million cash plus accrued interest. The pre-tax gain (net of the write-off of the related deferred financing fees) of $3.3 million is reflected as an extraordinary item in the condensed consolidated statements of operations for the three and six months ended March 31, 2001.

  Cash collections as a percentage of net revenue for the three months ended March 31, 2001 and 2000 were 103% and 104%, respectively. The organizational restructuring of the Company's reimbursement process continues and indications of progress to date are positive. While management anticipates that continued implementation of the Plan will achieve the desired results, there can be no assurance that this will result in the Company realizing operating improvements and improved cash flow.

  The Company's investments in property and equipment are attributable largely to purchases of medical equipment rented to patients and computer equipment. Capital expenditures for computer equipment and software development, have been substantially completed. The Company anticipates future capital expenditures for enhancements of existing technology. However, the Company does not anticipate these to be significant.

  Management currently believes that its liquidity position will be adequate to satisfy the Company's working capital requirements and potential acquisitions.

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

   On February 27, 2001, Plaintiffs' Motion for Class Certification was granted by the court. Discovery in the case is proceeding. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the Federal Securities Laws.

   On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, Kids & Nurses, Inc. In the original complaint, in general, the plaintiffs alleged that the defendants violated Federal and Tennessee Securities Laws and committed common law fraud in connection with the Company's purchase of Kids and Nurses, Inc. in November, 1997. The plaintiffs seek actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorneys' fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal securities laws, and added claims under Georgia's securities laws. The plaintiffs also filed a brief in response to the Company's motion to dismiss. On February 1, 2000, the defendants filed an amended motion to dismiss addressing the allegations of the amended complaint. On March 29, 2001 the motion to dismiss was denied without prejudice pending a ruling by the Tennessee Supreme Court on an unrelated case. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of any applicable Federal or State securities laws, or any other applicable law.

   In the opinion of the Company's management, the ultimate disposition of these two lawsuits should not have a material adverse effect on the Company's financial condition or results of operations, however, there can be no assurance that the Company will not sustain material liability as a result of or related to these lawsuits.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The 2001 Annual Meeting of Shareholders of the Company was held on February 21, 2001. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each matter.

     (a) Election of Robert P. Pinkas and Edward K. Wissing as directors for a term of three years expiring at the 2004 Annual Meeting of Shareholders. There was no solicitation in opposition to the nominees listed in the proxy statement, and the nominees were elected.


                                   Votes                 Broker
                            -------------------  ----------------------
     Nominees                  For     Withheld  Abstentions  Non-votes
     --------               ---------  --------  -----------  ---------
     Robert P. Pinkas       6,320,662   17,007        -           -
     Edward K. Wissing      6,320,662   17,007        -           -


     (b) Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending September 30, 2001. The Shareholders approved the proposal.

                                         Votes
     ---------------------------------------------------------------------------
     For                                Against                      Abstentions
     ---                                -------                      -----------

     6,308,339                          10,972                          18,358


ITEM 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibits
         --------

         No exhibits are filed as part of this Report.


  (b)    Reports on Form 8-K
         -------------------

         The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEDIATRIC SERVICES OF AMERICA, INC.
                                                (Registrant)



Date: May 11, 2001            By:   /s/ James M. McNeill
                                    ----------------------
                                    James M. McNeill
                                    Senior Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Duly authorized officer and
                                    Principal Financial Officer)