Form 10-Q
period 2001-06-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2001-08-03
CIK 893430

________________________________________________________________________________
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                         Yes [X]    No [_]

As of July 31, 2001, the Registrant had 6,709,856 shares of Common Stock, $0.01 Par Value, outstanding.

________________________________________________________________________________

                                   FORM 10-Q
                      PEDIATRIC SERVICES OF AMERICA, INC.


                                     INDEX

                                                                                              Page
                                                                                              Number
                                                                                              ------
PART I    FINANCIAL INFORMATION
ITEM 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of
               June 30, 2001 and September 30, 2000...........................................   3

          Condensed Consolidated Statements of Operations for
               the three and nine months ended June 30, 2001 and 2000.........................   5

          Condensed Consolidated Statements of Cash Flows for
               the nine months ended June 30, 2001 and 2000...................................   6

          Notes to Condensed Consolidated Financial
               Statements.....................................................................   7

ITEM 2:   Management's Discussion and Analysis of Financial Condition and Results of
            Operations........................................................................  10

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk..........................  15

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings...................................................................  15

ITEM 6:   Exhibits and Reports on Form 8-K....................................................  16

          Signatures..........................................................................  17

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       PEDIATRIC SERVICES OF AMERICA, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 June 30,             September 30,
                                                                                   2001                   2000
                                                                              -------------           -------------
                                                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents..................................................       $ 13,801             $ 14,912
  Accounts receivable, less allowances for doubtful
    accounts of $6,257 and $7,628, respectively..............................         30,526               35,389
  Prepaid expenses...........................................................          1,223                  656
  Deferred income taxes......................................................          2,058                3,792
  Other current assets.......................................................          4,161                3,057
                                                                                    --------             --------
Total current assets.........................................................         51,769               57,806

Property and equipment:
  Home care equipment held for rental........................................         28,331               27,831
  Furniture and fixtures.....................................................         10,531               10,226
  Vehicles...................................................................            725                  751
  Leasehold improvements.....................................................          1,206                1,039
                                                                                    --------             --------
                                                                                      40,793               39,847
  Accumulated depreciation and amortization..................................        (31,349)             (27,999)
                                                                                    --------             --------
                                                                                       9,444               11,848
Other assets:
  Goodwill, less accumulated amortization of
    $9,056 and $7,386, respectively..........................................         32,263               33,933
  Certificates of need, less accumulated amortization of
    $480 and $404, respectively..............................................            193                  269
  Deferred financing fees, less accumulated
    amortization of $642 and $549, respectively..............................            872                1,419
  Non-compete agreements, less accumulated amortization of
    $1,104 and $1,084, respectively..........................................             56                   76
  Deferred income taxes......................................................          2,321                    -
  Other......................................................................            237                  242
                                                                                    --------             --------
                                                                                      35,942               35,939
                                                                                    --------             --------
Total assets.................................................................       $ 97,155             $105,593
                                                                                    ========             ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS--(Continued)
                                 (In thousands)

                                                                                      June 30,               September 30,
                                                                                        2001                     2000
                                                                                  ------------------      ------------------
                                                                                    (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable...............................................................         $ 6,846               $  5,477
 Accrued compensation...........................................................           4,762                  5,513
 Income taxes payable...........................................................           1,405                    610
 Accrued insurance..............................................................           5,641                  5,002
 Other accrued liabilities......................................................           4,983                  6,179
 Deferred revenue...............................................................             584                    618
 Current maturities of long-term obligations to related parties.................              25                     50
 Current maturities of long-term obligations....................................              13                     18
                                                                                         -------               --------
Total current liabilities.......................................................          24,259                 23,467

Long-term obligations to related parties, net of current
    maturities..................................................................              25                     50
Long-term obligations, net of current maturities................................          33,054                 45,439
Deferred income taxes...........................................................               -                  1,106

Stockholders' equity:
 Preferred stock, $.01 par value, 2,000 shares
   authorized, no shares issued and outstanding.................................               -                      -
 Common stock, $.01 par value, 80,000 shares
  authorized, 6,708 and 6,658 shares issued and outstanding at June 30,
  2001 and September 30, 2000, respectively.....................................              67                     67
 Additional paid-in capital.....................................................          48,452                 48,362
 Accumulated deficit............................................................          (8,702)               (12,898)
                                                                                         -------               --------
Total stockholders' equity......................................................          39,817                 35,531
                                                                                         -------               --------
Total liabilities and stockholders' equity......................................         $97,155               $105,593
                                                                                         =======               ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                               Three Months Ended                    Nine Months Ended
                                                                     June 30,                              June 30,
                                                             2001              2000               2001              2000
                                                           -------           -------            --------          --------
                                                         (Unaudited)       (Unaudited)         (Unaudited)       (Unaudited)
Net revenue.....................................           $46,258           $45,397            $137,527          $140,902
Costs and expenses:
 Operating salaries, wages and
 employee benefits..............................            20,119            21,219              61,077            65,913
 Other operating costs..........................            17,946            16,439              51,820            50,939
 Corporate, general and administrative..........             4,600             4,276              13,696            14,092
 Provision for doubtful accounts................               353             1,121               1,793             5,413
 Depreciation and amortization..................             1,867             2,009               5,626             6,113
                                                           -------           -------            --------          --------
         Total costs and expenses...............            44,885            45,064             134,012           142,470
                                                           -------           -------            --------          --------
Operating income (loss).........................             1,373               333               3,515            (1,568)
Other income....................................                32                 -                  32                 -
Interest income.................................               119               161                 507               388
Interest expense................................              (898)           (1,468)             (3,121)           (6,370)
                                                           -------           -------            --------          --------
Income (loss) from continuing operations........               626              (974)                933            (7,550)

Discontinued operations
Gain on disposal of discontinued operations.....                 -               407                   -            24,721
                                                           -------           -------            --------          --------
Income (loss) before extraordinary item.........               626              (567)                933            17,171
Extraordinary item..............................                 -            10,299               3,263            10,299
                                                           -------           -------            --------          --------
Net income......................................           $   626           $ 9,732            $  4,196          $ 27,470
                                                           =======           =======            ========          ========

Basic net income per share data:
Income (loss) from continuing operations........           $  0.09           $ (0.15)           $   0.14          $  (1.13)
Gain on disposal of discontinued operations.....                 -              0.06                   -              3.71
                                                           -------           -------            --------          --------
Income (loss) before extraordinary item.........              0.09             (0.09)               0.14              2.58
Extraordinary item..............................                 -              1.55                0.49              1.55
                                                           -------           -------            --------          --------
Net income......................................           $  0.09           $  1.46            $   0.63          $   4.13
                                                           =======           =======            ========          ========

Diluted net income per share data:
Income (loss) from continuing operations........           $  0.09           $ (0.15)           $   0.14          $  (1.13)
Gain on disposal of discontinued operations.....                 -              0.06                   -              3.71
                                                           -------           -------            --------          --------
Income (loss) before extraordinary item.........              0.09             (0.09)               0.14              2.58
Extraordinary item..............................                 -              1.55                0.47              1.55
                                                           -------           -------            --------          --------
Net income......................................           $  0.09           $  1.46            $   0.61          $   4.13
                                                           =======           =======            ========          ========

Weighted average shares outstanding:
Basic...........................................             6,696             6,658               6,674             6,654
                                                           =======           =======            ========          ========
Diluted.........................................             6,934             6,658               6,923             6,654
                                                           =======           =======            ========          ========

See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Nine Months Ended June 30,
                                                                                             2001                2000
                                                                                          -----------         -----------
Operating activities                                                                      (Unaudited)         (Unaudited)
Income (loss) from continuing operations.........................................         $     933           $  (7,550)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
  Depreciation and amortization..................................................             5,626               6,113
  Provision for doubtful accounts................................................             1,793               5,413
  Amortization of deferred financing fees........................................               220                 599
  Deferred income taxes..........................................................            (1,693)             (3,559)
  Changes in operating assets and liabilities:
    Accounts receivable..........................................................             3,070              10,213
    Prepaid expenses.............................................................              (567)               (228)
    Other assets.................................................................            (1,207)                615
    Accounts payable.............................................................             1,369              (4,169)
    Income taxes.................................................................               795               2,807
    Accrued liabilities..........................................................            (1,342)             (5,277)
                                                                                          ---------           ---------
Net cash provided by operating activities of continuing
   operations....................................................................             8,997               4,977
Net cash used in operating activities of discontinued
   operations....................................................................                 -                (842)
                                                                                          ---------           ---------
Net cash provided by operating activities........................................             8,997               4,135
Investing activities
Purchases of property and equipment..............................................            (1,349)             (1,039)
Proceeds from sale of division...................................................                 -              78,031
Other, net.......................................................................                 -                  41
                                                                                          ---------           ---------
Net cash (used in) provided by investing activities of continuing operations.....            (1,349)             77,033
Net cash used in investing activities of discontinued operations.................                 -                 (24)
                                                                                          ---------           ---------
Net cash (used in) provided by investing activities..............................            (1,349)             77,009
Financing activities
Principal payments on long-term debt.............................................            (8,849)            (81,723)
Deferred financing fees..........................................................                 -                (251)
Proceeds from exercise of stock options..........................................                90                   -
                                                                                          ---------           ---------
Net cash used in financing activities............................................            (8,759)            (81,974)
                                                                                          ---------           ---------
Decrease in cash and cash equivalents............................................            (1,111)               (830)
Cash and cash equivalents at beginning of period.................................            14,912               8,361
                                                                                          ---------           ---------
Cash and cash equivalents at end of period.......................................         $  13,801           $   7,531
                                                                                          =========           =========
Supplemental disclosure of cash flow information
Cash paid for interest...........................................................         $   4,504           $   8,327
                                                                                          =========           =========
Cash paid for taxes..............................................................         $     965           $     667
                                                                                          =========           =========

     See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2001. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 2000 Annual Report.

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

4.   Accounts Receivable

     Accounts receivable include approximately $7.6 million and $7.7 million for which services have been rendered but the amounts were unbilled as of June 30, 2001 and September 30, 2000, respectively. Such unbilled amounts are primarily a result of the time required to obtain and reconcile information from field locations in order to process bills for services rendered.

                      PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)

5.   Concentration of Credit Risk

     The Company's principal financial instruments subject to potential concentrations of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current health care environment. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, and individuals and the diversity of geographic locations in which the Company operates.

6.   Reclassifications

     Certain amounts for prior periods have been reclassified to conform to the current year presentation.

7.   Impact of Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is planning to adopt the new rules effective October 1, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

8.   Discontinued Operations

     The paramedical testing operations are reflected as a discontinued operation and the condensed consolidated financial statements of the Company for all periods presented have been restated to reflect the discontinued operations.

     Certain liabilities were not assumed by Hooper Holmes, Inc. in the sale of the paramedical testing division. These liabilities include accounts payable, additional accrued compensation and other accrued liabilities which totaled approximately $0.7 million at June 30, 2001.

9.   Income Taxes

     The Company has recorded a partial valuation allowance against the net deferred tax assets as of June 30, 2001 and September 30, 2000. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies.

     In the three and nine months ended June 30, 2001, the Company had a current income tax expense of $1.1 million and $2.1 million, respectively, which was offset by the reduction of the valuation allowance related to the net deferred tax asset resulting in zero income tax expense.

                      PEDIATRIC SERVICES OF AMERICA, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)


10.  Long-Term Borrowing Arrangements

     Subject to the terms and conditions of the Amended and Restated Loan Security Agreement, the Lender made available a total credit facility of up to $30.0 million. At June 30, 2001, the calculated availability was $22.3 million. The total credit facility is comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit. As of June 30, 2001, the Company had no outstanding borrowings under the Amended and Restated Loan Security Agreement.

     In the second quarter of fiscal year 2001, the Company completed a series of transactions to repurchase a total of $12.4 million of the Senior Subordinated Notes (the "Notes") for $8.8 million cash plus accrued interest. The pre-tax gain (net of the write-off of the related deferred financing fees) of $3.3 million is reflected as an extraordinary item in the condensed consolidated statements of operations for the nine months ended June 30, 2001.

11.  Basic and Diluted Net Income Per Share

     Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). The dilutive effect of the weighted average options included in the diluted earnings per share is 238,826 and 249,795 for the three and nine months ended June 30, 2001, respectively. For the three and nine months ended June 30, 2000, weighted average shares outstanding for continuing operations for basic and diluted computations are the same since the impact of common equivalent shares on earnings per share is anti-dilutive.

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

Recent Developments

   During the third quarter of fiscal year 2001, the Company continued its strategic plan (the "Plan") of leveraging its opportunities in its core competencies. To date, the Company's investments in sales and marketing resources have not produced the anticipated revenue growth in its core respiratory programs. During the three months ended June 30, 2001, the Company implemented a number of changes in its sales and marketing program to improve its effectiveness. The Company remains optimistic that it will achieve the anticipated growth. During the three months ended June 30, 2001, the Company successfully met its cash collection targets which resulted in an additional $3.1 million cash on hand. With this liquidity position, the Company is actively seeking to invest in acquisition opportunities that enhance its core competencies.

   During the three months ended June 30, 2001, the Company continued its efforts to aggressively manage its portfolio of payor contracts with the objective of maximizing reimbursement for core services. As contracts have entered their renewal cycles, the Company has been able to negotiate improved prices on selected core services. During the third quarter of fiscal 2001, the Company's nurse recruiting specialist has had a positive impact on unstaffed nursing hours in select markets. As a result, the Company has experienced sequential revenue growth in these select markets. The Company intends to invest in additional resources to improve markets that continue to experience relatively high unstaffed nursing hours. During the third quarter of fiscal 2001, the Company experienced sporadic blood product shortages in its pharmacy services line. The Company is aggressively managing the availability of product and patient requirements.

   The Company and its risk brokers continue to proactively monitor its prevention programs and carriers claim settlement process across all insured benefit programs.

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

The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of continuing operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the comparative prior period:

                                                                                   Period-to-Period
                                                      Percentage of                   Percentage
                                                       Net Revenue                Increase (Decrease)
                                                       -----------                ------------------
                                               Three Months    Nine Months    Three Months   Nine Months
                                                  Ended           Ended          Ended         Ended
                                                 June 30,        June 30,       June 30,      June 30,
                                                 -------         -------        -------       -------
                                               2001    2000    2001    2000      2001          2001
                                               ----    ----    ----    ----      ----          ----
Net revenue................................   100.0%  100.0%  100.0%  100.0%          2%           (2)%
Operating salaries, wages and employee
   benefits................................    43.5    46.7    44.4    46.8          (5)           (7)
Other operating costs......................    38.8    36.2    37.7    36.2           9             2
Corporate, general and administrative......     9.9     9.4    10.0    10.0           8            (3)
Provision for doubtful accounts............     0.8     2.5     1.3     3.8         (69)          (67)
Depreciation and amortization..............     4.0     4.5     4.1     4.3          (7)           (8)
                                              -----   -----   -----   -----
Operating income (loss)....................     3.0     0.7     2.5    (1.1)        312           324
Other income...............................     0.1       -       -       -           -             -
Interest income............................     0.3     0.4     0.4     0.3         (27)           31
Interest expense...........................    (1.9)   (3.2)   (2.3)   (4.5)        (39)          (51)
                                              -----   -----   -----   -----
Income (loss) from continuing operations...     1.5%   (2.1)%   0.6%   (5.3)%       169%          111%
                                              =====   =====   =====   =====

The following table sets forth for the periods indicated the net revenue breakdown by service: (in thousands)

                                                                           Three Months                Nine Months
                                                                              Ended                      Ended
                                                                             June 30,                   June 30,
                                                                       2001          2000          2001          2000
                                                                       ----          ----          ----          ----
Pediatric Home Health Care
  Nursing......................................................       $21,352       $20,466      $ 63,808      $ 62,668
  Respiratory Therapy Equipment................................         3,803         4,119        11,179        13,336
  Home Medical Equipment.......................................           377           454         1,045         1,484
  Pharmacy and Other...........................................         9,945         8,904        30,004        26,361
                                                                      -------       -------      --------      --------
          Total Pediatric Home Health Care.....................        35,477        33,943       106,036       103,849
                                                                      -------       -------      --------      --------

Adult Home Health Care:
  Nursing......................................................         2,945         2,800         8,430         8,787
  Respiratory Therapy Equipment................................         4,042         4,384        12,033        13,543
  Home Medical Equipment.......................................           632         1,073         2,103         3,444
  Pharmacy and Other...........................................         3,162         3,197         8,925        11,279
                                                                      -------       -------      --------      --------
          Total Adult Home Health Care.........................        10,781        11,454        31,491        37,053
                                                                      -------       -------      --------      --------
          Total Net Revenue....................................       $46,258       $45,397      $137,527      $140,902
                                                                      =======       =======      ========      ========

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Net revenue increased $0.9 million, or 2%, to $46.3 million in the three months ended June 30, 2001 from $45.4 million in the three months ended June 30, 2000. Pediatric home health care net revenue increased by $1.5 million for the three months ended June 30, 2001, primarily due to the Company's growth in its core products. Adult health care net revenue decreased $0.6 million for the three months ended June 30, 2001, primarily as a result of the reduction in non-core services to the pharmacy and respiratory therapy/home medical equipment
patients.   In the three months ended June 30, 2001, the Company derived approximately 50% of its net revenue from commercial insurers and other private payors, 43% from Medicaid and 7% from Medicare.

     Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $1.1 million, or 5%, to $20.1 million in the three months ended June 30, 2001 from $21.2 million in the three months ended June 30, 2000. Labor costs have decreased across all services primarily as a result of headcount reductions. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended June 30, 2001 decreased to 44% from 47% for the three months ended June 30, 2000.

     Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs increased $1.5 million, or 9%, to $17.9 million in the three months ended June 30, 2001, from $16.4 million in the three months ended June 30, 2000. The increase in other operating costs relates primarily to increased workers compensation losses as well as increased equipment distribution costs in the three months ended June 30, 2001. As a percentage of net revenue, other operating costs for the three months ended June 30, 2001 increased to 39% from 36% for the three months ended June 30, 2000.

     Corporate, general and administrative costs increased $0.3 million, or 8%, to $4.6 million in the three months ended June 30, 2001, from $4.3 million in the three months ended June 30, 2000. As a percentage of net revenue, corporate, general and administrative costs for the three months ended June 30, 2001, increased slightly compared to the three months ended June 30, 2000.

     Provision for doubtful accounts decreased $0.8 million, or 69%, to $0.3 million in the three months ended June 30, 2001, from $1.1 million in the three months ended June 30, 2000. Cash collections as a percentage of net revenue were 105% and 112% for the three months ended June 30, 2001 and 2000, respectively. The Company continues to experience strong cash collections and improvements in the reimbursement processes contributing to a lower provision for doubtful accounts.

     Depreciation and amortization decreased $0.1 million, or 7%, to $1.9 million in the three months ended June 30, 2001 from $2.0 million in the three months ended June 30, 2000. As a percentage of the Company's net revenue, depreciation and amortization costs for the three months ended June 30, 2001 decreased slightly compared to the three months ended June 30, 2000.

     Interest expense decreased $0.6 million, or 39%, to $0.9 million in the three months ended June 30, 2001, from $1.5 million in the three months ended June 30, 2000. The Company's average debt outstanding decreased $23.6 million as the Company completed a series of transactions to repurchase a portion of the Notes.

     Interest income decreased $0.1 million in the three months ended June 30, 2001. The Company invested its excess cash balances in highly liquid investments.


Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

     Net revenue decreased $3.4 million, or 2%, to $137.5 million in the nine months ended June 30, 2001 from $140.9 million in the nine months ended June 30, 2000. In part, the reduction in net revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the Plan. In addition, the Company's investment in sales and marketing resources in the core respiratory programs failed to contribute significantly to the net revenues for the nine months ended June 30, 2001. Pediatric home health care net revenue increased $2.2 million primarily due to the Company's growth in its core products. Adult health care net revenue decreased $5.6 million for the nine months ended June 30, 2001, primarily as a result of the reduction in non-core services to the pharmacy and respiratory therapy/home medical equipment
patients.   In the nine months ended June 30, 2001, the Company derived approximately 49% of its net revenue from commercial insurers and other private payors, 44% from Medicaid and 7% from Medicare.

     Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $4.8 million, or 7%, to $61.1 million in the nine months ended June 30, 2001 from $65.9 million in the nine months ended June 30, 2000. Labor costs have decreased across all services primarily as a result of headcount reductions. As a percentage of net revenue, operating salaries, wages and employee benefits for the nine months ended June 30, 2001 decreased to 44% from 47% for the nine months ended June 30, 2000.

     Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs increased $0.9 million, or 2%, to $51.8 million in the nine months ended June 30, 2001, from $50.9 million in the nine months ended June 30, 2000. As a percentage of net revenue, other operating costs for the nine months ended June 30, 2001 increased to 38% from 36% for the nine months ended June 30, 2000.

     Corporate, general and administrative costs decreased $0.4 million, or 3%, to $13.7 million in the nine months ended June 30, 2001, from $14.1 million in the nine months ended June 30, 2000. This decrease was primarily attributable to the reduction in the use of outside labor. As a percentage of net revenue, corporate, general and administrative costs for the nine months ended June 30, 2001, was comparable to the nine months ended June 30, 2000.

     Provision for doubtful accounts decreased $3.6 million, or 67%, to $1.8 million in the nine months ended June 30, 2001, from $5.4 million in the nine months ended June 30, 2000. Cash collections as a percentage of net revenue were 103% and 107% for the nine months ended June 30, 2001 and 2000, respectively. The Company continues to experience strong cash collections and improvements in the reimbursement processes contributing to a lower provision for doubtful accounts.

     Depreciation and amortization decreased $0.5 million, or 8%, to $5.6 million in the nine months ended June

30, 2001 from $6.1 million in the nine months ended June 30, 2000. As a percentage of the Company's net revenue, depreciation and amortization costs for the nine months ended June 30, 2001 decreased slightly compared to the nine months ended June 30, 2000.

     Interest expense decreased $3.2 million, or 51%, to $3.1 million in the nine months ended June 30, 2001, from $6.4 million in the nine months ended June 30, 2000. The Company's average debt outstanding decreased $37.6 million as the amount outstanding under the Credit Agreement was paid down to zero on November 1, 1999 and the Company completed a series of transactions to repurchase a portion of the Notes.

     Interest income increased $0.1 million in the nine months ended June 30, 2001. The Company invested its excess cash balances in highly liquid investments.

Liquidity and Capital Resources

     Subject to the terms and conditions of the Amended and Restated Loan Security Agreement, the Lender shall make available a total credit facility of up to $30.0 million. At June 30, 2001, the calculated availability was $22.3 million. The total credit facility shall be comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit. As of the date of this Report, the Company has no outstanding borrowings under the Amended and Restated Loan Security Agreement.

     In the second quarter of fiscal year 2001, the Company completed a series of transactions to repurchase a total of $12.4 million of the Senior Subordinated Notes (the "Notes") for $8.8 million cash plus accrued interest. The pre-tax gain (net of the write-off of the related deferred financing fees) of $3.3 million is reflected as an extraordinary item in the condensed consolidated statements of operations for the nine months ended June 30, 2001.

     At June 30, 2001, total borrowings under the Notes were approximately $33.1 million.

     Cash collections as a percentage of net revenue for the three months ended June 30, 2001 and 2000 were 105% and 112%, respectively. The organizational restructuring of the Company's reimbursement process continues and indications of progress to date are positive. While management anticipates that continued implementation of the Plan will achieve the desired results, there can be no assurance that this will result in the Company realizing operating improvements and improved cash flow.

     The Company's investments in property and equipment are attributable largely to purchases of medical equipment rented to patients and computer equipment. Capital expenditures for computer equipment and software development have been substantially completed. The Company anticipates future capital expenditures for enhancements of existing technology. However, the Company does not anticipate these capital expenditures to be significant.

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

     On February 27, 2001, Plaintiffs' Motion for Class Certification was granted by the court. Discovery in the case closed on July 31, 2001 with a period of expert discovery to follow through December 14, 2001. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the Federal Securities Laws.

     On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, Kids & Nurses, Inc. In the original complaint, in general, the plaintiffs alleged that the defendants violated Federal and Tennessee Securities Laws and committed common law fraud in connection with the Company's purchase of Kids and Nurses, Inc. in November, 1997. The plaintiffs seek actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorneys' fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal securities laws, and added claims under Georgia's securities laws. The plaintiffs also filed a brief in response to the Company's motion to dismiss. On February 1, 2000, the defendants filed an amended motion to dismiss addressing the allegations of the amended complaint. On March 29, 2001 the motion to dismiss was denied without prejudice pending a ruling by the Tennessee Supreme Court on an unrelated case. On May 2, 2001, the Company and the individuals named as defendants, filed their answer, denying liability. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of any applicable Federal or State securities laws, or any other applicable law.

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

  (b)     Reports on Form 8-K
          -------------------

          On May 24, 2001, the Company filed a Current Report on Form 8-K, announcing the resignation of John M. Harrington as Chief Operating Officer of the Company. The Company also announced other management changes.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PEDIATRIC SERVICES OF AMERICA, INC.
                                                  (Registrant)



Date: August 3, 2001               By:   /s/ James M. McNeill
                                         ----------------------
                                         James M. McNeill
                                         Senior Vice President,
                                         Chief Financial Officer,
                                         Treasurer and Secretary
                                         (Duly authorized officer and
                                         Principal Financial Officer)