Form 10-K405
period 2001-09-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2001-12-05
CIK 893430

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended September 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from          to

                        Commission File Number 0-23946

                               -----------------

                      PEDIATRIC SERVICES OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                 58-1873345
     (State or other            (IRS Employer
      jurisdiction
   of incorporation or
      organization)        Identification Number)

              310 Technology Parkway Norcross, Georgia 30092-2929
              (Address of principal executive offices) (Zip Code)

                                (770) 441-1580
              Registrant's telephone number, including area code

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.01 par value

                         Common Stock Purchase Rights

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the registrant on based on a closing price of $7.95 per share, was $40,577,467. As of December 3, 2001, the number of shares of the registrant's Common Stock outstanding was 6,713,456 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain information contained in the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on January 29, 2002 is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      PEDIATRIC SERVICES OF AMERICA, INC.
                          ANNUAL REPORT ON FORM 10-K
                 For the Fiscal Year Ended September 30, 2001

                               TABLE OF CONTENTS

 Item                                                                                         Page
Number                                                                                       Number
------                                                                                       ------
                                           PART I
1.     Business.............................................................................    3
2.     Properties...........................................................................   16
3.     Legal Proceedings....................................................................   16
4.     Submission of Matters to a Vote of Security Holders..................................   17
4(A).  Executive Officers of the Registrant.................................................   17

                                          PART II
5.     Market for the Registrant's Common Stock and Related Stockholder Matters.............   18
6.     Selected Financial Data..............................................................   19
7.     Management's Discussion and Analysis of Financial Condition and Results of Operations   20
7(A).  Quantitative and Qualitative Disclosures about Market Risk...........................   25
8.     Financial Statements and Supplementary Data..........................................   26
9.     Changes in and Disagreement with Accountants on Accounting and Financial Disclosure..   26

                                          PART III
10.    Directors and Executive Officers of the Registrant...................................   27
11.    Executive Compensation...............................................................   27
12.    Security Ownership of Certain Beneficial Owners and Management.......................   27
13.    Certain Relationships and Related Transactions.......................................   27

                                          PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................   28
SIGNATURES..................................................................................   31
INDEX TO FINANCIAL STATEMENTS...............................................................   32
INDEX TO FINANCIAL STATEMENT SCHEDULE.......................................................   54
INDEX TO EXHIBITS...........................................................................   56

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

General

   The Company is a leading provider of children's health care and related services. Management believes the Company is the nation's largest focused pediatric home health care provider. The Company provides children's health care services through 121 branch offices located in 22 states, including satellite offices and branch office start-ups.

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

Industry Overview

  Health Care Services

   The pediatric home health care market is distinct in a number of respects. Pediatric patients tend to require a higher acuity of care due to their age and the severity of their medical conditions, and consequently they generally have a relatively long length of treatment, often measured in years rather than weeks or months. Pediatric illness and conditions include bronchopulmonary dysplasia, digestive and absorptive diseases, congenital heart defects and other cardiovascular disorders, cancer, cerebral palsy, cystic fibrosis, obstructive and restrictive pulmonary disease, endocrinology disorders, hemophilia, orthopedic conditions and post surgical needs. In many instances, pediatric patients have multiple disorders.

   Home care for pediatric patients, like home care generally, is preferred over institutional care by patients and their parents or other care givers, as well as by payors. Patients and parents prefer home care due to the ability to care for the child in a nurturing environment with family involvement. Home care also minimizes the risk of cross-infection, eliminates privacy and safety concerns and permits a more gradual, and consequently more event-free transition of care-giving from the health care professional to the family. Payors prefer home care because it is generally more cost effective than institutional care.

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

   The current market for pediatric home health care services is heavily fragmented. This market is served by a large number of small entities that operate on a local or regional basis and typically provide a limited range of health care services. This market is also served by a small number of national home health care companies that service the pediatric market as part of a broader product offering. Because of the high degree of specialization required for effective treatment of pediatric patients and the broad scope of services required due to pediatric patients' generally high medical acuity levels, the Company believes that there are significant growth opportunities for a national provider offering a broad range of health care products focused on the home pediatric patient.

Recent Developments

   For detailed information, see "Results of Operations" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of this Annual Report on Form 10-K.

Business Strategy

   Focus on Pediatric Services. Pediatric health care services are generally recognized as a distinct specialty within the health care industry. The Company has significant experience and expertise in children's health care, particularly with respect to medically fragile children who are dependent on sophisticated medical technology and nursing care. The Company believes that its pediatric focus and expertise provide it with a degree of differentiation from other providers that results in significant sales and marketing advantages. The Company intends to continue to focus on providing relatively high acuity health care services for children. However, there can be no assurance that the Company's efforts will be successful.

   Provide High Quality, Cost-Effective Care. The Company emphasizes quality throughout its organization with respect to both the provision of services and the hiring and training of clinical personnel. Moreover, the Company believes that its ability to coordinate and deliver a wide range of services within its core competencies in a non-institutional setting and its experience and expertise in caring for medically fragile children result in superior and cost-effective medical outcomes. The Company intends to continue to emphasize and enhance the quality and cost-effectiveness of its services. The Company's goal is to be the nation's leading provider of children's health care services in the home.

   Internal and External Growth Strategies. The Company continues to pursue its strategy of providing services nationwide through a combination of both internal and external growth initiatives. The Company has engaged a consulting group to assess each state's Medicaid Program for core services and pricing. In addition, the Company's managed care department evaluates covered lives among national payors to identify local market growth opportunities. The results of these analyses are used to formulate the near term objectives of the Company's business development plans to pursue both acquisition candidates and branch office start-ups.

   Focus on Cash Collections. The Company continues to identify opportunities for process refinements and to implement changes as needed to support continued strong cash collections.

Services and Operations

  General

   The Company provides a broad range of health care services and products principally for children and, to a lesser extent, young adults and geriatric patients. The following table summarizes both services and products based on the estimated percentages of net revenue to total net revenue of each major category from continuing operations offered by the Company for the periods indicated:

                                                        Year Ended September 30,
                                           -------------------------------------------------
                                                 2001             2000             1999
                                           ---------------  ---------------  ---------------
                                           Revenue  % Total Revenue  % Total Revenue  % Total
                                           -------- ------- -------- ------- -------- -------
                                                             (In thousands)
Pediatric Home Health Care
Nursing................................... $ 85,881   46.7% $ 83,014   44.6% $ 91,217   42.6%
Respiratory Therapy Equipment and Services   15,153    8.2    17,158    9.2    23,705   11.1
Home Medical Equipment and Services.......    1,343    0.7     1,921    1.0     2,983    1.4
Pharmacy and Other........................   39,331   21.4    36,608   19.6    35,911   16.7
                                           --------  -----  --------  -----  --------  -----
   Total Pediatric Home Health Care.......  141,708   77.0   138,701   74.4   153,816   71.8

Adult Home Health Care
Nursing...................................   11,234    6.1    11,422    6.1    18,207    8.5
Respiratory Therapy Equipment and Services   16,442    8.9    17,656    9.5    22,071   10.3
Home Medical Equipment and Services.......    2,725    1.5     4,474    2.4     6,378    3.0
Pharmacy and Other........................   11,981    6.5    14,113    7.6    13,881    6.4
                                           --------  -----  --------  -----  --------  -----
   Total Adult Home Health Care...........   42,382   23.0    47,665   25.6    60,537   28.2
                                           --------  -----  --------  -----  --------  -----
       Total.............................. $184,090  100.0% $186,366  100.0% $214,353  100.0%
                                           ========  =====  ========  =====  ========  =====

  Pediatric Health Care Services

   Pediatric Nursing Services. The Company's pediatric nursing services consist primarily of private duty home nursing care for pediatric patients with illnesses and conditions such as bronchopulmonary dysplasia, digestive and absorptive diseases, congenital heart defects and other cardiovascular disorders, cancer, cerebral palsy, cystic fibrosis, obstructive and restrictive pulmonary disease (e.g., bronchitis and asthma), endocrinology disorders, hemophilia, orthopedic conditions and post surgical needs. Pediatric home nursing care typically begins upon the patient's discharge from the hospital. Under a prescription or care plan developed by the patient's physician, the Company's personnel monitor the condition of the child, administer medications and treatment regimens, provide enteral and other forms of tube feeding, monitor and maintain ventilators, oxygen and other home medical equipment, monitor and administer pain management, provide daily care, including baths, hygiene and skin care, conduct physical, occupational and other forms of prescribed therapy, and coordinate other forms of medical care necessary for the child.

   Home nursing care is often provided up to 24 hours per day for extended periods of time. The Company estimates that its pediatric patients require private duty nursing care for an average of eight months with length of daily care averaging approximately 10 hours. The Company's nurses emphasize education of the care givers of the child in order to maximize the independence of the child and the family. Through this educational process, the length of daily private duty care can be modified as the child's condition improves or stabilizes and the parents or care givers assume a more active role in the care of the child. Depending on the condition of the child and the orders of the attending physician, the Company may continue to provide nursing visits, respiratory therapy and other medical equipment services and pharmaceutical services after it discontinues private duty nursing care.

   The Company has approximately 3,399 registered or licensed pediatric nurses on its active nursing registries. Due to the special needs and acuity of care of pediatric patients generally, the Company requires that its nurses have training with pediatric patients. Most of the Company's nurses have expanded pediatric experience.

   Referral sources generally make arrangements for nursing services before making arrangements for other health care services such as equipment or infusion, prior to the discharge of a medically fragile child from the hospital. Consequently, a high quality nursing service can facilitate marketing of the Company's other pediatric product lines.

   Pediatric Respiratory Therapy Equipment and Services. The Company provides respiratory therapy equipment services to pediatric patients in the home. The services include (i) the rental, sale, delivery and setup in accordance with physician prescriptions of equipment, such as ventilators, oxygen concentrators, liquid oxygen systems, high pressure oxygen cylinders, apnea monitors and nebulizers, (ii) periodic evaluation and maintenance of the equipment and (iii) delivery and setup of disposable supplies necessary for the operation of the equipment. The Company's branch offices provide rental of home medical equipment as well as mail order programs for the provision of a broad range of home health care supplies. The Company provides these services to patients with a variety of conditions, including obstructive and restrictive pulmonary diseases, neurologically related respiratory problems, cystic fibrosis, congenital heart defects and cancer. The Company utilizes skilled registered respiratory therapists, certified respiratory therapy technicians, and other qualified health professionals to provide these services. The Company also provides training to patients and the families in equipment use and service through emergency on-call technicians.

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

   The Company provides a range of pharmacy and infusion therapies, including antibiotic and other anti-infective therapies, total parenteral nutrition therapy, pain management therapy, hemophilia therapy, immunomodular therapy and chemotherapy. The Company also provides specialty infusion therapies intended to meet the needs of patients with a variety of serious infections such as osteomyelitis, bacterial endocarditis, cellulitis, septic arthritis, wound infections, recurrent infections associated with the kidney and urinary tract, and AIDS. The Company also provides specialty infusion therapy to terminally or chronically ill patients suffering from acute or chronic pain, patients with impaired or altered digestive tracts due to gastrointestinal illness, patients suffering from various types of cancer, patients requiring treatment for congestive heart failure and patients with chronic conditions such as hemophilia, cystic fibrosis, juvenile rheumatoid arthritis, multiple sclerosis, and endocrinology disorders. The Company's specialty infusion therapy services are provided by its staff of licensed pharmacists and administered by its nursing staff. The Company currently supports the home infusion therapy market through its pharmacy locations.

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

   Prescribed Pediatric Extended Care ("PPEC"). The Company's PPEC centers are currently located in Florida and Georgia. The Company plans to open an additional center in Georgia during the second quarter of fiscal 2002. These centers provide, among other services, daily medical care and physical, occupational and other forms of therapy for medically fragile children. The children receive nursing supervision and/or physical and other therapies in a setting which allows for socialization and education of the children. The Company utilizes credentialed registered therapists to perform these services in the home or through the Company's pediatric day treatment centers.

  Young Adult and Geriatric Health Care Services

   The Company generally offers young adult patients health care equipment and pharmacy services similar to those provided to pediatric patients. The Company's young adult patients are being treated for disorders such as muscular dystrophy, cystic fibrosis, hemophilia, cardiovascular disorders and cancer, as well as serious disabilities from accidents and other forms of trauma involving spinal cord or other injuries. Few of these patients require private duty nursing services. Frequently, the Company's young adult patients receive home care as a continuation of a pediatric home care treatment regimen.

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

  Recruiting, Training and Retention of Professional Staff

   The Company's pediatric services are provided by skilled pediatric nurses and skilled respiratory therapists. Nurses generally have a minimum of one year prior NICU or PICU experience, a nursing license and current CPR certification. Each nurse must pass a written pediatric and medication exam and provide employment references. Therapists generally have a minimum of one year prior experience and current CPR certification, and must provide employment references as well. Under the Company's pediatric nursing training program, nurses are required to attend an orientation program where they are trained in aspects of home health care, such as equipment use, which differ from institutionally provided health care. If qualified, nurses receive additional training in the use of ventilators and other home respiratory equipment. The Company requires its nurses to attend continuing education sessions on safety and techniques in home health care. Further, the Company offers its nurses periodic continuing education courses and professional seminars on various topics in home health care to assist in the retention of qualified personnel. As of September 30, 2001, the Company had approximately 3,613 licensed or credentialed nurses, therapists, and pharmacists on its staff and active registries.

   To provide a qualified, reliable nursing and therapy services staff, the Company continuously recruits professional nurses and technical specialists, and trains and offers benefits and other programs to encourage retention of these professionals. The Company recruits primarily through advertising, employment fairs, direct contact with community groups and employment programs and uses bonuses and other benefit programs to encourage new employee referrals by existing employees. The Company has in the past recruited pediatric nurses who have cared for a patient in the hospital to continue to provide care for such patient in the home through part-time or full-time employment with the Company. However, the home health industry has been experiencing difficulties in recruiting qualified nurses due primarily to skills shortages and cutbacks in the number of student nurses and training programs. As a result, the Company has on staff a nurse recruiting specialist who provides support services to local nurse recruiting efforts to maximize their effectiveness. Furthermore, current indications suggest that the supply of licensed nurses will continue to decline in the foreseeable future.

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

   On May 26, 2001, the Company and all its branch offices were fully accredited by the Community Health Accreditation Program ("CHAP"). CHAP is a national leader in the accreditation of community-based organizations and has a keen understanding of the home health industry. CHAP offers "real world" based survey processes, standards, and expectations. CHAP is an independent subsidiary of the National League for Nursing ("NLN"). The NLN is known for its commitment to community education and excellence.

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

   Case Management. The Company employs case managers to ensure the cost-effective delivery of high quality care to many of the Company's highest acuity patients. The Company assigns a case manager to review the patient's insurance status to determine coverage and relevant reimbursement criteria. The case manager contacts the relevant third-party payors to negotiate the services that will be covered and the applicable rates. The case manager then communicates with the Company's billing and collection department to assist in accurate billing. The case manager also assists in resolving disputes that may arise between the Company and third-party payors.

   Clinical Coordination. The Company assigns a clinical coordinator to higher acuity patients, typically before the patient is discharged from the hospital. The clinical coordinator works with the physician, case manager or other referral source to arrange all home health care services needed by the patient.

  Sales and Marketing

   The Company obtains patient referrals primarily from case managers, neonatologists, pediatricians, pulmonologists, internists and other physicians, hospital discharge planners, community-based health care institutions and social service agencies. The Company markets its services to these referral sources through its managed care marketing personnel, sales and marketing personnel, branch office personnel and various media formats. The branch office directors coordinate the various sales and marketing activities at the branch office level. Branch office directors generally have a clinical background as registered nurses and/or therapists and, as such, they are able to describe and promote the Company's services to referral sources. The branch office directors attempt to cultivate relationships with their local referral sources through quality service, personal contacts and education about the appropriate role and benefits of the Company's services in the treatment of patients.

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

   The Company believes that CHAP accreditation of its branch offices is an important factor in its sales and marketing efforts. The Company also believes that its focus on pediatric health care services combined with management's experience in rendering these services provides the Company with a significant sales and marketing advantage.

  Billing and Collection

   The Company derives substantially all of its health care net revenue from commercial insurance, other private third-party payors, Medicare and Medicaid. The current reimbursement environment is complex, involving multiple payors with differing coverage and reimbursement policies. Management of accounts receivable, through effective billing, collection and reimbursement procedures, is critical to the financial success of health care service providers due to lengthy reimbursement periods. A delay in reimbursement could have a material adverse effect on the Company's financial condition. The Company's reimbursement specialists work closely with the branch offices and the payors. Each specialist is responsible for ensuring the adequacy of the documentation, submitting the documentation and claims to third-party payors and expediting payment.

  Branch Office Network

   The Company currently provides its health care services through a network of 121 branch offices located in 22 states, including satellite offices and branch office start-ups. The Company seeks to address local market needs through its branch office network. Each branch office conducts local marketing efforts, recruits personnel and coordinates patient care. The Company believes that the business of providing health care services is most effective if each branch office reacts to and meets the needs of the local community. The Company provides its branch office managers with training, comprehensive policies and procedures and standardized operating systems, while allowing them sufficient autonomy to address local needs.

  Corporate Compliance Program

   The Company's corporate compliance program has continued to focus its efforts in the areas of fraud and abuse, auditing and monitoring of regulatory compliance, training of Company employees and providing support and guidance for employees as they strive to be compliant with the rules, regulations and policies governing the Company. The Compliance Officer reports directly to the Company's Board of Directors. The Compliance Department has conducted audits in the areas of billing, payroll, and medical documentation at selected field locations throughout the Company. Additionally, the Compliance Officer has restructured the enrollment and provider number verification process. The compliance program has been active in establishing several training programs relating to proper documentation, and has provided inservice education regarding corporate compliance to substantially all employees. The compliance program has also been instrumental in the development and implementation of the Company's compliance efforts at the field level. In addition, the Company has established a toll-free Compliance Hotline to assist in its commitment to ethical conduct throughout the Company. The telephone number is (800) 408-4442. All employees, vendors, contractors and agents are encouraged to use this confidential means of communication to report any compliance issues.

  Management Information Systems

   The business of the Company is dependent in part upon its ability to input, store, retrieve, process and manage billing and collection information for each patient. The Company's internally-developed Encore system provides substantially all of the Company's locations with immediate access to patient, contract, and payor information and supports substantially all necessary billing, cash posting, and collection services. The Company has continued to make improvements in billing functionality to comply with payor contract requirements. The Company plans to extend electronic billing to more payors and product lines as part of the Company's Strategic Plan (the "Plan"). The Company currently has a project underway to improve the functionality of the nurse scheduling process.

   There can be no assurance that the Company's information systems will continue to perform as expected, or that further development will not be required. Failure of such systems to perform as expected could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   The following are the estimated percentages of the Company's net revenue from continuing operations attributable to reimbursement from various payors of the health care services the Company currently provides, for the periods presented:

                                               Year Ended    Year Ended
                                              September 30, September 30,
                    Payor                         2001          2000
                    -----                     ------------- -------------
Commercial Insurance and Other Private Payors       49%           50%
Medicaid and Other State Programs............       44%           43%
Medicare and Other Federal Programs..........        7%            7%
                                                   ---           ---
Total........................................      100%          100%
                                                   ===           ===

   During the past decade, federal and state governments and private payors have taken extensive steps intended to contain or reduce the costs of health care. These steps have included, among others, reduced reimbursement rates, changes in services covered, increased utilization review of services, negotiated prospective or discounted contract pricing and adoption of a competitive bid approach to service contracts. Cost containment efforts are expected to continue in the future. Home health care, which is usually less costly than hospital-based care, generally has benefited from certain of these cost containment efforts. As expenditures on home health care services grew, however, initiatives aimed at reducing the cost of health care delivery in non-institutional settings have increased. Many state Medicaid programs in an effort to contain the cost of health care and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Likewise, the federal government through legislation and regulation has acted repeatedly to limit expenditures for health care, including home health services and home medical equipment. More recently, this trend has reversed itself due to increased funding of select state Medicaid programs including additional funding to qualifying states for health coverage of uninsured children. This has translated into price increases in select Medicaid programs. However, a significant change in coverage or a reduction in payment rates for the types of services provided by the Company could have a material adverse effect upon the Company's business.

Laws and Regulations


   General. The Company's business is subject to extensive and frequently changing state and federal regulation. The Company is subject to state laws governing and regulating several aspects of its business, including home health care, durable medical equipment and home infusion therapy services (including certificates of need and licensure requirements in certain states) and dispensing, distributing and compounding of prescription products. The Company also is subject to certain state laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a financial relationship exists between a referring physician and the entity providing the service. Federal laws governing the Company's activities include regulation of pharmacy operations and regulation under the Medicare and Medicaid programs relating to, among other things, certification of home health agencies and reimbursement. In addition, federal fraud and abuse laws prohibit or restrict, among other things, the payment of remuneration to parties in a position to influence or cause the referral of patients or business, as well as the filing of false claims.

   The 1997 Balanced Budget Act (BBA 1997) contained provisions intended to significantly reduce Medicare reimbursement to the home health industry. According to the Congressional Budget Office (CBO) in 1997, the BBA 1997 changes in Medicare's home health reimbursement were designed to achieve savings of $16.2 billion over five years. Subsequent CBO projections, however, indicated that the resulting spending savings would be $47.9 billion over the same period. As a result, Congress acted quickly to modify the impact of BBA 1997. Additional federal legislation was signed into law on November 29, 1999 (the Medicare Balanced Budget Refinement Act of 1999) which curtailed somewhat the impact of BBA 1997 on the home health industry. On December 21, 2000, an approximately $35 billion Medicare "giveback" package was signed into law as part of H.R. 4577, the "Consolidated Appropriations Act, 2001." The Consolidated Appropriations Act, 2001 includes sweeping reimbursement and other policy changes intended to mitigate further the effects of reimbursement cuts contained in BBA 1997.

   These and any further changes in laws impacting home health, oxygen services and supplies could have an impact on the Company's business. The effect that these changes ultimately will have on the home health industry cannot be quantified at this time. There can be no assurance that these and other changes mandated by BBA 1997, even in view of the November 1999 Medicare Balanced Budget Refinement Act and the Consolidated Appropriations Act, 2001 will not adversely affect the business and financial condition of the Company.

   Medicare and Medicaid Regulations. As a provider of services to the Medicare and Medicaid programs, the Company is subject to federal and state laws and regulations governing reimbursement procedure and practices. These laws include the Medicare and Medicaid fraud and abuse statutes and regulations, which prohibit the payment or receipt of any form of remuneration in return for referring business or patients to providers of services for which payments are made by a government health care program. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Medicare and Medicaid programs and imprisonment. In addition, the Government enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), expanding the government's fraud and abuse enforcement powers. HIPAA, among other provisions, expands the Government's authority to prosecute fraud and abuse beyond Medicare and Medicaid to all payors; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted. These laws also include a prohibition on referrals contained in the Omnibus Budget Reconciliation Act of 1989 (Stark I), which prohibits referrals by physicians to clinical laboratories where the physician has a financial interest and further prohibitions contained in the Omnibus Budget Reconciliation Act of 1993 (Stark II), which prohibits such referrals for a more extensive range of services, including home health and the supply of durable medical equipment. In addition, various federal and state laws impose civil and criminal penalties against participants in the Medicare or Medicaid programs who make false claims for payment for services or otherwise engage in false billing practices.

   Many states also have statutes prohibiting the payment or receipt (or the offer of) anything of value in return for, or to induce, a referral for health care goods or services. In addition, there are several other statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these state laws vary from state to state, are often vague and have sometimes been interpreted inconsistently by courts and regulatory agencies. Private insurers and various state enforcement agencies have also increased their scrutiny of health care providers' practices and claims, particularly in the home health and home medical equipment sectors.

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

   Medicare Certification. Federal regulations governing the Medicare program are also applicable to the Company. Regulations for Medicare reimbursement include an annual review of health care operations and personnel and provide criteria for coverage and reimbursement. The Company is Medicare certified to provide nursing services in 13 states, as required.

   Permits and Licensure. Many states require licensure of companies providing pharmacy services, home health care services, home infusion therapy products and services and other products and services of the type offered by the Company. The Company currently is licensed as a home health agency in 13 states, is licensed as a home care agency in 12 states and is licensed as a pharmacy in seven states. The Company provides unit dose medications by mail order to various states. The Company has obtained or, in certain cases, is in the process of obtaining, licenses for its mail order services from such states.

   Certificates of Need. A number of states require companies providing home health care services, home infusion therapy and other services of the type offered by the Company to have a certificate of need issued by the state's health planning agency. Certificates of need are often difficult to obtain and in many instances are not obtainable at all (because an area is determined to be adequately served by existing providers or for other reasons). If the Company commences operations in a state, or expands its operations in a state where it is currently operating, and those operations require a certificate of need, the Company will be required to obtain such certificates of need with respect to those operations. The Company currently has certificates of need in five states. There can be no assurance that the Company will be able to obtain other required certificates of need, and, if so required, the Company will incur expenses in connection with attempting to obtain a certificate of need.

   HIPAA. HIPAA mandates for all health care providers, payors and clearinghouses, standardization in the use, storage and transfer of electronically transmitted personally identifiable health care information. It also gives patients greater access to their own medical records and more control over how their personal health information is used. HIPAA additionally requires that health care providers, payors and clearing houses adopt detailed new procedures for insuring the privacy and security of electronically transmitted health care information. While the standard transaction and data-set regulations and privacy regulations have been finalized, security regulations are not yet final, and a delay in the latter may postpone the effective date of the transaction standards and data-set rules. The regulations which are final give health care providers a period of 26 months from the effective date of the final rules to achieve compliance with the rules' requirements. The effect of HIPAA's regulation of electronically transmitted health care information is not yet fully known, since a portion of the regulations remain in proposed form only, since compliance is not mandated until October 2002 for security of electronically transmitted health care information and February 2003 for privacy information, and because further amendment of the regulations is likely. There can be no assurance that these and other changes will not materially and adversely affect the business and financial condition of the Company.

   During fiscal 2001, the Company organized a committee to coordinate the implementation of the HIPAA regulations. The committee appointed a privacy officer and a security officer, and established a timeline for full implementation of the guidelines by the mandated deadline of April 2003.

   Excluded Providers. Information about individuals and other health care providers who have been sanctioned or excluded from participation in government reimbursement programs is readily available on the Internet, and all health care providers, including the Company, are held responsible for carefully screening entities and the individuals they employ or do business with, to avoid contracting with an excluded provider. The federal government may impose sanctions, including financial penalties, on companies that contract with excluded providers.

   Changes in the law or new interpretations of existing laws could have an adverse effect on the Company's methods and costs of doing business. Further, failure of the Company to comply with such laws could adversely affect the Company's ability to continue to provide, or receive reimbursement for, its equipment and services, and also could subject the Company and its officers and employees to civil and criminal penalties. There can be no assurance that the Company will not encounter regulatory impediments that could adversely affect its ability to open new branch offices and to expand the services currently provided at its existing branch offices.

Health Care Reform

   In recent years, the health care industry has undergone significant changes driven by various efforts to reduce costs, including efforts at national health care reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of health care distribution companies and collective purchasing arrangements by office-based health care practitioners. The impact of third-party pricing pressures and low barriers to entry have dramatically reduced profit margins for health care providers. Continued growth in managed care and capitated plans has pressured health care providers to find ways of becoming more cost competitive. This has also led to consolidation of health care providers in the Company's market areas. The Company's potential inability to react effectively to these and other changes in the health care industry could adversely affect its operating results. The Company cannot predict whether any health care reform efforts will be enacted and what effect any such reforms may have on the Company or its customers and payors.

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

   These and any further changes in laws impacting oxygen services and supplies could also have an impact on the Company's business. In addition, the effect that these changes ultimately will have on the home health industry cannot be quantified at this time. There can be no assurance that these and other changes mandated by BBA 1997, even in view of the November 1999 Medicare Balanced Budget Refinement Act and the Consolidated Appropriations Act, 2001 will not adversely affect the business and financial condition of the Company.

Competition

   Pediatric and Other Health Care. The markets for the Company's health care services are highly competitive and are divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. In addition to competing with other home health care companies focusing on providing services to pediatric patients, the Company competes with several large national home health care companies that, while not focusing primarily on the pediatric patient, provide pediatric home health care services as part of a broader service offering. Certain of the Company's competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than the Company and may, in certain locations, possess licenses or certificates that permit them to provide services that the Company cannot currently provide. There can be no assurance that the Company will not encounter increased competition in the future that could limit the Company's ability to maintain or increase its business and could adversely affect the Company's operating results.

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

Employees

   As of September 30, 2001, the Company's health care and related services operations employed, or had on registry, approximately 3,613 licensed or credentialed nurses, therapists and pharmacists, and approximately 922 full-time employees and 225 part-time employees. The Company believes that its relationship with its employees is good.

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

ITEM 2. PROPERTIES

   The Company's principal executive offices are located in Norcross, Georgia and consist of approximately 60,000 square feet of office space. The lease term on the facility expires in 2008. The Company's health care operations include 121 branch offices in 22 states, including satellite offices and branch office start-ups. Branch offices typically are located in office parks or complexes and average approximately 2,500 square feet. Generally, each health care facility is a combination warehouse and office. Lease terms on branch offices are generally three years or less. Lease terms on PPEC centers tend to be for seven to ten years to fully amortize required improvements. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

ITEM 3. LEGAL PROCEEDINGS

   On March 11, 1999, a putative class action complaint was filed against the Company in the United States District Court for the Northern District of Georgia. The Company and certain of its then current officers and directors were named as defendants. To the Company's knowledge, no other putative class action complaints were filed within the 60-day time period provided for in the Private Securities Litigation Reform Act. The plaintiffs and their counsel were appointed lead plaintiffs and lead counsel, and an amended complaint was filed on or about July 22, 1999. In general, the plaintiffs allege that prior to the decline in the price of the Company's Common Stock on July 28, 1998, there were violations of the Federal Securities Laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures principally related to its reporting of accounts receivable and the allowance for doubtful accounts. The amended complaint purports to expand the class to include all persons who purchased the Company's Common Stock during the period from July 29, 1997 through and including July 29, 1998. On October 8, 1999, the Company and the individuals named as defendants moved to dismiss the amended complaint on both substantive and procedural grounds. On March 30, 2000, the Court denied the motions to dismiss. On May 15, 2000, the Company and the individuals named as defendants filed their answer, denying liability.

   On February 27, 2001, Plaintiffs' Motion for Class Certification was granted by the court. Fact discovery in the case closed on July 31, 2001, with a period of expert discovery to follow.

   On September 5, 2001, Plaintiffs' moved for leave to file a Second Amended Complaint and to expand the class period. The proposed Second Amended Complaint purported to expand the class to include all persons who purchased the Company's stock between November 11, 1996 and July 28, 1998. The Company and the individual defendants filed their opposition to plaintiff's motion on September 24, 2001 and the Court denied Plaintiffs' Motion on October 12, 2001.

   The Plaintiffs, the Company and the individual Defendants intend to mediate this case in December, 2001. Should mediation efforts fail, the parties expect to resume expert discovery. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the Federal Securities Laws. The complaint does not specify an amount or range of damages that the plaintiffs are seeking.

   On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, Kids & Nurses, Inc. In the original complaint, in general, the plaintiffs alleged that the defendants violated Federal and Tennessee Securities Laws and committed common law fraud in connection with the Company's purchase of Kids and Nurses, Inc. in November, 1997. The plaintiffs seek actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorneys' fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal Securities Laws, and added claims under Georgia's securities laws. The plaintiffs also filed a brief in response to the Company's motion to dismiss. On February 1, 2000, the defendants filed an amended motion to dismiss addressing the allegations of the amended complaint. On March 29, 2001, the motion to dismiss was denied without prejudice pending a ruling by the Tennessee Supreme Court on an unrelated case. On May 2, 2001, the Company and the individuals named as defendants, filed their answer, denying liability. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of any applicable Federal or State securities laws, or any other applicable law.

   In the opinion of the Company's management, the ultimate disposition of these two lawsuits should not have a material adverse effect on the Company's financial condition or results of operations, however, there can be no assurance that the Company will not sustain material liability as a result of or related to these lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of the Company's fiscal year ended September 30, 2001, no matter was submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company including their ages as of the date of this Annual Report of Form 10-K, their principal occupations for at least the past five years, the year in which each was elected and any directorships held by them in other public companies.

   Joseph D. Sansone (58) has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its formation in 1989. From 1987 until the formation of the Company, Mr. Sansone was President of Ambulatory Services of America, Inc. ("ASA"), a wholly-owned subsidiary of Charter Medical, the Company's former parent. Prior to joining Charter Medical, Mr. Sansone was employed by American Medical International, Inc. ("AMI"). From 1985 to 1987, Mr. Sansone also served as Vice President of AMI Home Health Equipment Centers, a division of AMI specializing in durable medical equipment sales and rentals.

   James M. McNeill (43) joined the Company in 1996. Mr. McNeill has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since April, 1999. Mr. McNeill served as Chief Accounting Officer of the Company from July, 1997 to April, 1999. Prior to joining the Company, Mr. McNeill was employed in a senior financial management position in the agribusiness industry from 1991 to 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   At November 30, 2001, there were approximately 90 shareholders of record and an estimated 1800 beneficial owners holding stock in nominee or "street" name. The Company has paid no dividends on its Common Stock. The Company intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Price Range of Common Stock

   The Company's Common Stock currently trades on the Nasdaq National Market under the Symbol "PSAI". The following table sets forth the quarterly high and low closing sale prices for the Common Stock for the periods indicated through September 30, 2001.

                                                 High   Low
                                                 ----- -----
                   2001
                   First Quarter................ $5.00 $3.19
                   Second Quarter............... $5.68 $4.44
                   Third Quarter................ $5.15 $4.70
                   Fourth Quarter............... $6.95 $5.00
                   2000
                   First Quarter................ $1.47 $0.72
                   Second Quarter............... $2.00 $0.75
                   Third Quarter................ $2.75 $1.25
                   Fourth Quarter............... $4.81 $1.63

ITEM 6. SELECTED FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA

                                                                        Year ended September 30,
                                                            ------------------------------------------------
                                                              2001      2000      1999      1998      1997
                                                            --------  --------  --------  --------  --------
                                                                  (in thousands, except per share data)
Statement of operations data(1):
Net revenue................................................ $184,090  $186,366  $214,353  $222,182  $177,979
Operating salaries, wages and employee benefits............   83,472    85,661   103,687   109,720    86,903
Other operating costs......................................   66,994    68,205    74,785    73,339    52,613
Corporate, general and administrative......................   18,021    18,551    18,509    16,370    12,885
Provision for doubtful accounts............................    2,866     6,382    21,587    22,963     6,239
Depreciation and amortization..............................    7,272     8,050     8,826     7,824     5,924
Impairment of intangible assets............................       --        --    29,464        --        --
                                                            --------  --------  --------  --------  --------
Operating income (loss)....................................    5,465      (483)  (42,505)   (8,034)   13,415
Interest income............................................      607       575        --        --        --
Interest expense...........................................   (4,013)   (7,609)  (14,912)   (8,956)   (3,534)
Loss on sale of business...................................       --        --    (1,041)       --        --
Other income...............................................       32        61       581        --        --
                                                            --------  --------  --------  --------  --------
Income (loss) from continuing operations, before minority
 interest, income tax expense (benefit)....................    2,091    (7,456)  (57,877)  (16,990)    9,881
Minority interest in loss of subsidiary....................       --        --       174        68       119
                                                            --------  --------  --------  --------  --------
Income (loss) from continuing operations, before income tax
 expense (benefit).........................................    2,091    (7,456)  (57,703)  (16,922)   10,000
Income tax (benefit) expense...............................       --        --        --    (7,205)    4,014
                                                            --------  --------  --------  --------  --------
Income (loss) from continuing operations...................    2,091    (7,456)  (57,703)   (9,717)    5,986
Income from discontinued operations, net of tax............       --        --     2,581     3,425     1,269
Gain on disposal of discontinued operations................       --    25,802        --        --        --
                                                            --------  --------  --------  --------  --------
Income (loss) before extraordinary item....................    2,091    18,346   (55,122)   (6,292)    7,255
Extraordinary item, gain on early extinguishment of debt...    3,396    10,299        --        --        --
                                                            --------  --------  --------  --------  --------
Net income (loss).......................................... $  5,487  $ 28,645  $(55,122) $ (6,292) $  7,255
                                                            ========  ========  ========  ========  ========
Denominator share data:
Denominator for basic income (loss) per share-weighted
 average shares............................................    6,683     6,655     6,652     6,911     6,257
Effect of dilutive securities:
Stock options..............................................      252        --        --        --       189
                                                            --------  --------  --------  --------  --------
Denominator for diluted income (loss) per share-adjusted
 weighted average shares...................................    6,935     6,655     6,652     6,911     6,446
                                                            ========  ========  ========  ========  ========
Income (loss) per share data(2):
Basic net income (loss) per share data:
Income (loss) from continuing operations................... $   0.31  $  (1.12) $  (8.67) $  (1.41) $   0.96
Income from discontinued operations, net of tax............       --        --      0.38      0.50      0.20
Gain on disposal of discontinued operations................       --      3.87        --        --        --
Extraordinary item.........................................     0.51      1.55        --        --        --
                                                            --------  --------  --------  --------  --------
Net income (loss).......................................... $   0.82  $   4.30  $  (8.29) $  (0.91) $   1.16
                                                            ========  ========  ========  ========  ========
Diluted net income (loss) per share data:
Income (loss) from continuing operations................... $   0.30  $  (1.12) $  (8.67) $  (1.41) $   0.93
Income from discontinued operations, net of tax............       --        --      0.38      0.50      0.20
Gain on disposal of discontinued operations................       --      3.87        --        --        --
Extraordinary item.........................................     0.49      1.55        --        --        --
                                                            --------  --------  --------  --------  --------
Net income (loss).......................................... $   0.79  $   4.30  $  (8.29) $  (0.91) $   1.13
                                                            ========  ========  ========  ========  ========
Balance sheet data:
Working capital............................................ $ 30,559  $ 34,339  $ 60,609  $ 75,381  $ 62,193
Total assets...............................................   97,298   105,593   177,631   234,072   153,834
Long-term obligations, net of current portion..............   32,377    45,489   137,297   127,787    65,012
Total stockholders' equity.................................   41,150    35,531     6,886    63,683    61,680

--------
(1) All amounts have been restated to reflect the Company's paramedical testing business, Paramedical Services of America, Inc., as a discontinued operation.
(2) All earnings per share information has been restated to conform with Financial Accounting Standards Board ("FASB") Statement No. 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with Selected Consolidated Financial Data and the audited Consolidated Financial Statements of the Company included in this report.

Recent Developments

   During fiscal 2001, the Company and its senior management realized substantial progress in achieving the goals of the Strategic Plan (the "Plan"). The Company addressed issues involving significant elements of the Plan including: revenue growth, cash flow, risk management and payor contract pricing.

   The recent changes to the sales and marketing program appear to be improving its effectiveness. The addition of regional managed care sales personnel coupled with the branch office directors' initiatives have demonstrated improvements in select markets. Management continues to focus on select key markets with unfulfilled market share potential.

   The Company continues to experience improvement in unstaffed nursing private duty hours and visits in certain markets. However, on a consolidated basis the Company did not see sequential improvement in unstaffed nursing hours. In an effort to maximize total hours staffed, the Company has implemented a management reporting tool that includes self reporting of branch office activity. The tool provides information regarding total hours ordered by payors, total hours declined and case hours staffed and unstaffed. The total hours declined category measures nursing hours that, although ordered, were declined by the intended recipient due to various reasons including rehospitalizations, family vacations and doctor's appointments. Branch office directors are responsible for reporting these activities and the related explanations to the Company's senior management.

   The following table represents the approximate total hours for the time periods indicated:

                                                              Total    Total
                                             Total   Total    case     case
                                             hours   hours    hours    hours
                                            ordered declined staffed unstaffed
                                            ------- -------- ------- ---------
  Rolling 13 weeks ended June 28, 2001..... 943,198 105,680  765,722  71,796
  Rolling 13 weeks ended September 27, 2001 934,573 100,425  749,901  84,247

   During the fourth quarter of fiscal year 2001, the Company became aware of ongoing changes in the infusion drug delivery alternatives available to various payors. If some of these alternatives are selected by various payors, there could be significant reductions to the Company's pharmacy revenues. In addition, the Company was exposed to significant revenue fluctuations with change in service or usage levels to a limited number of hemophilia factor patients. Such changes occurred during the fourth quarter of fiscal 2001, and the Company experienced a reduction in its pharmacy revenues.

   During the fourth quarter of fiscal year 2001, the Company continued to generate positive cash flow from operations which enabled it to make two debt repurchases. The first occurred in August 2001, at which time the Company repurchased $0.7 million principal amount of the $75.0 million 10% Senior Subordinated Notes due 2008 (the "Notes") for $0.5 million cash plus accrued interest. The gain is reflected as an extraordinary item in the consolidated statements of operations. The second occurred in the first quarter of fiscal 2002 at which time the Company repurchased $5.0 million principal amount of the Notes for $4.5 million cash plus accrued interest. The gain on this repurchase will be reflected as an extraordinary item in the Company's financial statements for the first quarter of fiscal 2002.

   The Company's existing Amended and Restated Loan Security Agreement expired November 1, 2001. The Company is currently assessing alternatives for senior debt financing. Such financing will be pursued as needed.

   As the Company was finalizing the renewal of its Risk Insurance Program, the impact of the events of September 11, 2001 was evident in the pricing by a number of insurance carriers. The Company received from a number of insurance carriers rate quotes which were substantially higher than the rates the Company had previously paid. Faced with declining coverage and increased pricing for all property and casualty lines of insurance, the Company determined it was necessary to select insurance coverage with higher deductibles and premiums than previously maintained. In addition, the Company's workers' compensation program's collateral requirements were significantly increased in both form and amount. As a result, the Company has agreed to post $2.2 million cash collateral in a third party escrow account to secure a surety bond to satisfy these requirements.

   The Company's management assesses its various growth opportunities, ranging from evaluation of acquisition alternatives in key markets, geographical expansion through the use of start-up branch offices and the marketing impact on existing branch office growth, in order to ration capital available from operations.

Results of Operations

   Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required in recording net revenue. Inherent in these estimates is the risk that net revenue will have to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management.

   The following table sets forth, for the periods indicated, the percentage of net revenue for continuing operations represented by the following items:

                                                                   Year Ended September 30,
                                                                   ----------------------
                                                                    2001    2000    1999
                                                                   -----   -----    -----
Net revenue....................................................... 100.0%   100.0%  100.0%
Operating salaries, wages and employee benefits...................  45.3     46.0    48.4
Other operating costs.............................................  36.4     36.6    34.9
Corporate, general and administrative.............................   9.8      9.9     8.6
Provision for doubtful accounts...................................   1.6      3.4    10.1
Depreciation and amortization.....................................   3.9      4.3     4.1
Impairment of intangible assets...................................    --       --    13.7
                                                                   -----   -----    -----
Operating income (loss)...........................................   3.0     (0.2)  (19.8)
Interest income...................................................   0.3      0.3      --
Interest expense..................................................  (2.2)    (4.1)   (7.0)
Loss on sale of business..........................................    --       --    (0.5)
Other income......................................................    --       --     0.3
                                                                   -----   -----    -----
Income (loss) from continuing operations, before minority interest   1.1     (4.0)  (27.0)
Minority interest in loss of subsidiary...........................    --       --    (0.1)
                                                                   -----   -----    -----
Income (loss) from continuing operations..........................   1.1%    (4.0)% (26.9)%
                                                                   =====   =====    =====

Fiscal 2001 Compared to Fiscal 2000

   Net revenue decreased $2.3 million, or 1%, to $184.1 million in fiscal 2001 from $186.4 million in fiscal 2000. In part, the reduction in net revenue reflects the continued efforts to reduce non-core and/or non-profitable products and services consistent with the Plan. In addition, the Company's investment in sales and marketing resources in the core respiratory programs failed to contribute significantly to the net revenues for fiscal 2001. Pediatric home health care net revenue increased $3.0 million primarily due to the Company's growth in its core products including private duty nursing. Adult health care net revenue decreased $5.3 million for fiscal 2001, primarily as a result of the reduction in non-core services to the pharmacy and respiratory therapy/home medical equipment patients. In fiscal 2001, the Company derived approximately 49% of its net revenue from commercial insurers and other private payors, 44% from Medicaid and 7% from Medicare.

   Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $2.2 million, or 3%, to $83.5 million in fiscal 2001 from $85.7 million in fiscal 2000. The Company continues to monitor its wage and benefit increases and staffing levels. As a percentage of net revenue, operating salaries, wages and employee benefits for fiscal 2001 decreased to 45% from 46% in fiscal 2000.

   Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs decreased $1.2 million, or 2%, to $67.0 million in fiscal 2001, from $68.2 million in fiscal 2000. The Company realized cost savings from procurement controls implemented in fiscal 2001. As a percentage of net revenue, other operating costs for fiscal 2001, decreased to 36% from 37% in fiscal 2000.

   Corporate, general and administrative costs decreased $0.5 million, or 3%, to $18.0 million in fiscal 2001, from $18.6 million in fiscal 2000. The Company continued to reduce costs associated with various professional service fees. As a percentage of net revenue, corporate, general and administrative costs for fiscal 2001, decreased slightly compared to fiscal 2000.

   Provision for doubtful accounts decreased $3.5 million, or 55%, to $2.9 million in fiscal 2001, from $6.4 million in fiscal 2000. The decrease was caused by improved cash collections throughout 2001 as a result of billing process refinements and implemented changes in cash collection procedures.

   Depreciation and amortization decreased $0.8 million, or 10%, to $7.3 million in fiscal 2001 from $8.0 million in fiscal 2000. As a percentage of the Company's net revenue, depreciation and amortization costs for fiscal 2001 decreased slightly compared to fiscal 2000.

   Interest expense decreased $3.6 million, or 47%, to $4.0 million in fiscal 2001, from $7.6 million in fiscal 2000. The Company's average debt outstanding decreased $31.4 million from the prior fiscal year.

   Interest income increased slightly in fiscal 2001 as compared to fiscal 2000. The Company invested its excess cash balances in highly liquid investments.

   For fiscal 2001, the Company had a current income tax expense of $0.8 million which was offset by the reduction of the valuation allowance related to the deferred tax asset resulting in zero income tax expense. The Company recorded a partial valuation allowance against the net deferred tax assets as of September 30, 2001. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies. Management concluded that the net deferred tax asset required a partial valuation allowance as of September 30, 2001.

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

Liquidity and Capital Resources

   Subject to the prescribed calculation of availability of the Amended and Restated Loan Security Agreement, the Lender shall make available a total credit facility of up to $30.0 million. The calculated availability is based on the Company's accounts receivable. The calculation contemplates factors including: age of the accounts receivable, payor eligibility, refundable amounts, unbilled accounts receivable, and letter of credit obligations. At September 30, 2001, the calculated availability was $24.8 million. The total credit facility is comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit.

   In connection with the Amended and Restated Loan Security Agreement, the Company incurred loan costs of approximately $0.3 million in fiscal 2000. These costs included amendment fees, legal and professional fees.

   The Amended and Restated Loan Security Agreement expired on November 1, 2001. The Company is currently assessing alternatives for additional senior debt financing. Such financing will be pursued as needed.

   During fiscal 2001, the Company completed a series of transactions to repurchase a total of $13.1 million of the Notes for $9.3 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of $3.4 million is reflected as an extraordinary item in the consolidated statements of operations.

   At September 30, 2001, total borrowings under the Notes were approximately $32.4 million.

   On October 9, 2001, the Company completed a transaction to repurchase $5.0 million of the Notes for $4.5 million cash, plus accrued interest. The gain (net of the write off of the related deferred financing fees) of $0.4 million will be reflected as an extraordinary item in the consolidated statements of operations for the three months ended December 31, 2001.

   The Indenture under which the Notes were issued allows the Company to repurchase the Notes at its discretion. All bids to repurchase have been based upon a number of factors including: cash availability, interest rates on invested cash, other capital investment alternatives, and relative ask prices quoted by the market maker. Each decision by the Company to repurchase has been arrived at independently using the above criteria and the Company does not have a formal plan in place to repurchase the Notes. Further, the fair market value of the Notes has increased throughout fiscal year 2001, making future repurchases of the Notes less likely.

   Cash collections as a percentage of net revenue for the three months ended September 30, 2001 and 2000 were 97% and 109%, respectively. The organizational restructuring of the Company's reimbursement process continues and indications of progress to date are positive. While management anticipates that continued implementation of the Plan will achieve the desired results, there can be no assurance that this will result in the Company realizing operating improvements and improved cash flow.

   The Company's investments in property and equipment are attributable largely to purchases of medical equipment rented to patients, computer equipment, software development and communication hardware. The Company anticipates future capital expenditures for enhancements of existing technology. However, the Company does not anticipate these capital expenditures to be significant.

   As a result of operating in the health care industry, the Company's business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of September 30, 2001, this insurance coverage is provided under a "claims-made" policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company's insurance policy will be adequate. In addition, while the Company has been able to obtain various forms of insurance in the past, such insurance varies in coverage, cost, collateral requirements, and is difficult to obtain and may or may not be available in the future on acceptable terms.

   In addition, the Company is subject to accident claims arising out of the normal operation of its fleet of vans and small trucks, and maintains insurance intended to cover such claims. A successful claim against the Company in excess of the Company's insurance coverage could have an adverse effect upon the Company's business. Claims against the Company, regardless of their merits or eventual outcome also may have an adverse effect upon the Company's reputation and business.

   Management currently believes that its liquidity position will be adequate to satisfy the Company's working capital requirements, selected potential acquisitions, workers' compensation collateral requirements, and income tax payments.

Variation in Quarterly Operating Results

   The Company's quarterly results may vary significantly depending primarily on factors such as rehospitalizations of patients, the timing of new branch office openings and pricing pressures due to legislative and regulatory initiatives to contain health care costs. Because of these factors, the Company's operating results for any particular quarter may not be indicative of the results for the full fiscal year.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company faces a number of market risk exposures including risks related to cash and cash equivalents, accounts receivable and interest rates. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current environment in the health care industry. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, individuals and the diversity of geographic locations in which the Company operates.

   The Company's Notes issued in 1998, have a fixed coupon rate of 10%. The fair value of the Company's Notes is subject to change as a result of changes in market prices or interest rates. The Company estimates potential changes in the fair value of interest rate sensitive financial instruments based on the hypothetical increase (or decrease) in interest rates. The Company's use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account other factors such as the Company's financial performance and credit ratings.

   Based on a hypothetical immediate 150 basis point increase in interest rates at September 30, 2001 and 2000, the market value of the Company's Notes would be reduced by approximately $1.9 million and $2.2 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company's Notes outstanding at September 30, 2001 and 2000 of approximately $2.1 million and $2.4 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements and supplemental schedule of the Company and the notes thereto as of September 30, 2001 and 2000, and for each of the three years in the period ended September 30, 2001, together with the independent auditors' report thereon are set forth on pages 32-55 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   During the past two fiscal years and the period from October 1, 2001 to the date hereof, the Company has not changed its independent auditors, and there have been no reportable disagreements with the Company's auditors regarding accounting principles or practices or financial disclosure matters.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to the directors of the Company set forth under the captions "Proposal 1--Election of Directors--Nominees for Election as Directors at the 2002 Annual Meeting" and "Proposal 1--Election of Directors--Continuing Directors of the Company" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders ("2002 Proxy Statement") is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Information regarding compliance by the directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption "Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Information relating to management compensation set forth under the captions "Proposal 1--Election of Directors--Directors' Compensation and Attendance", "Executive Compensation" and "Stock Performance Graph" in the Company's 2002 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled "Executive Compensation--Report of the Compensation Committee of the Board of Directors on Executive Compensation" which specifically is not so incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons as set forth under the caption "Stock Ownership" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and transactions between the Company and certain of its affiliates as set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Documents Filed as Part of this Report.

      (1) Financial Statements

          The consolidated financial statements of the Company and the related report of independent auditors thereon which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

          . Consolidated Balance Sheets as of September 30, 2001 and 2000.

          . Consolidated Statements of Operations for the years ended September
            30, 2001, 2000 and 1999.

          . Consolidated Statements of Stockholders' Equity for the years ended
            September 30, 2001, 2000 and 1999.

          . Consolidated Statements of Cash Flows for the years ended September
            30, 2001, 2000 and 1999.

          . Notes to Consolidated Financial Statements.

      (2) Financial Statement Schedules

          The financial statement schedule referred to in Item 8 is described in the "Index to Financial Statement Schedule" included in this Report on page 54. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3) Exhibits

          The following exhibits are filed with this Report. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 310 Technology Parkway, Norcross, Georgia 30092-2929. There is a charge of $.50 per page to cover expenses for copying and mailing.

10(p) Non-Qualified Deferred Compensation Plan, Amendment, No. 1, dated January 27, 2000, filed herewith.

10(q) Non-Qualified Deferred Compensation Plan, Amendment, No. 2, dated May 25, 2001, filed herewith.

10(r) Non-Qualified Deferred Compensation Plan, Amendment, No. 3, dated September 19, 2001, filed herewith.

10(s) Non-Qualified Deferred Compensation Plan, Amendment, No. 4, dated September 19, 2001, filed herewith.

21    Subsidiaries of the Company, filed herewith.

23.1  Consent of Independent Auditors, Ernst & Young LLP, filed herewith.

25    Powers of Attorney, filed herewith.

   (b) Reports on Form 8-K

          During the quarter ended September 30, 2001, the Company did not file any Current Reports on Form 8-K.

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

 2.1 Rights Agreement dated September 22, 1998, by and between Mellon Shareholder Services, LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on
     Form 8-K, dated September 22, 1998).

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

 4.1 Indenture dated as of April 16, 1998, relating to the $75 million 10% Senior Subordinated Notes due 2008, Series A (incorporated by reference to Exhibit 4.1 of the Company's Registration
     Statement on Form S-4 filed on May 6, 1998).

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

     (o) Employment Agreement, dated September 27, 2000 between the Company and John M.
         Harrington, (incorporated by reference to Exhibit 10.9(o) to the Company's Annual Report on
         Form 10-K for the fiscal year ended September 30, 2000).

     (p) Non-Qualified Deferred Compensation Plan, Amendment, No. 1, dated January 27, 2000, filed herewith.

     (q) Non-Qualified Deferred Compensation Plan, Amendment, No. 2, dated May 25, 2001, filed herewith.

     (r) Non-Qualified Deferred Compensation Plan, Amendment, No. 3, dated September 19, 2001, filed herewith.

     (s) Non-Qualified Deferred Compensation Plan, Amendment, No. 4, dated September 19, 2001, filed herewith.

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth on December 5, 2001.

             Signature                                 Title                       Date
             ---------                                 -----                       ----

         /s/ Joseph D. Sansone          Chairman of the Board of Directors,  December 5, 2001
-----------------------------------       President and Chief Executive
         Joseph D. Sansone                Officer (Principal Executive
                                          Officer)

       /S/ JAMES M. MCNEILL             Senior Vice President, Chief         December 5, 2001
-----------------------------------       Financial Officer, Secretary and
         James M. McNeill                 Treasurer (Principal Financial and
                                          Accounting Officer)

                 *                      Director                             December 5, 2001
-----------------------------------
          Michael J. Finn

                 *                      Director                             December 5, 2001
-----------------------------------
         Robert P. Pinkas

                 *                      Director                             December 5, 2001
-----------------------------------
         Edward K. Wissing

                 *                      Director                             December 5, 2001
-----------------------------------
        Michael E. Axelrod

*By:  /S/ JAMES M. MCNEILL                                                   December 5, 2001
-----------------------------------
         James M. McNeill
        (Attorney in Fact)

                      PEDIATRIC SERVICES OF AMERICA, INC.

                         INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets.................... 33

Consolidated Statements of Operations.......... 35

Consolidated Statements of Stockholders' Equity 36

Consolidated Statements of Cash Flows.......... 37

Notes to Consolidated Financial Statements..... 38

Report of Independent Auditors................. 53

                      PEDIATRIC SERVICES OF AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,
                                                                             --------------------------
                                                                                 2001          2000
                                                                             ------------  ------------
                                  ASSETS
                                  ------
Current assets:
   Cash and cash equivalents................................................ $ 15,259,465  $ 14,911,637
   Accounts receivable, less allowances for doubtful accounts of $5,520,000
     and $7,628,000, respectively...........................................   31,455,652    35,388,737
   Prepaid expenses.........................................................      893,088       656,163
   Deferred income taxes....................................................    1,778,531     3,791,927
   Inventory................................................................    4,707,855     2,442,803
   Other current assets.....................................................      235,656       614,181
                                                                             ------------  ------------
Total current assets........................................................   54,330,247    57,805,448

Property and equipment:
   Home care equipment held for rental......................................   28,751,745    27,831,087
   Furniture and fixtures...................................................   10,572,269    10,226,324
   Vehicles.................................................................      725,178       750,480
   Leasehold improvements...................................................    1,221,552     1,039,058
                                                                             ------------  ------------
                                                                               41,270,744    39,846,949
   Accumulated depreciation and amortization................................  (32,314,892)  (27,998,818)
                                                                             ------------  ------------
                                                                                8,955,852    11,848,131
Other assets:
   Goodwill, less accumulated amortization of $9,613,000 and $7,386,000,
     respectively...........................................................   31,705,807    33,932,965
   Certificates of need, less accumulated amortization of $505,000 and
     $404,000, respectively.................................................      167,191       268,856
   Deferred financing fees, less accumulated amortization of $701,000 and
     $549,000, respectively.................................................      786,958     1,419,264
   Noncompete agreements, less accumulated amortization of $1,110,000 and
     $1,084,000, respectively...............................................       50,000        76,111
   Other....................................................................      252,678       241,976
   Deferred income taxes....................................................    1,049,415            --
                                                                             ------------  ------------
                                                                               34,012,049    35,939,172
                                                                             ------------  ------------
Total assets................................................................ $ 97,298,148  $105,592,751
                                                                             ============  ============

                            See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                   CONSOLIDATED BALANCE SHEETS--(Continued)

                                                                                         September 30,
                                                                                   -------------------------
                                                                                      2001          2000
                                                                                   -----------  ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable............................................................... $ 5,610,593  $  5,476,809
   Accrued compensation...........................................................   5,756,921     5,513,140
   Income taxes...................................................................     497,821       610,239
   Accrued insurance..............................................................   6,086,184     5,001,839
   Other accrued liabilities......................................................   5,162,321     6,178,733
   Deferred revenue...............................................................     620,656       618,086
   Current maturities of long-term obligations to related parties.................      25,000        50,000
   Current maturities of long-term obligations....................................      11,524        17,673
                                                                                   -----------  ------------
Total current liabilities.........................................................  23,771,020    23,466,519
Long-term obligations to related parties, net of current maturities...............      25,000        50,000
Long-term obligations, net of current maturities..................................  32,352,262    45,438,601
Deferred income taxes.............................................................          --     1,106,451

Stockholders' equity:
   Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued
     and outstanding..............................................................          --            --
   Common stock, $.01 par value, 80,000,000 shares authorized, 6,711,256 and
     6,658,305 shares issued and outstanding in 2001 and 2000, respectively.......      67,113        66,583
   Additional paid-in capital.....................................................  48,493,011    48,362,619
   Accumulated deficit............................................................  (7,410,258)  (12,898,022)
                                                                                   -----------  ------------
Total stockholders' equity........................................................  41,149,866    35,531,180
                                                                                   -----------  ------------
Total liabilities and stockholders' equity........................................ $97,298,148  $105,592,751
                                                                                   ===========  ============

                            See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year ended September 30,
                                                         ----------------------------------------
                                                             2001          2000          1999
                                                         ------------  ------------  ------------
Net revenue............................................. $184,089,714  $186,366,015  $214,352,919
Costs and expenses:
   Operating salaries, wages and employee benefits......   83,471,649    85,661,494   103,687,280
   Other operating costs................................   66,993,719    68,205,250    74,785,239
   Corporate, general and administrative................   18,021,088    18,550,647    18,508,667
   Provision for doubtful accounts......................    2,866,107     6,381,840    21,587,031
   Depreciation and amortization........................    7,271,761     8,049,951     8,825,715
   Impairment of intangible assets......................           --            --    29,464,420
                                                         ------------  ------------  ------------
       Total costs and expenses.........................  178,624,324   186,849,182   256,858,352
                                                         ------------  ------------  ------------
Operating income (loss).................................    5,465,390      (483,167)  (42,505,433)
Interest income.........................................      606,594       574,526            --
Interest expense........................................   (4,012,538)   (7,608,516)  (14,912,330)
Loss on sale of business................................           --            --    (1,040,852)
Other income............................................       31,888        60,984       581,424
                                                         ------------  ------------  ------------
Income (loss) from continuing operations before minority
  interest..............................................    2,091,334    (7,456,173)  (57,877,191)
Minority interest in loss of subsidiary.................           --            --       174,333
                                                         ------------  ------------  ------------
Income (loss) from continuing operations................    2,091,334    (7,456,173)  (57,702,858)
Discontinued operations:
Income from discontinued operations.....................           --            --     2,580,818
Gain on disposal of discontinued operations.............           --    25,801,833            --
                                                         ------------  ------------  ------------
Income (loss) before extraordinary item.................    2,091,334    18,345,660   (55,122,040)
Extraordinary item:
   Gain on early extinguishment of debt.................    3,396,430    10,299,098            --
                                                         ------------  ------------  ------------
Net income (loss)....................................... $  5,487,764  $ 28,644,758  $(55,122,040)
                                                         ============  ============  ============
Basic net income (loss) per share data:
Income (loss) from continuing operations................ $       0.31  $      (1.12) $      (8.67)
Income from discontinued operations.....................           --            --          0.38
Gain on disposal of discontinued operations.............           --          3.87            --
                                                         ------------  ------------  ------------
Income (loss) before extraordinary item.................         0.31          2.75         (8.29)
Extraordinary item:
   Gain on early extinguishment of debt.................         0.51          1.55            --
                                                         ------------  ------------  ------------
Net income (loss)....................................... $       0.82  $       4.30  $      (8.29)
                                                         ============  ============  ============
Diluted net income (loss) per share data:
Income (loss) from continuing operations................ $       0.30  $      (1.12) $      (8.67)
Income from discontinued operations.....................           --            --          0.38
Gain on disposal of discontinued operations.............           --          3.87            --
                                                         ------------  ------------  ------------
Income (loss) before extraordinary item.................         0.30          2.75         (8.29)
Extraordinary item:
   Gain on early extinguishment of debt.................         0.49          1.55            --
                                                         ------------  ------------  ------------
Net income (loss)....................................... $       0.79  $       4.30  $      (8.29)
                                                         ============  ============  ============
Weighted average shares outstanding:
   Basic................................................    6,682,608     6,655,330     6,652,212
                                                         ============  ============  ============
   Diluted..............................................    6,934,861     6,655,330     6,652,212
                                                         ============  ============  ============

                            See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Additional   Accumulated       Total
                                                      Common    Paid-in      Earnings     Stockholders'
                                                      Stock     Capital      (Deficit)       Equity
                                                      -------  -----------  ------------  -------------
Balance at October 1, 1998........................... $66,520  $50,037,261  $ 13,579,260  $ 63,683,041
1,190 shares of common stock issued through exercise
  of stock options...................................      11        1,089            --         1,100
1,149 shares of common stock cancelled from escrow...     (11)          11            --            --
Stock price guarantee payments related to the
  acquisition of businesses..........................      --   (1,676,127)           --    (1,676,127)
Net loss (1).........................................      --           --   (55,122,040)  (55,122,040)
                                                      -------  -----------  ------------  ------------
Balance at September 30, 1999........................  66,520   48,362,234   (41,542,780)    6,885,974
6,300 shares of common stock issued through exercise
  of stock options...................................      63          385            --           448
Net income (1).......................................      --           --    28,644,758    28,644,758
                                                      -------  -----------  ------------  ------------
Balance at September 30, 2000........................  66,583   48,362,619   (12,898,022)   35,531,180
52,951 shares of common stock issued through exercise
  of stock options...................................     530       95,910            --        96,440
Disqualifying disposition of stock options...........      --       34,482            --        34,482
Net income (1).......................................      --           --     5,487,764     5,487,764
                                                      -------  -----------  ------------  ------------
Balance at September 30, 2001........................ $67,113  $48,493,011  $ (7,410,258) $ 41,149,866
                                                      =======  ===========  ============  ============

(1) Comprehensive net income (loss) is the same as reported net income (loss).

                            See accompanying notes.

                      PEDIATRIC SERVICES OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended September 30,
                                                                     ---------------------------------------
                                                                        2001          2000          1999
                                                                     -----------  ------------  ------------
Operating activities:
Income (loss) from continuing operations............................ $ 2,091,334  $ (7,456,173) $(57,702,858)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
   Depreciation and amortization....................................   7,271,761     8,049,951     8,825,715
   Impairment of intangible assets..................................          --            --    29,464,420
   Provision for doubtful accounts..................................   2,866,107     6,381,840    21,587,031
   Amortization of deferred financing fees..........................     288,235       685,065       598,107
   Deferred income taxes............................................    (142,470)   (2,685,476)     (612,197)
   Disqualifying stock option disposition...........................      34,482            --            --
   Minority interest in loss of subsidiary..........................          --            --      (174,333)
   Loss on sale of business.........................................          --            --     1,040,852
   Other loss (income)..............................................          --       602,906      (581,424)
   Changes in operating assets and liabilities, net of effects from dispositions of businesses:
       Accounts receivable..........................................   1,066,978    13,711,502    (7,521,222)
       Prepaid expenses.............................................    (236,925)       10,334       (83,902)
       Inventory....................................................  (2,265,052)      436,611      (108,035)
       Other assets.................................................     252,303       497,809       598,517
       Accounts payable.............................................     133,784    (3,649,446)   (2,474,027)
       Income taxes.................................................    (112,418)      955,360     2,553,353
       Accrued liabilities..........................................     314,284    (5,838,060)      280,519
                                                                     -----------  ------------  ------------
Net cash provided by (used in) operating activities of continuing
  operations........................................................  11,562,403    11,702,223    (4,309,484)
Net cash (used in) provided by operating activities of discontinued
  operations........................................................          --    (1,260,636)    7,982,521
                                                                     -----------  ------------  ------------
Net cash provided by operating activities...........................  11,562,403    10,441,587     3,673,037
Investing activities:
Purchases of property and equipment.................................  (1,909,027)   (1,348,413)   (2,810,695)
Stock price guarantee...............................................          --            --    (1,676,127)
Proceeds from sale of discontinued operations.......................          --    79,530,932            --
Proceeds from sale of business......................................          --            --     1,972,083
Other, net..........................................................          --        48,136        30,194
                                                                     -----------  ------------  ------------
Net cash (used in) provided by investing activities of continuing
  operations........................................................  (1,909,027)   78,230,655    (2,484,545)
Net cash used in investing activities of discontinued operations....          --       (23,982)   (1,148,045)
                                                                     -----------  ------------  ------------
Net cash (used in) provided by investing activities.................  (1,909,027)   78,206,673    (3,632,590)
Financing activities:
Principal payments on long-term debt................................  (9,401,988)  (81,847,906)   (9,557,103)
Borrowings on long-term debt........................................          --            --    16,500,000
Deferred financing fees.............................................          --      (250,645)      (66,493)
Proceeds from exercise of stock options.............................      96,440           448         1,100
                                                                     -----------  ------------  ------------
Net cash (used in) provided by financing activities.................  (9,305,548)  (82,098,103)    6,877,504
                                                                     -----------  ------------  ------------
Increase in cash and cash equivalents...............................     347,828     6,550,157     6,917,951
Cash and cash equivalents at beginning of year......................  14,911,637     8,361,480     1,443,529
                                                                     -----------  ------------  ------------
Cash and cash equivalents at end of year............................ $15,259,465  $ 14,911,637  $  8,361,480
                                                                     ===========  ============  ============
Supplemental disclosure of cash flow information:
Cash paid for interest.............................................. $ 4,591,442  $  8,365,494  $ 15,263,695
                                                                     ===========  ============  ============

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

  Discontinued Operations

   On November 1, 1999, the Company consummated the sale of its paramedical testing operations (see Note 2). As a result, the paramedical testing operations are reflected as a discontinued operation. The consolidated financial statements of the Company for all periods presented have been restated to reflect the discontinued operations.

  Consolidation

   The consolidated financial statements include the accounts of Pediatric Services of America, Inc. ("PSA" or the "Company") and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

   The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net revenue and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required in recording net revenues and determining provisions for doubtful accounts. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available to management.

  Cash and Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Deposits with banks are federally insured in limited amounts.

  Accounts Receivable

   Accounts receivable include approximately $7.3 million and $7.7 million for which services have been rendered but the amounts were unbilled as of September 30, 2001 and 2000, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

  Property and Equipment

   Property and equipment are stated at cost and are depreciated on the straight-line method over the related asset's estimated useful life, generally three to ten years. Depreciation expense for continuing operations was

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Summary of Significant Accounting Policies--continued

approximately $4.8 million, $5.6 million and $5.9 million for the years ended September 30, 2001, 2000 and 1999, respectively.

  Inventory

   The inventory is stated at the lower of cost (first-in, first-out method) or market and consists primarily of pharmaceuticals.

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

   Certificates of need are certificates which allow the Company to actively provide home care services in the states of North Carolina, New Jersey, Tennessee, Washington and Georgia. The certificates of need are being amortized over their useful lives which is generally twenty years.

   Financing fees incurred in connection with the Credit Agreement (see Note
4), and the issuance of the Senior Subordinated Notes, are amortized using the straight-line method over their respective terms.

   The cost of non-compete agreements with former owners of acquired businesses are amortized over the respective lives of each agreement which range from three to five years.

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

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Summary of Significant Accounting Policies--continued

  Net Revenue

   Net revenue represents the estimated net realizable amounts from patients, third-party payors and others for patient services and products rendered. Such revenue is recognized as the treatment plan is administered to the patient and recorded at amounts estimated to be received under reimbursement arrangements with payors. Net revenues to be reimbursed by contracts with third-party payors are recorded at an amount to be realized under these contractual arrangements. Revenues from Medicaid and Medicare are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants. In certain situations the services and products are recorded separately. In other situations, the service and products are billed and reimbursed on a per diem or contract basis whereby the insurance carrier pays the Company one combined amount for treatment. Because the reimbursement arrangements in these situations are based on a per diem or contract amount, the Company does not maintain records that provide a breakdown between the service and product components.

   Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of September 30, 2001, the Company had no material claims, disputes or unsettled matters with third-party payors nor were there any material settlements with third-party payors.

   Certain equipment rentals are billed in advance of the Company rendering the related services. Such amounts are deferred in the balance sheet until the related services are performed. Approximately 51%, 50% and 43% of the Company's continuing operations net revenue for the years ended September 30, 2001, 2000 and 1999, respectively, were reimbursed under arrangements with Medicare and Medicaid.

  Advertising Costs

   Advertising costs are charged to expense in the period the costs are incurred. Advertising expense for continuing operations was approximately $800,000, $601,000 and $565,000 for the years ended September 30, 2001, 2000 and 1999, respectively. Advertising expense for discontinued operations was approximately $32,000 and $195,000 for the years ended September 30, 2000 and 1999, respectively.

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

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Summary of Significant Accounting Policies--continued

  Impact of Recently Issued Accounting Standards

   In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001, which provides guidance on the accounting for the impairment or disposal of long-lived assets. The Company believes the adoption of the new Statement will not have a significant effect on the financial position or results of operations of the Company.

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" (collectively, the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is planning to adopt the new rules effective October 1, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. The adoption of this Statement in the first quarter of the fiscal year ending September 30, 2001 did not have a material effect on the Company's financial position or results of operations.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The adoption of this Statement in the first quarter of the fiscal year ending September 30, 2001 did not have a material effect on the Company's financial position or results of operations.

  Reclassifications

   Certain amounts for prior periods have been reclassified to conform to the current year presentation.

2. Discontinued Operations

   On November 1, 1999, the Company concluded the sale of the assets of its paramedical testing division to Hooper Holmes, Inc. During the first quarter of fiscal 2000, the Company recorded a gain of $24.3 million on the sale of this division, including the deferred operating losses of $10.6 million incurred between the measurement date and disposal date. During the third and fourth quarter of fiscal 2000 certain retained lease obligations, retention bonuses, salary accruals and estimated underwriter obligations were resolved at less than originally estimated amounts resulting in an additional gain of $1.5 million. The paramedical testing operations are reflected as a discontinued operation and the consolidated financial statements of the Company for all periods

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Discontinued Operations--continued

presented have been restated to reflect the discontinued operations. The operating results of the discontinued operations are summarized as follows:

                      Year Ended September 30,
                      ------------------------
                         2000         1999
                      ----------  -----------
Net revenue.......... $6,415,401  $79,006,452
Net income........... $       --  $ 2,580,818
Net income per share:
   Basic............. $       --  $      0.38
                      ==========  ===========
   Diluted........... $       --  $      0.38
                      ==========  ===========

   Certain liabilities were not assumed by Hooper Holmes, Inc. in the sale of the paramedical testing division. These include accounts payable and other accrued liabilities which totaled approximately $0.7 million and $1.1 million at September 30, 2001 and 2000, respectively.

3. Preferred Stock and Common Stock

   As of September 30, 2001, a total of 1,742,948 shares of Common Stock have been reserved for future issuance under the Company's stock option plans.

   Shares of Common Stock outstanding and related changes for the three years ended September 30, 2001 are as follows:

Balance at October 1, 1998...... 6,651,964
   Exercise of stock options....     1,190
   Shares cancelled from escrow.    (1,149)
                                 ---------
Balance at September 30, 1999... 6,652,005
   Exercise of stock options....     6,300
                                 ---------
Balance at September 30, 2000... 6,658,305
   Exercise of stock options....    52,951
                                 ---------
Balance at September 30, 2001... 6,711,256
                                 =========

4. Long-Term Borrowing Arrangements


   The Company's long-term obligations as of September 30, 2001 and 2000, consist of the following:

                                                          2001        2000
                                                       ----------- -----------
Subordinated notes.................................... $32,350,000 $45,425,000
Related party notes payable...........................      50,000     100,000
Other notes payable...................................      13,786      31,274
                                                       ----------- -----------
                                                        32,413,786  45,556,274
Less current maturities of related party notes payable      25,000      50,000
Less current maturities...............................      11,524      17,673
                                                       ----------- -----------
Total long-term borrowing............................. $32,377,262 $45,488,601
                                                       =========== ===========

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Long-Term Borrowing Arrangements--continued

   On April 16, 1998, the Company issued, in a private placement, $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, which were subsequently replaced on May 12, 1998, with $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A, registered with the Securities and Exchange Commission (the "Notes"). After paying issuance costs of approximately $2.7 million, the Company received proceeds of $72.3 million, which were used to repay a portion of the indebtedness outstanding under the Company's Revolving Credit Agreement ("Credit Agreement"). Interest on the Notes accrues from the date of issuance, and is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes are redeemable for cash at any time on or after April 15, 2003, at the option of the Company, in whole or in part, at redemption prices set forth in the indenture. The Notes place certain restrictions on incurring additional indebtedness, the creation of liens, sales of assets, mergers and consolidations and payment of dividends, among other things. A default provision defines acceleration of any indebtedness and failure to pay any indebtedness of the Company at maturity results in a default under the Notes.

   During fiscal 2000, the Company completed a series of transactions to repurchase a total of $29.6 million of the Notes for $18.4 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of $10.3 million is reflected as an extraordinary item in the consolidated statements of operations.

   During fiscal 2001, the Company completed a series of transactions to repurchase a total of $13.1 million of the Notes for $9.3 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of $3.4 million is reflected as an extraordinary item in the consolidated statements of operations.

   The Indenture under which the Notes were issued allows the Company to repurchase the Notes at its discretion. All bids to repurchase have been based upon a number of factors including: cash availability, interest rates on invested cash, other capital investment alternatives, and relative ask prices quoted by the market maker. Each decision by the Company to repurchase has been arrived at independently using the above criteria and the Company does not have a formal plan in place to repurchase the Notes.

   At September 30, 2001, total borrowings under the Notes were approximately $32.4 million.

   At September 30, 1999, the interest rate on borrowings under the Credit Agreement was 10.75% and outstanding borrowings were approximately $62.2 million. On November 1, 1999, a portion of the proceeds from the sale of the Company's paramedical testing division were used to pay down to zero all outstanding amounts under the Company's Credit Agreement.

   Simultaneous with the pay down of the existing Credit Agreement, the Company amended and restated the Credit Agreement (the "Amended and Restated Loan Security Agreement"). Subject to the prescribed calculations of availability of the Amended and Restated Loan Security Agreement, the Lender made available a total credit facility of up to $30.0 million for use by the Company and its subsidiaries from time to time during the term of the Amended and Restated Loan Security Agreement. The calculated availability is based on the Company's accounts receivable. The calculation contemplates factors including: age of the accounts receivable, payor eligibility, refundable amounts, unbilled accounts receivable and letter of credit obligations. At September 30, 2001, the calculated availability was $24.8 million. The total credit facility is comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit (as defined therein). In connection with the Amended and Restated Loan Security Agreement, the Company incurred loan costs of approximately $0.3 million in fiscal 2000. These costs included amendment fees, legal and professional fees. As of September 30, 2001, the Company had no outstanding borrowings under the Amended and Restated Loan Security Agreement. The Amended and Restated Loan Security Agreement expired November 1, 2001 (see
Note 14).

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Long-Term Borrowing Arrangements--continued

   The Company entered into several related party notes payable and non-compete agreements with individuals in connection with the acquisition of businesses. These notes are payable in quarterly and annual installments and bear interest at 6.0%. The maturity dates varied but do not extend beyond October 2002.

   The aggregate amount of required principal payments during each of the next five fiscal years and thereafter on all long-term obligations as of September 30, 2001, is as follows:

                     Year ending September 30,
                        2002.................. $    36,524
                        2003..................      27,262
                        2004..................          --
                        2005..................          --
                        2006 and thereafter...  32,350,000
                                               -----------
                                               $32,413,786
                                               ===========

5. Dispositions

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



6. Leases

   The Company leases office space as well as certain automobiles and medical equipment under operating leases that expire at various dates through 2008. Rent expense for continuing operations approximated $5.0 million, $5.4 million and $7.0 million under these leases for the years ended September 30, 2001, 2000 and 1999, respectively. Rent expense for discontinued operations approximated $0.3 million and $2.9 million for the years ended September 30, 2000 and 1999, respectively.

   At September 30, 2001, the future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year were as follows:

                     Year ending September 30,
                        2002.................. $ 3,901,000
                        2003..................   2,665,000
                        2004..................   1,788,000
                        2005..................   1,280,000
                        2006 and thereafter...   1,956,000
                                               -----------
                                               $11,590,000
                                               ===========

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

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Stock Option Plans--continued

   The Company's Stock Option Plan (the ''Option Plan'') provides for the granting of stock options covering up to 1,750,000 shares of Common Stock, of which 962,007 options are outstanding to eligible participants as of September 30, 2001. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted to those persons who are officers or employees of the Company or to certain outside consultants.

   The terms and conditions of options granted under the Option Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Board of Directors' Compensation Committee. Upon the occurrence of certain events, the vesting period of the options accelerate. The term of options granted under the Option Plan are typically 3 to 5 years but may not exceed 10 years. The Company has the right to repurchase the Common Stock issued upon the exercise of these options at the then fair market value of such shares, if the Company or the holders of such shares terminate their employment with the Company.

   Under the Company's Directors' Stock Option Plan, directors of the Company who are not officers or employees of the Company may receive stock options annually to purchase shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Board of Directors' Compensation Committee has the authority and sole discretion to make grants of options under the Plan in addition to the annual grants described above. A total of 300,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors' Stock Option Plan of which 136,000 options are outstanding to eligible participants as of September 30, 2001.

   Pro forma information regarding net income and earnings per share is required by Statement 123, determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2001, 2000 and 1999, respectively: risk-free interest rates of 3.69%, 5.84% and 5.92%, a dividend yield of 0.0%; volatility factors of the expected market price of the Company's Common Stock of 100% and a weighted-average expected life of the option of 4 years.

   For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows (in thousands, except for net income (loss) per share information):

                                       2001   2000     1999
                                      ------ ------- --------
Pro forma net income (loss).......... $5,395 $28,497 $(55,299)
Pro forma net income (loss) per share
   Basic............................. $ 0.81 $  4.28 $  (8.31)
   Diluted........................... $ 0.78 $  4.28 $  (8.31)

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Stock Option Plans--continued

   A summary of stock option activity is as follows:

                                                Weighted
                                                Average
                                             Exercise Price
                                   Shares      per Share
                                  ---------  --------------
Outstanding at October 1, 1998...   773,992      $15.82
   Granted.......................   342,500        2.44
   Exercised.....................    (1,190)       0.92
   Cancelled.....................   (69,505)      14.46
                                  ---------      ------
Outstanding at September 30, 1999 1,045,797       11.54
   Granted.......................   296,600        2.07
   Exercised.....................    (6,300)       0.07
   Cancelled.....................  (293,306)       9.96
                                  ---------      ------
Outstanding at September 30, 2000 1,042,791        9.36
   Granted.......................   258,200        4.98
   Exercised.....................   (52,951)       1.82
   Cancelled.....................  (150,033)       9.56
                                  ---------      ------
Outstanding at September 30, 2001 1,098,007      $ 8.67
                                  =========      ======

   At September 30, 2001, 2000 and 1999, options to acquire 694,917, 609,439 and 585,797 shares, respectively, were exercisable. The weighted average fair value of options granted in 2001, 2000 and 1999 was $3.53, $1.48 and $1.75, respectively.

   The following table summarizes the ranges of exercise prices and weighted average contractual lives for options outstanding and the weighted average exercise price for options exercisable as of September 30, 2001.



           Options Outstanding                        Options Exercisable
      ------------------------------                  --------------------
                                                                  Weighted
                                     Weighted Average             Average
                                        Remaining       Options   Exercise
        Exercise Price   Outstanding Contractual Life Exercisable  Price
      ------------------ ----------- ---------------- ----------- --------
      $ 0.7150 - $1.6250    122,125        7.7           71,875    $ 1.62
         1.6260 - 4.2860    292,618        6.9          208,478      2.84
         4.2870 - 5.7000    294,139        9.3           25,689      4.46
         5.7100 - 8.0000     16,000        2.7           16,000      8.00
        8.0100 - 10.2600     18,000        2.9           18,000     10.06
        10.2700 - 15.000     21,125        3.2           21,125     13.69
       15.1000 - 19.8700    316,500        5.3          316,375     19.18
       19.8800 - 25.0000     17,500        5.2           17,375     22.83
                          ---------        ---          -------    ------
                          1,098,007        6.9          694,917    $11.35
                          =========        ===          =======    ======

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8. Income Taxes

   The income tax benefit for the years ended September 30, 2001, 2000 and 1999 are summarized below:

                                2001        2000         1999
                              ---------  -----------  -----------
              Current:
                 Federal..... $ 684,816  $ 1,182,955  $  (890,457)
                 State.......   118,635    1,502,521     (166,961)
                              ---------  -----------  -----------
                                803,451    2,685,476   (1,057,418)
              Deferred:
                 Federal.....  (674,899)  (2,261,453)     890,457
                 State.......  (128,552)    (424,023)     166,961
                              ---------  -----------  -----------
                               (803,451)  (2,685,476)   1,057,418
                              ---------  -----------  -----------
              Net tax benefit $      --  $        --  $        --
                              =========  ===========  ===========

   A reconciliation of the income tax benefit related to the statutory federal income tax rate is as follows:

                                                            2001          2000          1999
                                                         -----------  ------------  ------------
Statutory federal income tax rate of 34% applied to pre-
  tax income............................................ $ 1,865,840  $  9,739,218  $(18,741,432)
State income taxes, net of federal tax benefit..........     214,023     1,117,146    (2,182,826)
Amortization and impairment of intangible...............     453,382       495,583     2,199,516
Valuation allowance.....................................  (2,082,522)  (11,060,357)   18,346,172
Other, net..............................................    (450,723)     (291,590)      378,570
                                                         -----------  ------------  ------------
                                                         $        --  $         --  $         --
                                                         ===========  ============  ============

   Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               2001         2000
                                                            -----------  -----------
Allowance for doubtful accounts............................ $ 2,097,600  $ 2,898,742
Mark to market accounting for accounts receivable..........    (541,326)  (1,889,066)
Net operating loss carryforward and alternative minimum tax          --      798,840
Payroll related accruals...................................     553,280      542,000
Insurance related accruals.................................   2,312,750    1,900,699
Property and equipment and intangibles.....................   3,405,929    5,380,525
Other, net.................................................     203,006      339,551
                                                            -----------  -----------
Net deferred tax asset before valuation allowance..........   8,031,239    9,971,291
Valuation allowance........................................  (5,203,293)  (7,285,815)
                                                            -----------  -----------
Net deferred tax asset..................................... $ 2,827,946  $ 2,685,476
                                                            ===========  ===========

   The Company recorded a partial valuation allowance against the net deferred tax assets as of September 30, 2001 and 2000. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis included considering scheduled reversal

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Income Taxes--continued

of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies. Management concluded that the net deferred tax asset required a partial valuation allowance as of September 30, 2001 and 2000.

   For fiscal 2001 and 2000, the Company had a current income tax expense of $0.8 million and $2.7 million, respectively, which was offset by the reduction of the valuation allowance related to the deferred tax asset resulting in zero income tax expense.

   For the year ended September 30, 1999, the Company realized approximately $0.6 million of a net operating loss relating to a business acquired through a stock acquisition. This resulted in a reduction to the intangible asset and an increase in the deferred income taxes recorded at the date of the acquisition.

   Refunds from income taxes exceeded net taxes paid in the year ended September 30, 1999. The Company received approximately $0.8 million and $1.4 million in refunds during fiscal 2001 and 2000, respectively. Taxes paid for the years ended September 30, 2001 and 2000 were approximately $1.0 million and $3.2 million, respectively.

9. Fair Values of Financial Instruments

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and cash equivalents--The carrying amounts reported in the balance sheets for cash approximate their fair value.

      Long and short-term debt--The fair value of the Company's Notes as determined by quotations on the applicable exchange was approximately $29.1 million and $31.8 million at September 30, 2001 and 2000, respectively. The carrying amounts for short-term debt reported in the balance sheets approximate their fair value.

10. Employee Savings Plan

   The Company has a contributory savings plan (the ''Savings Plan''), which qualifies under Section 401(k) of the Internal Revenue Code, covering all employees of the Company (except, among others, highly compensated employees as defined in the Savings Plan, certain employees designated as part-time employees and employees deemed to be leased employees within the meaning of certain provisions of the Code). The Company, at its discretion, may match 33% of employee contributions to a maximum of 6% of employee earnings each Savings Plan year. Company contributions to the Savings Plan were approximately $380,000, $374,000 and $387,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

   In October 1997, the Company adopted the Pediatric Services of America, Inc. Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") for certain employees of the Company. The purpose of this plan is to provide the selected management or highly compensated personnel of the Company with the opportunity to defer amounts of their compensation which might not otherwise be deferrable under other Company plans, including the 401(k) Plan, and to receive the benefits of deferring their compensation, in the absence of certain restrictions and limitations in the Code. Participants elect the amount of pay they wish to defer up to the maximum percentage of compensation for the tier to which the employee is a member. Maximum deferrals range from 10% to 100% of compensation. The Company may contribute to the Plan an amount equal to a percentage of the amount each Participant contributes to the Plan. The Non-Qualified Plan is intended to be an un-funded

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Employee Savings Plan--continued

plan for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Company contributions and voluntary compensation deferrals are held in a "Rabbi Trust" as that term is defined in Revenue Procedure 92-64, 1992-2 C.B. 422. Distributions of Plan contributions and earnings will be made upon termination of employment, disability, retirement or the financial hardship of the participant. In-service benefits are also available to participants. On March 22, 1999, the Company terminated the Plan and distributed Plan contributions to those employees who participated in the Plan. As of January 1, 2000, the Company adopted a new Non-Qualified Deferred Compensation Plan with the same benefits as the Prior Plan. Company contributions to the Non-Qualified Plan were approximately $116,000, $72,000 and $28,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

   Effective January 1, 1996, the Board of Directors of the Company adopted the Pediatric Services of America, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP is administered by the Compensation Committee of the Board of Directors. Participant contributions in the ESPP are made through quarterly payroll deductions on an after-tax basis. On or about the last day of the calendar quarter the Company contributes 15% of the total amount of each employee's contributions to the ESPP for that quarter. Participants' and the Company's contributions are used to purchase shares of Common Stock at fair market value on the open market on or about the last day of the respective quarter. Company contributions to the ESPP were approximately $25,000, $22,000 and $37,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

11. Commitments and Contingencies

   As a result of operating in the health care industry, the Company's business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of September 30, 2001, this insurance coverage is provided under a "claims-made" policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured.

   The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such current pending legal proceedings should not have a material adverse effect on the Company's consolidated financial position.

  Shareholder Litigation

   On March 11, 1999, a putative class action complaint was filed against the Company in the United States District Court for the Northern District of Georgia. The Company and certain of its then current officers and directors were named as defendants. To the Company's knowledge, no other putative class action complaints were filed within the 60-day time period provided for in the Private Securities Litigation Reform Act. The plaintiffs and their counsel were appointed lead plaintiffs and lead counsel, and an amended complaint was filed on or about July 22, 1999. In general, the plaintiffs allege that prior to the decline in the price of the Company's Common Stock on July 28, 1998, there were violations of the Federal Securities Laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures principally related to its reporting of accounts receivable and the allowance for doubtful accounts. The amended complaint purports to expand the class to

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Commitments and Contingencies--continued

include all persons who purchased the Company's Common Stock during the period from July 29, 1997 through and including July 29, 1998. On October 8, 1999, the Company and the individuals named as defendants moved to dismiss the amended complaint on both substantive and procedural grounds. On March 30, 2000, the Court denied the motions to dismiss. On May 15, 2000, the Company and the individuals named as defendants filed their answer, denying liability.

   On February 27, 2001, Plaintiffs' Motion for Class Certification was granted by the court. Fact discovery in the case closed on July 31, 2001 with a period of expert discovery to follow.

   On September 5, 2001, Plaintiffs' moved for leave to file a Second Amended Complaint and to expand the class period. The proposed Second Amended Complaint purported to expand the class to include all persons who purchased the Company's stock between November 11, 1996 and July 28, 1998. The Company and the individual defendants filed their opposition to plaintiff's motion on September 24, 2001 and the Court denied Plaintiffs' Motion on October 12, 2001.

   The Plaintiffs, the Company and the individual Defendants intend to mediate this case in December, 2001. Should mediation efforts fail, the parties expect to resume expert discovery. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the Federal Securities Laws. The complaint does not specify an amount or range of damages that the plaintiffs are seeking.

   On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, Kids & Nurses, Inc. In the original complaint, in general, the plaintiffs alleged that the defendants violated Federal and Tennessee Securities Laws and committed common law fraud in connection with the Company's purchase of Kids and Nurses, Inc. in November, 1997. The plaintiffs seek actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorneys' fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal Securities Laws, and added claims under Georgia's securities laws. The plaintiffs also filed a brief in response to the Company's motion to dismiss. On February 1, 2000, the defendants filed an amended motion to dismiss addressing the allegations of the amended complaint. On March 29, 2001, the motion to dismiss was denied without prejudice pending a ruling by the Tennessee Supreme Court on an unrelated case. On May 2, 2001, the Company and the individuals named as defendants, filed their answer, denying liability. The Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of any applicable Federal or State securities laws, or any other applicable law.

   In the opinion of the Company's management, the ultimate disposition of these two lawsuits should not have a material adverse effect on the Company's financial condition or results of operations, however, there can be no assurance that the Company will not sustain material liability as a result of or related to these lawsuits.

12. Basic and Diluted Net Income (Loss) Per Share

   Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). For fiscal 2000 and 1999, weighted average shares outstanding for continuing operations for basic and diluted computations are the same as the impact of common equivalent shares on earnings per share is anti-dilutive.

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Basic and Diluted Net Income (Loss) Per Share--continued

   The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income (loss) from continuing and discontinued operations per share:

                                                                 Year Ended September 30,
                                                               -----------------------------
                                                                 2001      2000      1999
                                                               --------- --------- ---------
Denominator for basic income (loss) per share-weighted average shares...................................................... 6,682,608 6,655,330 6,652,212
Effect of dilutive securities:
   Options....................................................   252,253        --        --
                                                               --------- --------- ---------
Denominator for diluted income (loss) per share--adjusted
  weighted average shares..................................... 6,934,861 6,655,330 6,652,212
                                                               ========= ========= =========

13.  Quarterly Financial Data (Unaudited)

   Summarized quarterly financial data for 2001 and 2000 is as follows (in thousands, except per share data):

                                                          Quarter
                                             ----------------------------------
                                              First   Second    Third   Fourth
                                             -------  -------  -------  -------
 Fiscal 2001
 Net revenue................................ $45,561  $45,707  $46,258  $46,564
 Operating income...........................   1,187      954    1,373    1,951
 Income from continuing operations..........     186      120      626    1,159
 Gain on early extinguishment of debt.......      --    3,263       --      133
 Net income.................................     186    3,383      626    1,292
 Net income per share:
    Basic................................... $  0.03  $  0.51  $  0.09  $  0.19
    Diluted................................. $  0.03  $  0.49  $  0.09  $  0.19
                                                          Quarter
                                             ----------------------------------
                                              First   Second    Third   Fourth
                                             -------  -------  -------  -------
 Fiscal 2000
 Net revenue................................ $48,104  $47,401  $45,397  $45,464
 Operating (loss) income....................  (1,365)    (536)     333    1,085
 (Loss) income from continuing operations...  (4,332)  (2,244)    (974)      94
 Gain on disposal of discontinued operations  24,314       --      407    1,081
 Gain on early extinguishment of debt.......      --       --   10,299       --
 Net income (loss)..........................  19,982   (2,244)   9,732    1,175
 Net income (loss) per share:
    Basic................................... $  3.00  $ (0.34) $  1.46  $  0.18
    Diluted................................. $  3.00  $ (0.34) $  1.46  $  0.17

                      PEDIATRIC SERVICES OF AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


14. Subsequent Events

   On October 9, 2001, the Company completed a transaction to repurchase $5.0 million of the Notes for $4.5 million cash plus accrued interest. The gain (net of the write off of the related deferred financing fees) of $0.4 million will be reflected as an extraordinary item in the consolidated statements of operations in the three months ended December 31, 2001.

   The Amended and Restated Loan Security Agreement expired on November 1, 2001. The Company is currently assessing alternatives for senior debt financing. Such financing will be pursued as needed. As of November 1, 2001, the Company had no outstanding borrowings under the Amended and Restated Loan Security Agreement.

   The Company has agreed to post $2.2 million cash as collateral in a third party escrow account to secure a surety bond to satisfy its workers' compensation program requirements.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Pediatric Services of America, Inc.

   We have audited the accompanying consolidated balance sheets of Pediatric Services of America, Inc. ("PSA") as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14. These financial statements and schedule are the responsibility of PSA's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PSA at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

   Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
November 16, 2001

                      PEDIATRIC SERVICES OF AMERICA, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedules

   Schedules numbered in accordance with Rule 5.04 of Regulation S-X

           II Valuation and Qualifying Accounts.................... 55

   All schedules except Schedule II have been omitted because the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant, or the schedules are not applicable.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      PEDIATRIC SERVICES OF AMERICA, INC.

                  COL. A                        COL. B                COL. C               COL. D          COL. E
                  ------                     ------------ --------------------------     -----------    -------------


                                                                    Additions
                                                          --------------------------
                                              Balance at  Charged to     Charged to
                                             Beginning of Costs and        Other                         Balance at
               Descriptions                     Period     Expenses       Accounts       Deductions     End of Period
               ------------                  ------------ -----------    -----------     -----------    -------------
Year ended September 30, 1999:
 Deducted from asset accounts:
   Allowance for doubtful accounts.......... $14,008,000  $21,587,000    $(1,215,000)(1) $19,731,000(2)  $14,649,000
   Valuation allowance for net deferred tax
     assets................................. $        --  $18,346,000(3) $        --     $        --     $18,346,000
                                             ===========  ===========    ===========     ===========     ===========
Year ended September 30, 2000:
 Deducted from asset accounts:
   Allowance for doubtful accounts.......... $14,649,000  $ 6,382,000    $        --     $13,403,000(2)  $ 7,628,000
   Valuation allowance for net deferred tax
     assets................................. $18,346,000  $        --    $        --     $11,060,000(4)  $ 7,286,000
                                             ===========  ===========    ===========     ===========     ===========
Year ended September 30, 2001:
 Deducted from asset accounts:
   Allowance for doubtful accounts.......... $ 7,628,000  $ 2,866,000    $    87,000(5)  $ 5,061,000(2)  $ 5,520,000
   Valuation allowance for net deferred tax
     assets................................. $ 7,286,000  $        --    $        --     $ 2,083,000(6)  $ 5,203,000
                                             ===========  ===========    ===========     ===========     ===========

(1) Allowance for doubtful accounts charged off in connection with the sale of the Company's medical staffing business and an equipment location.
(2) Uncollectible accounts written off, net of recoveries.
(3) Valuation allowance was recorded against the $18,346,000 net deferred tax asset.
(4) Decrease in the valuation allowance was due to the reduction in net deferred tax assets and a partial valuation allowance recorded as of September 30, 2000.
(5) Allowance for doubtful accounts from partnership.
(6) Decrease in the valuation allowance was due to the reduction in net deferred tax assets and a partial valuation allowance recorded as of September 30, 2001.

                               INDEX TO EXHIBITS

Exhibits                                                                                              Page No.
--------                                                                                              --------
         The following exhibits are filed with this report. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 310 Technology Parkway, Norcross, Georgia
         30092-2929. There is a charge of $.50 per page to cover expenses for copying and mailing.

 10(p)   Non-Qualified Deferred Compensation Plan, Amendment, No. 1, dated January 27, 2000

 10(q)   Non-Qualified Deferred Compensation Plan, Amendment, No. 2, dated May 25, 2001

 10(r)   Non-Qualified Deferred Compensation Plan, Amendment, No. 3, dated September 19, 2001

 10(s)   Non-Qualified Deferred Compensation Plan, Amendment, No. 4, dated September 19, 2001

 21      Subsidiaries of the Company

 23.1    Consent of Independent Auditors, Ernst & Young LLP

 25      Powers of Attorney