Form 10-Q
period 2001-12-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2002-02-01
CIK 893430

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                               Yes [X]        No [_]

As of January 29, 2002, the Registrant had 6,713,456 shares of Common Stock, $0.01 Par Value, outstanding.

--------------------------------------------------------------------------------
                                  Page 1 of 19
                          Index of Exhibits on page 19

                                    FORM 10-Q
                       PEDIATRIC SERVICES OF AMERICA, INC.

                                      INDEX

                                                                                                                 Page
                                                                                                               Number
                                                                                                               ------
PART I    FINANCIAL INFORMATION

ITEM 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of
                   December 31, 2001 and September 30, 2001 ................................................       3

          Condensed Consolidated Statements of Operations for
                   the three months ended December 31, 2001 and 2000 .......................................       5

          Condensed Consolidated Statements of Cash Flows for
                   the three months ended December 31, 2001 and 2000 .......................................       6

          Notes to Condensed Consolidated Financial
                   Statements ..............................................................................       7

ITEM 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations ............       10

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk .......................................       15


PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings ................................................................................       16

ITEM 6:   Exhibits and Reports on Form 8-K .................................................................       17

          Signatures .......................................................................................       18

          Index to Exhibits ................................................................................       19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       PEDIATRIC SERVICES OF AMERICA, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  December 31,       September 30,
                                                                                      2001               2001
                                                                                  ------------       -------------
                                                                                  (Unaudited)
Assets
Current assets:
     Cash and cash equivalents .................................................      $  8,186             $ 15,259
     Accounts receivable, less allowances for doubtful
        accounts of $5,660 and $5,520, respectively. ...........................        32,012               31,456
     Prepaid expenses ..........................................................         1,090                  893
     Deferred income taxes .....................................................         1,775                1,778
     Inventory .................................................................         6,827                4,708
     Other current assets ......................................................           156                  236
                                                                                      --------             --------
Total current assets ...........................................................        50,046               54,330

Property and equipment:
     Home care equipment held for rental. ......................................        29,226               28,752
     Furniture and fixtures ....................................................        10,709               10,572
     Vehicles ..................................................................           725                  725
     Leasehold improvements ....................................................         1,309                1,222
                                                                                      --------             --------
                                                                                        41,969               41,271
     Accumulated depreciation and amortization .................................       (33,301)             (32,315)
                                                                                      --------             --------
                                                                                         8,668                8,956

Other assets:
     Goodwill, less accumulated amortization of
        $9,613 at September 30, 2001 ...........................................        31,706               31,706
     Certificates of need, less accumulated amortization of $535 and
        $505, respectively .....................................................           137                  167
     Deferred financing fees, less accumulated
        amortization of $671 and $701, respectively ............................           630                  787
     Non-compete agreements, less accumulated amortization of
        $1,116 and $1,110, respectively ........................................            44                   50
     Deferred income taxes .....................................................         1,051                1,049
     Workers' compensation bond collateral .....................................         1,825                    -
     Other .....................................................................           254                  253
                                                                                      --------             --------
                                                                                        35,647               34,012
                                                                                      --------             --------
Total assets ...................................................................      $ 94,361             $ 97,298
                                                                                      ========             ========

See accompanying notes.

                       PEDIATRIC SERVICES OF AMERICA, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS--(Continued)
                                 (In thousands)

                                                                                                        December 31,   September 30,
                                                                                                            2001           2001
                                                                                                        ------------   -------------
                                                                                                         (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable ..................................................................................    $  6,480      $  5,611
   Accrued compensation ..............................................................................       4,658         5,757
   Income taxes ......................................................................................         570           498
   Accrued insurance .................................................................................       6,167         6,086
   Other accrued liabilities .........................................................................       4,493         5,162
   Deferred revenue ..................................................................................         597           621
   Current maturities of long-term obligations to related parties ....................................          25            25
   Current maturities of long-term obligations .......................................................          11            11
                                                                                                          --------      --------
Total current liabilities ............................................................................      23,001        23,771

Long-term obligations to related parties, net of current
    maturities .......................................................................................          --            25
Long-term obligations, net of current maturities .....................................................      27,350        32,352

Stockholders' equity:
   Preferred stock, $.01 par value, 2,000 shares
     authorized, no shares issued and outstanding ....................................................          --            --
   Common stock, $.01 par value, 80,000 shares
     authorized,  6,713 and 6,711 shares issued and outstanding at December 31, 2001
     and September 30, 2001, respectively ............................................................          67            67
   Additional paid-in capital ........................................................................      48,496        48,493
   Accumulated deficit ...............................................................................      (4,553)       (7,410)
                                                                                                          --------      --------
Total stockholders' equity ...........................................................................      44,010        41,150
                                                                                                          --------      --------
Total liabilities and stockholders' equity ...........................................................    $ 94,361      $ 97,298
                                                                                                          ========      ========

See accompanying notes.

                       PEDIATRIC SERVICES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                    2001                   2000
                                                                                -----------            -----------
                                                                                (Unaudited)            (Unaudited)
Net revenue.................................................................    $   49,140             $   45,561
Costs and expenses:
   Operating salaries, wages and employee benefits..........................        22,637                 20,650
   Other operating costs....................................................        17,257                 16,414
   Corporate, general and administrative....................................         4,716                  4,453
   Provision for doubtful accounts..........................................           305                    958
   Depreciation and amortization............................................         1,094                  1,899
                                                                                ----------             ----------
         Total costs and expenses...........................................        46,009                 44,374
                                                                                ----------             ----------
Operating income............................................................         3,131                  1,187
Interest income.............................................................            58                    220
Interest expense............................................................          (719)                (1,221)
                                                                                ----------             ----------
Income before extraordinary item............................................         2,470                    186
Extraordinary item..........................................................           387                     --
                                                                                ----------             ----------
Net income..................................................................    $    2,857             $      186
                                                                                ==========             ==========

Basic net income per share data:
Income before extraordinary item............................................    $     0.37             $     0.03
Extraordinary item..........................................................          0.06                     --
                                                                                ----------             ----------
Net income..................................................................    $     0.43             $     0.03
                                                                                ==========             ==========


Diluted net income per share data:
Income before extraordinary item............................................    $     0.35             $     0.03
Extraordinary item..........................................................          0.05                     --
                                                                                ----------             ----------
Net income..................................................................    $     0.40             $     0.03
                                                                                ==========             ==========


Weighted average shares outstanding:
Basic.......................................................................         6,713                  6,659
                                                                                ==========             ==========
Diluted.....................................................................         7,101                  6,892
                                                                                ==========             ==========


See accompanying notes.

                       PEDIATRIC SERVICES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Three Months Ended December 31,
                                                                                            2001            2000
                                                                                         -----------     -----------
Operating activities                                                                     (Unaudited)     (Unaudited)
Net income.........................................................................      $   2,857       $     186
Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization.................................................          1,094           1,899
     Provision for doubtful accounts...............................................            305             958
     Amortization of deferred financing fees.......................................             38              79
     Deferred income taxes.........................................................              1            (130)
     Extraordinary gain on extinguishment of debt..................................           (387)             --
       Changes in operating assets and liabilities:
        Accounts receivable........................................................           (861)            169
        Prepaid expenses...........................................................           (197)           (178)
        Inventory..................................................................         (2,119)           (357)
        Other assets...............................................................             72             (12)
        Workers' compensation bond collateral......................................         (1,825)             --
        Accounts payable...........................................................            869            (731)
        Income taxes...............................................................             72            (176)
        Accrued liabilities........................................................         (1,711)         (2,623)
                                                                                         ---------       ---------
Net cash used in operating activities..............................................         (1,792)           (916)
Investing activities
Purchases of property and equipment................................................           (762)           (249)
                                                                                         ---------       ---------
Net cash used in investing activities..............................................           (762)           (249)
Financing activities
Principal payments on long-term debt...............................................         (4,522)            (54)
Proceeds from exercise of stock options............................................              3               1
                                                                                         ---------       ---------
Net cash used in financing activities..............................................         (4,519)            (53)
                                                                                         ---------       ---------
Decrease in cash and cash equivalents..............................................         (7,073)         (1,218)
Cash and cash equivalents at beginning of period...................................         15,259          14,912
                                                                                         ---------       ---------
Cash and cash equivalents at end of period.........................................      $   8,186       $  13,694
                                                                                         =========       =========
Supplemental disclosure of cash flow information
Cash paid for interest.............................................................      $   1,642       $   2,350
                                                                                         =========       =========
Cash paid for taxes................................................................      $      52       $     358
                                                                                         =========       =========

See accompanying notes.

                       PEDIATRIC SERVICES OF AMERICA, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2002. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 2001 Annual Report.

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

4.       Accounts Receivable

         Accounts receivable include approximately $7.8 million and $7.3 million for which services have been rendered but the amounts were unbilled as of December 31, 2001 and September 30, 2001, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

                       PEDIATRIC SERVICES OF AMERICA, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)

5.       Goodwill

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangibles with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. Subsequent impairment losses will be reflected in operating income in the income statement. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income (in thousands) and earnings per share would have been as follows:

                                                              Three Months Ended
                                                                 December 31,
                                                                     2000
                                                                     ----
        Reported net income ................................        $  186
        Add back goodwill amortization .....................           557
                                                                    ------
        Adjusted net income ................................        $  743
                                                                    ======

        Basic earnings per share:
                 Reported net income .......................        $ 0.03
                 Goodwill amortization .....................          0.08
                                                                    ------
                 Adjusted net income .......................        $ 0.11
                                                                    ======

        Diluted earnings per share:
                 Reported net income .......................        $ 0.03
                 Goodwill amortization .....................          0.08
                                                                    ------
                 Adjusted net income .......................        $ 0.11
                                                                    ======

         Amortization expense on intangible assets was $42,722 and $611,772 for the quarter ended December 31, 2001 and 2000, respectively. In addition, the three month period ended December 31, 2000 included $556,789 related to the amortization of goodwill.

6.       Concentration of Credit Risk

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


7.       Reclassifications

         Certain amounts for prior periods have been reclassified to conform to the current year presentation.

8.       Income Taxes

         The Company has recorded a partial valuation allowance against the net deferred tax assets as of December 31, 2001 and September 30, 2001. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies.

         In the three months ended December 31, 2001, the Company had a current income tax expense of $0.7 million which was offset by the reduction of the valuation allowance related to the net deferred tax asset resulting in zero income tax expense.

9.       Long-Term Borrowing Arrangements

         In the first quarter of fiscal year 2002, the Company completed a transaction to repurchase a total of $5.0 million of the Senior Subordinated Notes (the "Notes") for $4.5 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of $0.4 million is reflected as an extraordinary item in the condensed consolidated statements of operations for the three months ended December 31, 2001.

10.      Basic and Diluted Net Income Per Share

         Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). The dilutive effect of the weighted average options included in the diluted earnings per share is 387,582 and 232,872 for the three months ended December 31, 2001, and 2000, respectively.

11.      Workers' Compensation Bond Collateral

         The Company has agreed to post $2.2 million cash collateral in a third party escrow account to secure a surety bond to satisfy its workers' compensation program requirements. As of December 31, 2001, the Company had posted $1.8 million of the $2.2 million cash collateral.

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

Recent Developments

         During the first quarter of fiscal year 2002, the Company and its senior management continued to realize substantial progress in achieving the goals of the Strategic Plan (the "Plan"). The Company addressed issues involving significant elements of the Plan including: revenue growth, cash flow, risk management and payor contract pricing.

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

         The following table represents the approximate total hours for the time periods indicated:

                                                     Total hours   Total hours   Total case      Total case
                                                       ordered      declined    hours staffed  hours unstaffed
                                                       -------      --------    -------------  ---------------
Rolling 13 weeks ended September 27, 2001 ..........   934,573       100,425       749,901          84,247
Rolling 13 weeks ended December 27, 2001 ...........   910,777       103,406       722,115          85,256

         During the first quarter of fiscal year 2002, the Company took advantage of an opportunity to purchase large quantities of product for hemophilia patients at a discount to the upcoming contracted rates. This resulted in a higher than normal inventory level at the end of the first quarter of fiscal year 2002. While the Company expects to turn the inventory in a timely manner, management concluded it was appropriate to record a reserve of approximately $0.2 million.

         The Company remains aware of ongoing changes in the infusion drug delivery alternatives available to various payors. If some of these alternatives are selected by various payors, there could be significant reductions to the Company's future pharmacy revenues. In addition, the Company is exposed to significant revenue fluctuations as a result of change in service or usage levels by a limited number of hemophilia factor patients. Such changes occurred during the first quarter of fiscal 2002, and the Company experienced an increase in episodic pharmacy revenues. In addition, seasonal deliveries of Synagis products used to treat flu-like symptoms increased in the first quarter of fiscal year 2002 and are expected to continue through the majority of the second quarter.

         During the first quarter of fiscal year 2002, the Company repurchased a total of $5.0 million of the Notes for $4.5 million cash plus accrued interest. The gain of $0.4 million is reflected as an extraordinary item in the condensed consolidated statements of operations.

         The Company's existing Amended and Restated Loan Security Agreement expired November 1, 2001. The Company is currently assessing alternatives for senior debt financing. Such financing will be pursued as needed.

         As the Company was finalizing the renewal of its Risk Insurance Program, the impact of the events of September 11, 2001 was evident in the pricing by a number of insurance carriers. The Company received from a number of insurance carriers rate quotes which were substantially higher than the rates the Company had previously paid. Faced with declining coverage and increased pricing for all property and casualty lines of insurance, the Company determined it was necessary to select insurance coverage with higher deductibles and premiums than previously maintained. In addition, the Company's workers' compensation program's collateral requirements were significantly increased in both form and amount. As a result, the Company has agreed to post $2.2 million cash collateral in a third party escrow account to secure a surety bond to satisfy these requirements. To date the Company has posted $1.8 million of the cash collateral, which is included in other assets in the accompanying condensed consolidated financial statements for the period ended December 31, 2001.

         The Company's management assesses its various growth opportunities, ranging from evaluation of acquisition alternatives in key markets, geographical expansion through the use of start-up branch offices and the marketing impact on existing branch office growth, in order to ration capital available from operations.

Results of Operations

Significant Accounting Policies

Net Revenue

         Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their realizable values. Inherent in these estimates is the risk that they will need to be revised or updated with the changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of December 31, 2001, the Company had no material claims, disputes or unsettled matters with third-party payors nor were there any material settlements with third-party payors.

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

         The Company has developed a methodology to quantify the impact to net revenue of the inherent time lag between certain patient treatment and input of the related information into its billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

         In other select cases patient treatment may cease for a number of reasons including; rehospitalizations, change in treatment needs, or death, and a time lag may exist before this information is reflected in the Company's billing and collection system. The Company has developed a methodology which measures the relative magnitude of these events over recent time periods and applies this methodology to reduce net revenues recognized in the current period.

Allowance for Doubtful Accounts

         In determining the adequacy of the allowance and related provision for doubtful accounts, the Company has developed a process which combines statistical analysis of historical collection and write-off activity with a detailed review of existing account balances meeting certain criteria and their likelihood of being collected at the amounts recorded. This detailed review involves both the assigned corporate reimbursement department personnel and the respective branch office location personnel assessing each patient claim that falls within prescribed age and amount criteria. These assessments are aggregated and compared to the results of the statistical analysis to provide to management guidance in making the estimate regarding the allowance balance. Inherent in this estimate is the risk that it will need to be revised or updated with the changes recorded in subsequent periods as additional information becomes available to management.

Accrued Insurance

         The Company's insurance broker retained the services of an independent actuary to prepare an actuarial analysis of the Company's development of reported and incurred but not reported claims. These estimates are updated quarterly and are used in the valuation of the accrued insurance liability. Inherent in these estimates is the risk that they will need to be revised or updated with the changes recorded in subsequent periods as additional information becomes available to management.

         The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the comparative prior period:

                                                                                              Period-to-Period
                                                                     Percentage of               Percentage
                                                                      Net Revenue            Increase (Decrease)
                                                                      -----------            -------------------
                                                                      Three Months              Three Months
                                                                         Ended                      Ended
                                                                      December 31,               December 31,
                                                                      ------------               ------------
                                                                   2001          2000                2001
                                                                   ----          ----                ----
Net revenue ...................................................   100.0%        100.0%                 8%
Operating salaries, wages and employee
   benefits ...................................................    46.1          45.3                 10
Other operating costs .........................................    35.1          36.0                  5
Corporate, general and administrative .........................     9.6           9.8                  6
Provision for doubtful accounts ...............................     0.6           2.1                (68)
Depreciation and amortization .................................     2.2           4.1                (42)
                                                                  -----         -----
Operating income ..............................................     6.4           2.7                164
Interest income ...............................................     0.1           0.5                (73)
Interest expense ..............................................    (1.5)         (2.7)               (41)
                                                                  -----         -----
Income before extraordinary item ..............................     5.0%          0.5%             1,227%
                                                                  =====         =====

         The following table sets forth for the periods indicated the net revenue breakdown by service: (in thousands)

                                                                       Three Months
                                                                          Ended
                                                                        December 31,
                                                                     2001         2000
                                                                     ----         ----
Pediatric Home Health Care
  Nursing ......................................................   $ 22,128     $ 21,204
  Respiratory Therapy Equipment ................................      4,183        3,711
  Home Medical Equipment .......................................        328          332
  Pharmacy and Other ...........................................     11,123        9,924
                                                                   --------     --------
         Total Pediatric Home Health Care ......................     37,762       35,171
                                                                   --------     --------

Adult Home Health Care:
  Nursing ......................................................      2,974        2,820
  Respiratory Therapy Equipment ................................      4,620        3,980
  Home Medical Equipment .......................................        633          708
  Pharmacy and Other ...........................................      3,151        2,882
                                                                   --------     --------
         Total Adult Home Health Care ..........................     11,378       10,390
                                                                   --------     --------
         Total Net Revenue .....................................   $ 49,140     $ 45,561
                                                                   ========     ========

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

         Net revenue increased $3.6 million, or 8%, to $49.1 million in the three months ended December 31, 2001 from $45.6 million in the three months ended December 31, 2000. Pediatric home health care net revenue increased by $2.6 million for the three months ended December 31, 2001, due to a number of factors, including, increased reimbursement rates for select pediatric nursing payors, increased episodic pharmacy deliveries and increased core respiratory products and services as compared to the three months ended December 31, 2000. Adult health care net revenue increased $1.0 million for the three months ended December 31, 2001, primarily as a result of an increase in core products and services to pharmacy and respiratory therapy patients. In the three months ended December 31, 2001, the Company derived approximately 50% of its net revenue from commercial insurers and other private payors, 43% from Medicaid and 7% from Medicare.

         Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits increased $2.0 million, or 10%, to $22.6 million in the three months ended December 31, 2001 from $20.7 million in the three months ended December 31, 2000. The Company experienced seasonal increases in its nursing labor costs due to increased levels of nurses eligible for benefits. In addition, the Company incurred labor costs for new start-up branches in the three months ended December 31, 2001. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended December 31, 2001 increased to 46% from 45% for the three months ended December 31, 2000.

         Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs increased $0.8 million, or 5%, to $17.3 million in the three months ended December 31, 2001, from $16.4 million in the three months ended December 31, 2000. The increase in other operating costs relates primarily to increased business insurance costs. As a percentage of net revenue, other operating costs for the three months ended December 31, 2001 decreased to 35% from 36% for the three months ended December 31, 2000.

         Corporate, general and administrative costs increased $0.3 million, or 6%, to $4.7 million in the three months ended December 31, 2001, from $4.4 million in the three months ended December 31, 2000. The increase relates primarily to an increase in the Company's portion of benefits costs and estimates for professional fees in the three months ended December 31, 2001 as compared to December 31, 2000. As a percentage of net revenue, corporate, general and administrative costs for the three months ended December 31, 2001, decreased slightly compared to the three months ended December 31, 2000.

         Provision for doubtful accounts decreased $0.7 million, or 68%, to $0.3 million in the three months ended December 31, 2001, from $1.0 million in the three months ended December 31, 2000. Cash collections as a percentage of net revenue were 99% and 100% for the three months ended December 31, 2001 and 2000, respectively. The Company continues to experience strong cash collections and improvements in the reimbursement processes contributing to a lower provision for doubtful accounts.

         Depreciation and amortization decreased $0.8 million, or 42%, to $1.1 million in the three months ended December 31, 2001 from $1.9 million in the three months ended December 31, 2000. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangibles with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Amortization expense on intangible assets was $0.04 million and $0.6 million for the quarter ended December 31, 2001 and 2000, respectively. In addition, the three month period ended December 31, 2000 included $0.6 million related to the amortization of goodwill.

         Interest expense decreased $0.5 million, or 41%, to $0.7 million in the three months ended December 31, 2001, from $1.2 million in the three months ended December 31, 2000. The Company's average debt outstanding decreased $17.6 million as the Company completed a series of transactions to repurchase a portion of the Notes.

         Interest income decreased $0.2 million in the three months ended December 31, 2001. The Company invested its excess cash balances in highly liquid investments whose yields continue to decline.

Liquidity and Capital Resources

         In the first quarter of fiscal year 2002, the Company completed a transaction to repurchase a total of $5.0 million of the Notes for $4.5 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of $0.4 million is reflected as an extraordinary item in the condensed consolidated statements of operations for the three months ended December 31, 2001. At December 31, 2001, total borrowings under the Notes were approximately $27.4 million.

         The Indenture under which the Notes were issued allows the Company to repurchase the Notes at its discretion. All bids to repurchase have been based upon a number of factors including: cash availability, interest rates on invested cash, other capital investment alternatives, and relative ask prices quoted by the market maker. Each decision by the Company to repurchase has been arrived at independently using the above criteria and the Company does not have a formal plan in place to repurchase the Notes. Further, the fair market value of the Notes has increased, making future repurchases of the Notes less likely.

         Cash collections as a percentage of net revenue for the three months ended December 31, 2001 and 2000 were 99% and 100%, respectively. The organizational restructuring of the Company's reimbursement process continues and indications of progress to date are positive. While management anticipates that continued implementation of the Plan will achieve the desired results, there can be no assurance that this will result in the Company realizing operating improvements and improved cash flow.

         The Company's investments in property and equipment are attributable largely to purchases of medical equipment rented to patients and computer equipment. For the three months ended December 31, 2001 the Company has purchased medical equipment with technology upgrades to service existing patients. Capital expenditures for computer equipment and software development have been substantially completed. The Company anticipates future capital expenditures for enhancements of existing technology. However, the Company does not anticipate that these capital expenditures will be significant.

         As a result of operating in the health care industry, the Company's business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of December 31, 2001, this insurance coverage is provided under a "claims-made" policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company's insurance policy will be adequate. In addition, while the Company has been able to obtain various forms of insurance in the past, such insurance varies in coverage, cost and collateral requirements, and is difficult to obtain and may or may not be available in the future on acceptable terms.

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

         Management currently believes that its liquidity position will be adequate to satisfy the Company's working capital requirements, selected potential acquisitions, workers' compensation collateral requirements, and income tax payments. The primary source of liquidity is cash flow from operations. To this extent, the Company is exposed to fluctuations in cash collection results. However, the Company has evaluated several senior debt proposals and believes that it could secure such financing if needed.

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

         The Company's Notes, issued in 1998, have a fixed coupon rate of 10%. The fair value of the Company's Notes is subject to change as a result of changes in market prices or interest rates. The Company estimates potential changes in the fair value of interest rate sensitive financial instruments based on the hypothetical increase (or decrease) in interest rates. The Company's use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account other factors such as the Company's financial performance and credit ratings.

         Based on a hypothetical immediate 150 basis point increase in interest rates at December 31, 2001 the market value of the Company's Notes would be reduced by approximately $1.8 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company's Notes outstanding at December 31, 2001 of approximately $2.0 million.


                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.

          On March 11, 1999, a putative class action complaint was filed against the Company in the United States District Court for the Northern District of Georgia. The Company and certain of its then current officers and directors were among the named defendants. To the Company's knowledge, no other putative class action complaints were filed within the 60-day time period provided for in the Private Securities Litigation Reform Act. The plaintiffs and their counsel were appointed lead plaintiffs and lead counsel, and an amended complaint was filed on or about July 22, 1999. The amended complaint did not specify an amount or range of damages that the plaintiffs were seeking. In general, the plaintiffs alleged that prior to the decline in the price of the Company's Common Stock on July 28, 1998, there were violations of the Federal Securities Laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures principally related to its reporting of accounts receivable and the allowance for doubtful accounts. The amended complaint purported to expand the class to include all persons who purchased the Company's Common Stock during the period from July 29, 1997 through and including July 29, 1998. On October 8, 1999, the Company and the individuals named as defendants moved to dismiss the amended complaint on both substantive and procedural grounds. On March 30, 2000, the Court denied the motions to dismiss. On May 15, 2000, the Company and the individuals named as defendants filed their answer, denying liability.

         On February 27, 2001, Plaintiffs' Motion for Class Certification was granted by the Court. Fact discovery in the case closed on July 31, 2001, with a period of expert discovery to follow.

         On September 5, 2001, Plaintiffs' moved for leave to file a Second Amended Complaint and to expand the class period. The proposed Second Amended Complaint purported to expand the class to include all persons who purchased the Company's stock between November 11, 1996 and July 28, 1998. The Court denied Plaintiffs' Motion on October 12, 2001.

         In January, 2002, the parties entered into a Stipulation of Settlement settling all claims asserted in the lawsuit against all parties for a total of $3.2 million, subject to court approval. Notice has been sent to all members of the plaintiff class for a settlement hearing, which the court will conduct on March 15, 2002, to consider the fairness, reasonableness and adequacy of the proposed settlement. Under the terms of the settlement, the $3.0 million contribution of the Company to the settlement will be fully funded by its insurance carrier under its Directors and Officers insurance policy.

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

ITEM 6.          Exhibits and Reports on Form 8-K.

     (a)         Exhibits
                 --------

                 The following exhibits are filed with this Report.

         10.9(t) Amended and Restated Stock Option Plan, effective as of
                 November 28, 2001, filed herewith.

         10.9(u) Amended and Restated Directors' Stock Option Plan, effective as of November 28, 2001, filed herewith.

         10.9(v) Amendment No. 3 to the Employee Stock Purchase Plan, effective as of February 1, 2002, filed herewith.


     (b)         Reports on Form 8-K
                 -------------------

The Company did not file a Current Report on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PEDIATRIC SERVICES OF AMERICA, INC.
                                                       (Registrant)



Date: February 1, 2002             By:  /s/ James M. McNeill
                                       --------------------------------------
                                                James M. McNeill
                                                Senior Vice President,
                                                Chief Financial Officer,
                                                Treasurer and Secretary
                                                (Duly authorized officer and
                                                 Principal Financial Officer)

                                INDEX TO EXHIBITS

The following exhibits are filed with this Report.





Exhibit 10.9(t)  Amended and Restated Stock Option Plan

Exhibit 10.9(u)  Amended and Restated Directors' Stock Option Plan

Exhibit 10.9(v)  Amendment No. 3 to the Employee Stock Purchase Plan