Form 10-Q
period 2002-03-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2002-05-03
CIK 893430

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                           Yes [X]           No [  ]

As of April 30, 2002, the Registrant had 6,832,396 shares of Common Stock, $0.01 Par Value, outstanding.


-------------------------------------------------------------------------------
                                  Page 1 of 20

                                    FORM 10-Q
                       PEDIATRIC SERVICES OF AMERICA, INC.

                                      INDEX

                                                                         Page
                                                                         Number
                                                                         ------

PART I   FINANCIAL INFORMATION

ITEM 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of
                March 31, 2002 and September 30, 2001 .....................   3

         Condensed Consolidated Statements of Operations for
                the three and six months ended March 31, 2002 and 2001 ....   5

         Condensed Consolidated Statements of Cash Flows for
                the six months ended March 31, 2002 and 2001 ..............   6

         Notes to Condensed Consolidated Financial
                Statements ................................................   7

ITEM 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................  10

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk .......  17


PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings ................................................  17

ITEM 4:  Submission of Matters to a Vote of Security Holders ..............  18

ITEM 6:  Exhibits and Reports on Form 8-K .................................  19

         Signatures .......................................................  20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       PEDIATRIC SERVICES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)





                                                                           March 31,       September 30,
                                                                             2002              2001
                                                                          -----------------------------
                                                                          (Unaudited)
Assets
Current assets:
     Cash and cash equivalents .........................................     $10,922        $15,259
     Accounts receivable, less allowances for doubtful
        accounts of $5,211 and $5,520, respectively ....................      32,945         31,456
     Prepaid expenses ..................................................       1,103            893
     Deferred income taxes .............................................       1,815          1,778
     Inventory .........................................................       4,062          4,708
     Other current assets ..............................................         330            236
                                                                            --------       --------
Total current assets ...................................................      51,177         54,330

Property and equipment:
     Home care equipment held for rental ...............................      29,996         28,752
     Furniture and fixtures ............................................      10,943         10,572
     Vehicles ..........................................................         725            725
     Leasehold improvements ............................................       1,562          1,222
                                                                            --------       --------
                                                                              43,226         41,271
     Accumulated depreciation and amortization .........................     (34,141)       (32,315)
                                                                            --------       --------
                                                                               9,085          8,956
Other assets:
     Goodwill, less accumulated amortization of $9,613 .................      31,706         31,706
     Certificates of need, less accumulated amortization of $564 and
        $505, respectively .............................................         108            167
     Deferred financing fees, less accumulated amortization of $696 and
        $701, respectively .............................................         604            787
     Non-compete agreements, less accumulated amortization of
        $1,122 and $1,110, respectively ................................          38             50
     Deferred income taxes .............................................         885          1,049
     Workers' compensation bond collateral .............................       1,825              -
     Other .............................................................         264            253
                                                                            --------       --------
                                                                              35,430         34,012
                                                                            --------       --------
Total assets ...........................................................    $ 95,692       $ 97,298
                                                                            ========       ========


See accompanying notes.

                       PEDIATRIC SERVICES OF AMERICA, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS--(Continued)
                                 (In thousands)


                                                                                  March 31,     September 30,
                                                                                    2002            2001
                                                                               ------------    -------------
                                                                                (Unaudited)

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable ........................................................     $   4,061      $   5,611
   Accrued compensation ....................................................         6,268          5,757
   Income taxes ............................................................           238            498
   Accrued insurance........................................................         6,401          6,086
   Other accrued liabilities  ..............................................         5,244          5,162
   Deferred revenue ........................................................           589            621
   Current maturities of long-term obligations to related parties ..........            25             25
   Current maturities of long-term obligations .............................             8             11
                                                                               -----------       ---------
Total current liabilities...................................................        22,834         23,771

Long-term obligations to related parties, net of current maturities ........             -             25
Long-term obligations, net of current maturities ...........................        27,350         32,352

Stockholders' equity:
   Preferred stock, $.01 par value, 2,000 shares authorized, no shares
     issued and outstanding ................................................             -              -
   Common stock, $.01 par value, 80,000 shares authorized, 6,829 and 6,711 shares issued and outstanding at March 31, 2002 and September 30,
     2001, respectively ....................................................            68             67
   Additional paid-in capital  .............................................        48,883         48,493
   Accumulated deficit .....................................................        (3,443)        (7,410)
                                                                               -----------       --------
Total stockholders' equity .................................................        45,508         41,150
                                                                               -----------       ---------
Total liabilities and stockholders' equity .................................   $    95,692       $ 97,298
                                                                               ===========       ========

See accompanying notes.

                       PEDIATRIC SERVICES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                              Three Months Ended         Six Months Ended
                                                                  March 31,                 March 31,
                                                            2002          2001          2002          2001
                                                         -----------   -----------  -----------   -----------
                                                         (Unaudited)   (Unaudited)  (Unaudited)   (Unaudited)
Net revenue .............................................  $  48,065   $   45,707    $   97,205    $  91,269
Costs and expenses:
   Operating salaries, wages and employee benefits ......     22,475       20,481        45,112       41,131
   Other operating costs ................................     17,982       17,287        35,239       33,701
   Corporate, general and administrative ................      4,424        4,644         9,140        9,097
   Provision for doubtful accounts ......................        360          481           665        1,439
   Depreciation and amortization ........................        994        1,860         2,088        3,759
                                                           ---------   ----------    ----------    ---------
         Total costs and expenses .......................     46,235       44,753        92,244       89,127
                                                           ---------   ----------    ----------    ---------
Operating income ........................................      1,830          954         4,961        2,142
Interest income .........................................         23          168            81          388
Interest expense ........................................       (714)      (1,002)       (1,433)      (2,223)
                                                           ---------   ----------    ----------    ---------
Income before extraordinary item ........................      1,139          120         3,609          307
Extraordinary item ......................................          -        3,263           387        3,263
                                                           ---------   ----------    ----------    ---------
Net income ..............................................  $   1,139    $   3,383     $   3,996    $   3,570
                                                           =========    =========     =========    =========

Basic net income per share data:
Income before extraordinary item ........................  $    0.17    $    0.02     $    0.53    $    0.05
Extraordinary item ......................................          -         0.49          0.06         0.49
                                                           ---------   ----------    ----------    ---------
Net income ..............................................  $    0.17    $    0.51     $    0.59    $    0.54
                                                           =========    =========     =========    =========
Diluted net income per share data:
Income before extraordinary item ........................  $    0.16    $    0.02     $    0.51    $    0.05
Extraordinary item ......................................          -         0.47          0.05         0.47
                                                           ---------   ----------    ----------    ---------
Net income ..............................................  $    0.16    $    0.49     $    0.56    $    0.52
                                                           =========    =========     =========    =========

Weighted average shares outstanding:
Basic ...................................................      6,778        6,666         6,746        6,663
                                                           =========    =========     =========    =========
Diluted .................................................      7,249        6,944         7,191        6,918
                                                           =========    =========     =========    =========


See accompanying notes.

                       PEDIATRIC SERVICES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Six Months Ended March 31,
                                                                             2002          2001
                                                                          -----------  ------------
                                                                          (Unaudited)  (Unaudited)
Operating activities:
Income before extraordinary item ...................................... $    3,609     $     307
Adjustments to reconcile income before extraordinary
    item to net cash provided by operating activities:
     Depreciation and amortization ....................................      2,088         3,759
     Provision for doubtful accounts ..................................        665         1,439
     Amortization of deferred financing fees ..........................         63           152
     Deferred income taxes ............................................        127        (1,079)
     Changes in operating assets and liabilities:
        Accounts receivable ...........................................     (2,154)        1,430
        Prepaid expenses ..............................................       (210)         (306)
        Inventory .....................................................        646          (526)
        Other assets ..................................................       (116)          108
        Workers' compensation bond collateral .........................     (1,825)            -
        Accounts payable ..............................................     (1,550)         (201)
        Income taxes ..................................................       (260)          465
        Accrued liabilities ...........................................        876          (201)
                                                                        ----------     ---------
Net cash provided by operating activities .............................      1,959         5,347
Investing activities:
Purchases of property and equipment ...................................     (2,133)         (742)
                                                                        -----------    ---------
Net cash used in investing activities .................................     (2,133)         (742)
Financing activities:
Principal payments on long-term debt ..................................     (4,525)       (8,844)
Proceeds from exercise of stock options ...............................        362            48
                                                                        ----------     ---------
Net cash used in financing activities .................................     (4,163)       (8,796)
                                                                        ----------     ---------
Decrease in cash and cash equivalents .................................     (4,337)       (4,191)
Cash and cash equivalents at beginning of period ......................     15,259        14,912
                                                                        ----------     ---------
Cash and cash equivalents at end of period ............................ $   10,922     $  10,721
                                                                        ==========     =========
Supplemental disclosure of cash flow information:
Cash paid for interest ................................................ $    1,682     $   2,404
                                                                        ==========     =========
Cash paid for taxes ................................................... $      196     $     673
                                                                        ==========      =========

See accompanying notes.

                       PEDIATRIC SERVICES OF AMERICA, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the "Company") and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2002. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company's 2001 Annual Report.

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

4.       Accounts Receivable

         Accounts receivable include approximately $7.8 million and $7.3 million for which services have been rendered but the amounts were unbilled as of March 31, 2002 and September 30, 2001, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

                       PEDIATRIC SERVICES OF AMERICA, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)

5.       Goodwill

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangibles with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually and values reduced as appropriate. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company has completed the initial step of a transitional impairment test and, at March 31, 2002, there was no impairment resulting from the transitional impairment test. Subsequent impairment losses will be reflected in operating income in the income statement. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income (in thousands) and earnings per share would have been as follows:

                                                             Three Months Ended       Six Months Ended
                                                               March 31, 2001          March 31, 2001
                                                             ------------------       ----------------
         Reported net income ............................          $3,383                 $3,570
         Add back goodwill amortization .................             557                  1,114
                                                                   ------                 ------
         Adjusted net income ............................          $3,940                 $4,684
                                                                   ======                 ======

         Basic earnings per share:
                  Reported net income ...................          $ 0.51                 $ 0.54
                  Goodwill amortization .................            0.08                   0.16
                                                                   ------                 ------
                  Adjusted net income ...................          $ 0.59                 $ 0.70
                                                                   ======                 ======

         Diluted earnings per share:
                  Reported net income ...................          $ 0.49                 $ 0.52
                  Goodwill amortization .................            0.08                   0.16
                                                                   ------                 ------
                  Adjusted net income ...................          $ 0.57                 $ 0.68
                                                                   ======                 ======

         Amortization expense on intangible assets was approximately $42,000 and $613,000 for the three months ended March 31, 2002 and 2001, respectively, and approximately $85,000 and $1,225,000 for the six months ended March 31, 2002 and 2001, respectively. In addition, the three and six month periods ended March 31, 2001 included $557,000 and $1,114,000, respectively, related to the amortization of goodwill.

6.       Concentration of Credit Risk

         The Company's principal financial instruments subject to potential concentrations of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current health care environment. The health care industry is experiencing the effects of the federal and state governments' trend toward cost containment as government and other third-party payors seek to impose lower reimbursement and utilization rates as well as negotiate reduced payment schedules with providers. The credit risk associated with the Company's accounts receivable is somewhat mitigated due to the large number of payors including Medicare, Medicaid, insurance companies, and individuals and the diversity of geographic locations in which the Company operates.

                       PEDIATRIC SERVICES OF AMERICA, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)


7.       Reclassifications

         Certain amounts for prior periods have been reclassified to conform to the current year presentation.

8.       Income Taxes

         The Company has recorded a partial valuation allowance against the net deferred tax assets as of March 31, 2002 and September 30, 2001. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies.

         In the three months and six months ended March 31, 2002, the Company had a current income tax benefit of $0.1 million and a current income tax expense of $0.5 million, respectively, which was offset by the reduction of the valuation allowance related to the net deferred tax asset resulting in zero income tax expense.

9.       Long-Term Borrowing Arrangements

         In the first quarter of fiscal year 2002, the Company completed a transaction to repurchase a total of $5.0 million of the Senior Subordinated Notes (the "Notes") for $4.5 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of $0.4 million is reflected as an extraordinary item in the condensed consolidated statements of operations for the six months ended March 31, 2002.

10.      Basic and Diluted Net Income Per Share

         Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). The dilutive effect of the weighted average options included in the diluted earnings per share is 470,987 and 277,687 for the three months ended March 31, 2002, and 2001, respectively, and 445,006 and 255,279 for the six months ended March 31, 2002 and 2001, respectively.

11.      Workers' Compensation Bond Collateral

         The Company has agreed to post $2.2 million cash collateral in a third party escrow account to secure a surety bond to satisfy its workers' compensation program requirements. As of March 31, 2002, the Company had posted $1.8 million of the $2.2 million cash collateral.

12.      Subsequent Events

         On April 16, 2002, the Company signed an agreement to acquire the assets of the South Florida skilled pediatric home health division of the MedLink Group, Inc. ("MedLink") for a purchase price of approximately $1.9 million in the form of $1.4 million in cash and $0.5 million in a note payable. The acquisition will include certain of MedLink's skilled pediatric facilities in Miami, Plantation, Stuart and West Palm Beach, Florida. The Company anticipates completing the acquisition within sixty days, pending approvals by the State of Florida's agencies responsible for licensure and change of ownership.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the "Company"). When used in this Form 10-Q, the words "may," "could," "should," "would," "believe," "feel," "expects," "anticipate," "estimate," "intend," "plan," "potential" and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described hereunder and those discussed in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company's ability to collect for equipment sold or rented, assimilate and manage previously acquired field operations, collect accounts receivable, including receivables related to acquired businesses and receivables under appeal, hire and retain qualified personnel and comply with and respond to billing requirements issues, including those related to the Company's billing and collection system, nurse shortages, competitive bidding, HIPAA regulations, AWP reductions and reduced state funding levels of Medicaid programs, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included in this quarterly report.

Recent Developments

         During the second quarter of fiscal year 2002, the Company and its senior management continued to realize substantial progress in achieving the goals of the Strategic Plan (the "Plan"). The Company addressed issues involving significant elements of the Plan including: revenue growth, cash flow, risk management and payor contract pricing. The Company's continued investment in additional regional managed care sales personnel, coupled with the branch office directors' initiatives, have begun to realize market share increases in select markets.

         The Company has experienced market share erosion in select branch offices. The Company has developed turnaround plans for regional operations management to implement in response to the underperformance of these branch offices. These plans contain goals to be achieved by fiscal year end.

         During the quarter ended March 31, 2002, the Company experienced an increase in total hours ordered and hours staffed; however, unstaffed hours increased as well to approximately 10%. To date, management has seen inconsistent results in a number of markets and will continue to evaluate wage and benefit levels in each local market and respond accordingly.

         The following table represents the approximate total hours for the time periods indicated:

                                                Total hours   Total hours     Total case        Total case
                                                  ordered      declined     hours staffed     hours unstaffed
                                               ------------- ------------- ---------------   ----------------
Rolling 13 weeks ended December 27, 2001 .....     910,777       103,406        722,115            85,256
Rolling 13 weeks ended March 28, 2002 ........     962,435       101,332        768,468            92,635

         The Company is aware of ongoing changes in the infusion drug delivery alternatives available to various payors. If some of these alternatives are selected by various payors, there could be significant reductions to the Company's future pharmacy revenues. During March 2002, the Company finalized a contract amendment with Aetna which resulted in a reduction in reimbursement to the Company for certain specialty products. Based on historical sales data for the products involved, the Company estimates that, on a trailing twelve month billing cycle, the reduction to the Company's revenue and operating income is estimated to be $2.1 million. The Company is expanding its capability to distribute injectable medication nationally and is currently assessing opportunities for these injectables in the Aetna patient base as well as other payors. The Company's marketing strategy is to capitalize on potential core product opportunities within these patient bases. In addition, the Company is exposed to significant revenue fluctuations as a result of change in service or usage levels by a limited number of hemophilia factor patients. With the reduction in the hemophilia factor inventory levels during the second quarter of fiscal 2002, management concluded it was appropriate to reverse the reserve of approximately $0.2 million. During the quarter ended March 31, 2002, the Company offset the reduction of episodic pharmacy revenues with increased Synagis revenue as well as new patient starts with undetermined volume and duration.

         As the Company evaluates the renewal of its risk program, it is being advised by its broker to anticipate significant increases in both premiums, retention limits and collateral requirements across all major lines of insurance. The Company will evaluate potential carrier changes where it is advisable.

         During the quarter ended March 31, 2002, the Company announced the opening of its second Atlanta, Georgia PPEC Center, its seventh overall.

         On April 16, 2002, the Company signed an agreement to acquire the assets of the South Florida skilled pediatric home health division of the MedLink Group, Inc. ("MedLink") for a purchase price of approximately $1.9 million in the form of $1.4 million in cash and $0.5 million in a note payable. The acquisition will include certain of MedLink's skilled pediatric facilities in Miami, Plantation, Stuart and West Palm Beach, Florida. The Company anticipates completing the acquisition within sixty days, pending approvals by the State of Florida's agencies responsible for licensure and change of ownership.

         The Company's management assesses its various growth opportunities, ranging from evaluation of acquisition alternatives in key markets, geographical expansion through the use of start-up branch offices and the marketing impact on existing branch office growth, in order to ration capital available from operations.

         The Company operates in the healthcare industry which is subject to a variety and ever evolving set of risks and challenges. These include but are not limited to: nurse shortages, competitive bidding, HIPAA regulations, potential AWP reductions and reduced state funding levels of Medicaid programs. Any changes to these risks and challenges could potentially have a material adverse effect on the Company's operating results.

Results of Operations

Significant Accounting Policies

Net Revenue

         Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their realizable values. Inherent in these estimates is the risk that they will need to be revised or updated with the changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of March 31, 2002, the Company had no material claims, disputes or unsettled matters with third-party payors, nor were there any material settlements with third-party payors.

         Net revenue represents the estimated net realizable amounts from patients, third-party payors and others for patient services and products rendered. Such revenue is recognized as the treatment plan is administered to the patient and recorded at amounts estimated to be received under reimbursement arrangements with payors. Net revenues to be reimbursed by contracts with third-party payors are recorded at an amount to be realized under these contractual arrangements. Revenues from Medicaid and Medicare are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants. In certain situations, the services and products are recorded separately. In other situations, the services and products are billed and reimbursed on a per diem or contract basis whereby the insurance carrier pays the Company one combined amount for treatment. Because the reimbursement arrangements in these situations are based on a per diem or contract amount, the Company does not maintain records that provide a breakdown between the service and product components.

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

         In other select cases, patient treatment may cease for a number of reasons including; rehospitalizations, change in treatment needs, or death, and a time lag may exist before this information is reflected in the Company's billing and collection system. The Company has developed a methodology which measures the relative magnitude of these events over recent time periods and applies this methodology to reduce net revenues recognized in the current period.

Allowance for Doubtful Accounts

         In determining the adequacy of the allowance and related provision for doubtful accounts, the Company has developed a process which combines statistical analysis of historical collection and write-off activity with a detailed review of existing account balances meeting certain criteria and their likelihood of being collected at the amounts recorded. This detailed review involves both the assigned corporate reimbursement department personnel and the respective branch office location personnel assessing each patient claim that falls within prescribed age and amount criteria. These assessments are aggregated and compared to the results of the statistical analysis to provide additional support to management in making the estimate of the allowance for doubtful accounts. Inherent in this estimate is the risk that it will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

Accrued Insurance

         The Company's insurance broker retained the services of an independent actuary to prepare an actuarial analysis of the Company's development of reported and incurred but not reported claims. These estimates are updated quarterly and are used in the valuation of the accrued insurance liability. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amounts of each item from the comparative prior period:


                                                                                             Period-to-Period Percentage
                                                    Percentage of Net Revenue                    Increase (Decrease)
                                        -------------------------------------------------  -------------------------------
                                             Three Months                Six Months         Three Months       Six Months
                                                Ended                      Ended               Ended              Ended
                                              March 31,                  March 31,                    March 31,
                                        -----------------------    ----------------------  -------------------------------
                                          2002         2001          2002         2001          2002              2002
                                        ---------    ----------    ---------    ---------  ---------------    ------------
Net revenue ...........................  100.0%       100.0%        100.0%       100.0%            5%                 7%
Operating salaries, wages and
   employee benefits ..................   46.8         44.8          46.4         45.1            10                 10
Other operating costs .................   37.4         37.8          36.3         36.9             4                  5
Corporate, general and administrative .    9.2         10.2           9.4         10.0            (5)               0.5
Provision for doubtful accounts .......    0.7          1.1           0.7          1.6           (25)               (54)
Depreciation and amortization .........    2.1          4.0           2.2          4.1           (47)               (44)
                                        ------       ------        ------       ------        ------             ------
Operating income ......................    3.8          2.1           5.0          2.3            92                132
Interest income .......................    0.0          0.4           0.1          0.4           (86)               (79)
Interest expense ......................   (1.5)        (2.2)         (1.5)        (2.4)          (29)               (36)
                                        ------       ------        ------       ------        ------             ------
Income before extraordinary item ......    2.3%         0.3%          3.6%         0.3%          847%             1,078%
                                        ======       ======        ======       ======        ======             ======


         The following table sets forth for the periods indicated the net revenue breakdown by service (in thousands):

                                                      Three Months                  Six Months
                                                          Ended                       Ended
                                                        March 31,                   March 31,
                                                  ----------------------     ------------------------
                                                     2002        2001            2002         2001
                                                  ---------    ---------     ----------     ---------
Pediatric Home Health Care
  Nursing ......................................   $ 21,631    $ 21,251        $ 43,759     $ 42,455
  Respiratory Therapy Equipment ................      3,999       3,666           8,181        7,376
  Home Medical Equipment .......................        339         336             667          668
  Pharmacy and Other ...........................     11,136      10,135          22,260       20,059
                                                   --------    --------        --------     --------
         Total Pediatric Home Health Care ......     37,105      35,388          74,867       70,558
                                                   --------    --------        --------     --------
Adult Home Health Care:
  Nursing ......................................      2,773       2,665           5,747        5,485
  Respiratory Therapy Equipment ................      4,399       4,011           9,019        7,991
  Home Medical Equipment .......................        611         763           1,244        1,472
  Pharmacy and Other ...........................      3,177       2,880           6,328        5,763
                                                  ---------    --------        --------     --------
         Total Adult Home Health Care ..........     10,960      10,319          22,338       20,711
                                                  ---------    --------        --------     --------
              Total Net Revenue ................  $  48,065    $ 45,707        $ 97,205     $ 91,269
                                                  =========    ========        ========     ========


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Net revenue increased $2.4 million, or 5%, to $48.1 million in the three months ended March 31, 2002 from $45.7 million in the three months ended March 31, 2001. Pediatric home health care net revenue increased by $1.7 million for the three months ended March 31, 2002, due to a number of factors, including, increased reimbursement rates from select pediatric nursing payors, increased pharmacy deliveries and increased provision of core respiratory products and services as compared to the three months ended March 31, 2001. Adult health care net revenue increased $0.6 million for the three months ended March 31, 2002, primarily as a result of an increase in the provision of core products and services to pharmacy and respiratory therapy patients. In the three months ended March 31, 2002, the Company derived approximately 50% of its net revenue from commercial insurers and other private payors, 43% from Medicaid and 7% from Medicare.

         Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits increased $2.0 million, or 10%, to $22.5 million in the three months ended March 31, 2002 from $20.5 million in the three months ended March 31, 2001. The Company experienced increases in its nursing labor costs due to increased levels of nurses eligible for benefits. The Company incurred labor costs for new start-up branches in the three months ended March 31, 2002. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended March 31, 2002 increased to 47% from 45% for the three months ended March 31, 2001.

         Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs increased $0.7 million, or 4%, to $18.0 million in the three months ended March 31, 2002, from $17.3 million in the three months ended March 31, 2001. The increase in other operating costs relates primarily to increased business insurance costs, increased pharmacy deliveries and increased medical supply usage. As a percentage of net revenue, other operating costs for the three months ended March 31, 2002 decreased to 37% from 38% for the three months ended March 31, 2001.

         Corporate, general and administrative costs decreased $0.2 million, or 5%, to $4.4 million in the three months ended March 31, 2002, from $4.6 million in the three months ended March 31, 2001. The decrease relates primarily to a combination of corporate turnover and changes in the billing function staffing levels in the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. As a percentage of net revenue, corporate, general and administrative costs for the three months ended March 31, 2002, decreased to 9% from 10% for the three months ended March 31, 2001

         Provision for doubtful accounts decreased $0.1 million, or 25%, to $0.4 million in the three months ended March 31, 2002, from $0.5 million in the three months ended March 31, 2001. Cash collections as a percentage of net revenue were 98% and 103% for the three months ended March 31, 2002 and 2001, respectively. The Company continues to experience strong cash collections due to improvements in the reimbursement processes, resulting in a lower provision for doubtful accounts.

         Depreciation and amortization decreased $0.9 million, or 47%, to $1.0 million in the three months ended March 31, 2002 from $1.9 million in the three months ended March 31, 2001. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangibles with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Amortization expense on intangible assets was $0.04 million and $0.6 million for the three months ended March 31, 2002 and 2001, respectively. The three month period ended March 31, 2001 included $0.6 million related to the amortization of goodwill.

         Interest expense decreased $0.3 million, or 29%, to $0.7 million in the three months ended March 31, 2002, from $1.0 million in the three months ended March 31, 2001. The Company's average debt outstanding decreased $10.5 million as the Company completed several transactions to repurchase a portion of the Notes.

         Interest income decreased $0.1 million in the three months ended March 31, 2002. The Company invested its excess cash balances in highly liquid investments whose yields continue to decline.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

         Net revenue increased $5.9 million, or 7%, to $97.2 million in the six months ended March 31, 2002 from $91.3 million in the six months ended March 31, 2001. Pediatric home health care net revenue increased by $4.3 million for the six months ended March 31, 2002, due to a number of factors, including, increased reimbursement rates from select pediatric nursing payors, increased pharmacy deliveries and increased provision of core respiratory products and services as compared to the six months ended March 31, 2001. Adult health care net revenue increased $1.6 million for the six months ended March 31, 2002, primarily as a result of an increase in core products and services to pharmacy and respiratory therapy patients. In the six months ended March 31, 2002, the

Company derived approximately 50% of its net revenue from commercial insurers and other private payors, 43% from Medicaid and 7% from Medicare.

         Operating salaries, wages and employee benefits increased $4.0 million, or 10%, to $45.1 million in the six months ended March 31, 2002 from $41.1 million in the six months ended March 31, 2001. The Company experienced increases in its nursing labor costs due to increased levels of nurses eligible for benefits. In addition, the Company incurred labor costs for new start-up branches in the six months ended March 31, 2002. As a percentage of net revenue, operating salaries, wages and employee benefits for the six months ended March 31, 2002 increased to 46% from 45% for the six months ended March 31, 2001.

         Other operating costs increased $1.5 million, or 5%, to $35.2 million in the six months ended March 31, 2002, from $33.7 million in the six months ended March 31, 2001. The increase in other operating costs relates primarily to increased business insurance costs, increased pharmacy deliveries and increased medical supply usage. As a percentage of net revenue, other operating costs for the six months ended March 31, 2002 decreased to 36% from 37% for the six months ended March 31, 2001.

         Corporate, general and administrative costs remained essentially unchanged at $9.1 million in the six months ended March 31, 2002 as compared to the six months ended March 31, 2001. The slight increase relates primarily to an increase in the Company's portion of benefits costs offset by corporate turnover and changes in the billing function staffing levels in the six months ended March 31, 2002 as compared to March 31, 2001. As a percentage of net revenue, corporate, general and administrative costs for the six months ended March 31, 2002, decreased slightly compared to the six months ended March 31, 2001.

         Provision for doubtful accounts decreased $0.8 million, or 54%, to $0.7 million in the six months ended March 31, 2002, from $1.4 million in the six months ended March 31, 2001. Cash collections as a percentage of net revenue were 99% and 102% for the six months ended March 31, 2002 and 2001, respectively. The Company continues to experience strong cash collections due to improvements in the reimbursement processes, resulting in a lower provision for doubtful accounts.

         Depreciation and amortization decreased $1.7 million, or 44%, to $2.1 million in the six months ended March 31, 2002 from $3.8 million in the six months ended March 31, 2001. Amortization expense on intangible assets was $0.08 million and $1.2 million for the six months ended March 31, 2002 and 2001, respectively. The six month period ended March 31, 2001 included $1.1 million related to the amortization of goodwill.

         Interest expense decreased $0.8 million, or 36%, to $1.4 million in the six months ended March 31, 2002, from $2.2 million in the six months ended March 31, 2001. The Company's average debt outstanding decreased $14.1 million as the Company completed several transactions to repurchase a portion of the Notes.

         Interest income decreased $0.3 million in the six months ended March 31, 2002. The Company invested its excess cash balances in highly liquid investments whose yields continue to decline.

Liquidity and Capital Resources

         In the first quarter of fiscal year 2002, the Company completed a transaction to repurchase a total of $5.0 million of the Notes for $4.5 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of $0.4 million is reflected as an extraordinary item in the condensed consolidated statements of operations for the six months ended March 31, 2002. At March 31, 2002, total borrowings under the Notes were approximately $27.4 million.

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

         Cash collections as a percentage of net revenue for the three months ended March 31, 2002 and 2001 were 98% and 103%, respectively. The organizational restructuring of the Company's reimbursement process continues and indications of progress to date are positive. While management anticipates that continued implementation of the Plan will achieve the desired results, there can be no assurance that this will result in the Company realizing operating improvements and improved cash flow.

         The Company's investments in property and equipment are attributable largely to purchases of medical equipment rented to patients and computer equipment. For the six months ended March 31, 2002, the Company has purchased medical equipment with technology upgrades to service existing patients and completed leasehold improvements for new start-up locations. The Company anticipates future capital expenditures for maintenance, support and enhancements of existing technology. However, the Company does not anticipate that these capital expenditures will be significant.

         As a result of operating in the health care industry, the Company's business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of March 31, 2002, this insurance coverage is provided under a "claims-made" policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company's insurance policy will be adequate. In addition, while the Company has been able to obtain various forms of insurance in the past, such insurance varies in coverage, cost and collateral requirements, and is difficult to obtain and may or may not be available in the future on acceptable terms.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company faces a number of market risk exposures including risks related to cash and cash equivalents, accounts receivable and interest rates. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current environment in the health care industry. The risk is somewhat mitigated due to the large number of payors including Medicare and Medicaid, insurance companies, individuals and the diversity of geographic locations in which the Company operates.

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

         Based on a hypothetical immediate 150 basis point increase in interest rates at March 31, 2002, the market value of the Company's Notes would be reduced by approximately $1.8 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company's Notes outstanding at March 31, 2002 of approximately $2.0 million.

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

         On February 27, 2001, Plaintiffs' Motion for Class Certification was granted by the Court. Fact discovery in the case closed on July 31, 2001. On September 5, 2001, Plaintiffs' moved for leave to file a Second Amended Complaint and to expand the class period. The proposed Second Amended Complaint purported to expand the class to include all persons who purchased the Company's stock between November 11, 1996 and July 28, 1998. The Court denied Plaintiffs' Motion on October 12, 2001.

         In January, 2002, the parties entered into a Stipulation of Settlement settling all claims asserted in the lawsuit against all parties for a total of $3.2 million, subject to court approval. On March 14, 2002, following a hearing on the fairness, reasonableness and adequacy of the proposed settlement, the Court entered an Order approving the settlement. The time for appeal of the Settlement Order has expired and no appeal has been taken. Under the terms of the settlement, the $3.0 million contribution of the Company to the settlement will be fully funded by its insurance carrier under its Directors and Officers insurance policy.

         On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, Kids & Nurses, Inc. In the original complaint, in general, the plaintiffs alleged that the defendants violated Federal and Tennessee Securities Laws and committed common law fraud in connection with the Company's purchase of Kids & Nurses, Inc. in November, 1997. The plaintiffs seek actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorneys' fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal Securities Laws, and added claims under Georgia's securities laws. The plaintiffs also filed a brief in response to the Company's motion to dismiss. On February 1, 2000, the defendants filed an amended motion to dismiss addressing the allegations of the amended complaint. On March 29, 2001, the motion to dismiss was denied without prejudice pending a ruling by the Tennessee Supreme Court on an unrelated case. On May 2, 2001, the Company and the individuals named as defendants, filed their answer, denying liability. The Plaintiffs in this case are included within the defined Class in the Class Action discussed above and did not opt-out of the Class Settlement. The time for appeal of the Settlement Order has expired and no appeal has been taken.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders of the Company was held on January 29, 2002. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each matter.

         (1) Election of Michael E. Axelrod and Michael J. Finn as directors for a term of three years expiring at the 2005 Annual Meeting of Shareholders. There was no solicitation in opposition to the nominees listed in the proxy statement, and the nominees were elected.

                                                 Votes                            Broker
                                        ----------------------         ---------------------------
         Nominees                       For           Withheld         Abstentions       Non-Votes
         --------                       ---           --------         -----------       ---------
         Michael E. Axelrod             6,679,376     30,219                  -                 -
         Michael J. Finn                6,679,376     30,219                  -                 -

         (2) The approval of the amendment and restatement of the Company's Stock Option Plan. The Shareholders approved the proposal.

                                      Votes
         ---------------------------------------------------------------------
         For                          Against              Abstentions
         ---                          -------              -----------

         3,835,320                    84,147               65,302


         (3) The approval of the amendment and restatement of the Company's Directors' Stock Option Plan. The Shareholders approved the proposal.

                                      Votes
         ---------------------------------------------------------------------
         For                          Against              Abstentions
         ---                          -------              -----------

         3,831,215                    87,952               65,602


         (4) The approval of the amendment to the Company's Employee Stock Purchase Plan. The Shareholders approved the proposal.

                                      Votes
         ---------------------------------------------------------------------
         For                          Against              Abstentions
         ---                          -------              -----------

         6,214,068                    433,173              62,354

         (5) Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending September 30, 2002. The Shareholders approved the proposal.

                                                            Votes
                                      Votes
         ---------------------------------------------------------------------
         For                          Against              Abstentions
         ---                          -------              -----------

         6,675,383                    28,405               5,807


ITEM 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits

         No exhibits are filed as part of this report.

   (b)   Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PEDIATRIC SERVICES OF AMERICA, INC.
                                         (Registrant)

Date:  May 3, 2002             By:    /s/ James M. McNeill
                                    --------------------------------
                                    James M. McNeill
                                    Senior Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Duly authorized officer and
                                     Principal Financial Officer)