Form 10-Q
period 2002-06-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2002-08-07
CIK 893430

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23946

PEDIATRIC SERVICES OF AMERICA, INC.
(Exact name of Registrant as specified in its charter)

Delaware	58-1873345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Technology Parkway, Norcross GA 30092-2929
(Address of principal executive offices, including zip code)

(770) 441-1580
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of July 31, 2002, the Registrant had 6,837,622 shares of Common Stock, $0.01 Par Value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I— FINANCIAL INFORMATION

Item 1.     Financial Statements

PEDIATRIC SERVICES OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	September 30, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,151	$15,259
Accounts receivable, less allowance for doubtful accounts of $5,379 and $5,520, respectively	34,671	31,456
Prepaid expenses	1,612	893
Deferred income taxes	1,666	1,778
Income taxes receivable	199	—
Inventory	3,725	4,708
Other current assets	347	236

Total current assets	49,371	54,330

Property and equipment:
Home care equipment held for rental	30,541	28,752
Furniture and fixtures	11,202	10,572
Vehicles	725	725
Leasehold improvements	1,642	1,222

	44,110	41,271
Accumulated depreciation and amortization	(34,941)	(32,315)

	9,169	8,956

Other assets:
Goodwill, less accumulated amortization of $9,613	32,893	31,706
Certificates of need, less accumulated amortization of $575 and $505, respectively	97	167
Deferred financing fees, less accumulated amortization of $676 and $701, respectively	515	787
Non-compete agreements, less accumulated amortization of $1,129 and $1,110, respectively	41	50
Deferred income taxes	623	1,049
Workers’ compensation bond collateral	1,843	—
Other	338	253

	36,350	34,012

Total assets	$94,890	$97,298

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)
(In thousands)

	June 30,	September 30,
	2002	2001
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,293	$5,611
Accrued compensation	5,280	5,757
Income tax	—	498
Accrued insurance	6,475	6,086
Other accrued liabilities	4,582	5,162
Deferred revenue	632	621
Current maturities of long-term obligations to related parties	25	25
Current maturities of long-term obligations	171	11

Total current liabilities	23,458	23,771
Long-term obligations to related parties, net of current maturities	—	25
Long-term obligations, net of current maturities	24,683	32,352
Stockholders’ equity:
Preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 80,000 shares authorized, 6,837 and 6,711 shares issued and outstanding at June 30, 2002 and September 30, 2001, respectively	68	67
Additional paid-in capital	48,908	48,493
Accumulated deficit	(2,227)	(7,410)

Total stockholders’ equity	46,749	41,150

Total liabilities and stockholders’ equity	$94,890	$97,298

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Revenue	$49,220	$46,258	$146,425	$137,527
Costs and expenses:
Operating salaries, wages and employee benefits	22,844	20,861	67,956	61,992
Other operating costs	18,691	17,204	53,930	50,905
Corporate, general and administrative	4,551	4,600	13,691	13,696
Provision for doubtful accounts	322	353	987	1,793
Depreciation and amortization	980	1,867	3,068	5,626

Total costs and expenses	47,388	44,885	139,632	134,012

Operating income	1,832	1,373	6,793	3,515
Other income	—	32	—	32
Interest income	46	119	128	507
Interest expense	(693)	(898)	(2,126)	(3,121)

Income before extraordinary item	1,185	626	4,795	933
Extraordinary item	30	—	417	3,263

Net income	$1,215	$626	$5,212	$4,196

Basic net income per share data:
Income before extraordinary item	$0.17	$0.09	$0.71	$0.14
Extraordinary item	0.01	—	0.06	0.49

Net income	$0.18	$0.09	$0.77	$0.63

Diluted net income per share data:
Income before extraordinary item	$0.16	$0.09	$0.67	$0.14
Extraordinary item	0.01	—	0.06	0.47

Net income	$0.17	$0.09	$0.73	$0.61

Weighted average shares outstanding:
Basic	6,835	6,696	6,775	6,674

Diluted	7,193	6,934	7,180	6,923

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended June 30
	2002	2001
	(Unaudited)	(Unaudited)
Operating activities:
Income before extraordinary item	$4,795	$933
Adjustments to reconcile income before extraordinary item to net cash provided by operating activities:
Depreciation and amortization	3,068	5,626
Provision for doubtful accounts	987	1,793
Amortization of deferred financing fees	88	220
Deferred income taxes	538	(1,693)
Changes in operating assets and liabilities net of business acquired:
Accounts receivable	(3,493)	3,070
Prepaid expenses	(719)	(567)
Inventory	983	(1,399)
Other assets	(215)	192
Workers’ compensation bond collateral	(1,843)	—
Accounts payable	672	1,369
Income taxes	(697)	795
Accrued liabilities	(667)	(1,342)

Net cash provided by operating activities	3,497	8,997

Investing activities:
Purchases of property and equipment	(3,161)	(1,349)
Acquisition of a business	(1,398)	—

Net cash used in investing activities	(4,559)	(1,349)

Financing activities:
Principal payments on long-term debt	(7,433)	(8,849)
Proceeds from exercise of stock options	387	90

Net cash used in financing activities	(7,046)	(8,759)

Decrease in cash and cash equivalents	(8,108)	(1,111)
Cash and cash equivalents at beginning of period	15,259	14,912

Cash and cash equivalents at end of period	$7,151	$13,801

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,119	$4,504

Cash paid for taxes	$269	$965

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2002. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2001 included in the Company’s Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company’s 2001 Annual Report.

2.    Description of Business

The Company provides a broad range of pediatric health care services and equipment including nursing, respiratory therapy, rental and sale of durable medical equipment, pharmaceutical services and infusion therapy services. In addition, the Company provides pediatric rehabilitation services, day treatment centers for medically fragile children, pediatric well care services and special needs educational services for pediatric patients. The Company also provides case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other health care providers. The Company’s services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. As a complement to its pediatric respiratory and infusion therapy services, the Company also provides respiratory and infusion therapy and related services for adults.

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

4.    Accounts Receivable

Accounts receivable include approximately $7.9 million and $7.3 million for which services have been rendered but the amounts were unbilled as of June 30, 2002 and September 30, 2001, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

5.    Goodwill

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangibles with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed by the Company for impairment at least annually and values reduced as appropriate. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company has completed the initial step of a transitional impairment test and, at June 30, 2002, there was no impairment resulting from the transitional impairment test. Subsequent impairment losses will be reflected in operating income in the income statement. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income (in thousands) and earnings per share would have been as follows:

	Three Months Ended June 30, 2001	Nine Months Ended June 30, 2001
Reported net income	$626	$4,196
Add back goodwill amortization	557	1,671

Adjusted net income	$1,183	$5,867

Basic earnings per share:
Reported net income	$0.09	$0.63
Goodwill amortization	0.08	0.25

Adjusted net income	$0.17	$0.88

Diluted earnings per share:
Reported net income	$0.09	$0.61
Goodwill amortization	0.08	0.24

Adjusted net income	$0.17	$0.85

Amortization expense on intangible assets was approximately $23,000 and $649,000 for the three months ended June 30, 2002 and 2001, respectively, and approximately $108,000 and $1,874,000 for the nine months ended June 30, 2002 and 2001, respectively.

6.    Concentration of Credit Risk

The Company’s principal financial instruments subject to potential concentrations of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current health care environment. The health care industry is experiencing the effects of the federal and state governments’ trend toward cost containment as government and other third-party payors seek to impose lower reimbursement and utilization rates as well as negotiate reduced payment schedules with providers. The credit risk associated with the Company’s accounts receivable is somewhat mitigated due to the large number of payors including Medicare, Medicaid, insurance companies and individuals, and the diversity of geographic locations in which the Company operates.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

7.    Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

8.    Income Taxes

The Company has recorded a partial valuation allowance against the net deferred tax assets as of June 30, 2002 and September 30, 2001. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies.

In the three months and nine months ended June 30, 2002, the Company had a current income tax benefit of $0.4 million and a current income tax expense of $0.1 million, respectively, which was offset by the reduction of the valuation allowance related to the net deferred tax asset resulting in zero income tax expense.

9.    Long-Term Borrowing Arrangements

In the first quarter of fiscal year 2002, the Company completed a transaction to repurchase a total of $5.0 million of the 10% Senior Subordinated Notes due 2008 (the “Notes”) for $4.5 million cash plus accrued interest. In the third quarter of fiscal year 2002, the Company completed two transactions to repurchase a total of $3.0 million of the notes for $2.9 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of $0.03 million and $0.4 million is reflected as an extraordinary item in the condensed consolidated statements of operations for the three and nine months ended June 30, 2002, respectively.

10.    Basic and Diluted Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). The dilutive effect of the weighted average options included in the diluted earnings per share is 358,235 and 238,826 for the three months ended June 30, 2002, and 2001, respectively, and 405,212 and 249,795 for the nine months ended June 30, 2002 and 2001, respectively.

11.    Workers’ Compensation Bond Collateral

The Company has secured surety bonds of $4.0 million to satisfy its worker’s compensation program requirements. The surety bonds are collateralized by $1.8 million cash posted to a third party escrow account and an existing irrevocable letter of credit in the amount of $1.0 million whose beneficiary is the surety company.

12.    Acquisition of a Business

On May 31, 2002, the Company acquired the assets of the South Florida skilled pediatric nursing home health division of the MedLink Group, Inc. (“MedLink”) for a purchase price of approximately $1.9 million in the form of $1.4 million in cash and $0.5 million in a note payable. The acquisition included certain of MedLink’s skilled pediatric facilities in Miami, Plantation, Stuart and West Palm Beach, Florida.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the “Company” ). When used in this Form 10-Q, the words “may,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “ intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. The Company cautions that various factors, including the factors described hereunder and those discussed in the Company’s other filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company’s ability to collect for equipment sold or rented, assimilate and manage previously acquired field operations, collect accounts receivable, including receivables related to acquired businesses and receivables under appeal, hire and retain qualified personnel and comply with and respond to billing requirements issues, including those related to the Company’s billing and collection system, nurse shortages, competitive bidding, HIPAA regulations, Average Wholesale Price (“AWP”) reductions and reduced state funding levels of Medicaid programs, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included in this quarterly report.

Recent Developments

As the Company continues to experience downward pressure on operating margins from previously noted factors including; nurse shortages, selected reductions in pharmacy reimbursements, risk loss experience, and selected state Medicaid program funding reductions, senior management has determined that a re-prioritization of near term tasks is necessary to achieve the stated goals of the Strategic Plan (the “Plan”). The Company intends to emphasize improved nurse scheduling efficiencies, improving location back office operations, accelerating opening of start up locations, and reducing disposable and supply usage and pharmacy acquisition costs. Operations management has the responsibility to implement the necessary process changes in the upcoming quarters.

During the quarter ended June 30, 2002, the Company experienced a slight increase in total hours ordered and hours staffed; however, unstaffed hours remained at approximately 10%. To date, management has seen inconsistent results in a number of markets and will continue to evaluate wage and benefit levels in each local market and respond accordingly. Management anticipates that as implementation of the new nurse scheduling system continues, improvements in both unstaffed hours and gross margin levels should occur.

The following table represents the approximate total hours for the time periods indicated:

	Total hours ordered	Total hours declined	Total case hours staffed	Total case hours unstaffed
Rolling 13 weeks ended March 28, 2002	962,435	101,332	768,468	92,635
Rolling 13 weeks ended June 27, 2002	963,430	92,603	774,028	96,799

The Company is aware of ongoing changes in the infusion drug delivery alternatives available to various payors. If some of these alternatives are selected by various payors, there could be significant reductions to the Company’s future pharmacy revenues. As previously disclosed, during March 2002, the Company finalized a contract amendment with Aetna which resulted in reduced reimbursement to the Company for certain specialty products. The Company is expanding its capability to distribute medications nationally and continues to assess opportunities for injectables in the Aetna patient base as well as other payors. The Company’s marketing strategy is to capitalize on potential core product opportunities within these patient bases, as well as to expand potential product offerings. In addition, the Company is exposed to significant revenue fluctuations as a result of change in service or usage levels by a limited number of hemophilia factor patients.

As the Company evaluates the renewal of its risk management program, it is being advised by its broker to anticipate significant increases in premiums, retention limits and collateral requirements across all major lines of insurance. The Company will evaluate potential carrier changes where it is advisable.

During the quarter ended June 30, 2002, the Company finalized plans to open a Prescribed Pediatric Extended Care (“PPEC” ) Center located in Augusta, Georgia. This eighth PPEC Center is scheduled to open in the first quarter of fiscal year 2003.

On May 31, 2002, the Company acquired the assets of the South Florida skilled pediatric home health division of the MedLink Group, Inc. (“MedLink”) for a purchase price of approximately $1.9 million in the form of $1.4 million in cash and $0.5 million in a note payable. The acquisition included certain of MedLink’s skilled pediatric facilities in Miami, Plantation, Stuart and West Palm Beach, Florida.

The Company’s management will continue to assess its various growth opportunities, ranging from evaluation of acquisition alternatives in key markets, geographical expansion through the use of start-up branch offices and the marketing impact on existing branch office growth, in order to ration capital available from operations.

In the third quarter of fiscal year 2002, the Company completed two transactions to repurchase a total of $3.0 million of the Notes for $2.9 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of $0.03 million is reflected as an extraordinary item in the condensed consolidated statements of operations for the three months ended June 30, 2002.

The Company operates in the healthcare industry which is subject to a variety of ever evolving sets of risks and challenges. These include but are not limited to: nurse shortages, competitive bidding, HIPAA regulations, potential AWP reductions, adverse litigation, workers’ compensation losses and reduced state funding levels of Medicaid programs. Any changes to these risks and challenges could potentially have a material adverse effect on the Company’s operating results.

Significant Accounting Policies

Net Revenue

Due to the nature of the healthcare industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their realizable values. Inherent in these estimates is the risk that they will need to be revised or updated with the changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of June 30, 2002, the Company had no material claims, disputes or unsettled matters with third-party payors, nor were there any material settlements with third-party payors.

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

In other select cases, patient treatment may cease for a number of reasons including; re-hospitalizations, change in treatment needs, or death, and a time lag may exist before this information is reflected in the Company’s billing and collection system. The Company has developed a methodology which measures the relative magnitude of these events over recent time periods and applies this methodology to reduce net revenues recognized in the current period.

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

Accrued Insurance

The Company’s insurance broker retained the services of an independent actuary to prepare an actuarial analysis of the Company’s development of reported and incurred but not reported claims. These estimates are updated quarterly and are used in the valuation of the accrued insurance liability. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

Results of Operations

The following table is derived from the Company’s unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

	Percentage of Net Revenue				Period-to-Period Percentage Increase (Decrease)
	Three Months ended June 30,		Nine Months ended June 30,		Three Months ended June 30,	Nine Months ended June 30,
	2002	2001	2002	2001	2002	2002
Net revenue	100.0%	100.0%	100.0%	100.0%	6%	7%
Operating salaries, wages and employee benefits	46.4	45.1	46.4	45.1	10	10
Other operating costs	38.0	37.2	36.8	37.0	9	6
Corporate, general and administrative	9.2	9.9	9.4	10.0	(1)	0
Provision for doubtful accounts	0.7	0.8	0.7	1.3	(9)	(45)
Depreciation and amortization	1.9	4.0	2.1	4.1	(48)	(45)

Operating income	3.8	3.0	4.6	2.5	33	93
Other income	—	0.1	—	0.0	(100)	(100)
Interest income	0.1	0.3	0.1	0.4	(61)	(75)
Interest expense	(1.4)	(1.9)	(1.5)	(2.3)	(23)	(32)

Income before extraordinary item	2.5%	1.5%	3.2%	0.6%	89%	414%

The following tables set forth for the periods indicated the net revenue breakdown based on current period billings allocated across service lines (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Pediatric Home Health Care
Nursing	$21,710	$21,352	$65,469	$63,808
Respiratory Therapy Equipment	4,406	3,803	12,587	11,179
Home Medical Equipment	365	377	1,032	1,045
Pharmacy and Other	11,504	9,945	33,764	30,004

Total Pediatric Home Health Care	37,985	35,477	112,852	106,036

Adult Home Health Care:
Nursing	2,927	2,945	8,674	8,430
Respiratory Therapy Equipment	4,633	4,042	13,652	12,033
Home Medical Equipment	606	632	1,850	2,103
Pharmacy and Other	3,069	3,162	9,397	8,925

Total Adult Home Health Care	11,235	10,781	33,573	31,491

Total Net Revenue	$49,220	$46,258	$146,425	$137,527

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net revenue increased $3.0 million, or 6%, to $49.2 million in the three months ended June 30, 2002 from $46.3 million in the three months ended June 30, 2001. Pediatric home health care net revenue increased by $2.5 million for the three months ended June 30, 2002, due to a number of factors, including increased reimbursement rates from select pediatric nursing payors, increased pharmacy deliveries and increased provision of core respiratory products and services as compared to the three months ended June 30, 2001. Adult health care net revenue increased $0.5 million for the three months ended June 30, 2002, primarily as a result of an increase in the provision of core products and services to respiratory therapy patients. In the three months ended June 30, 2002, the Company derived approximately 49% of its net revenue from commercial insurers and other private payors, 44% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits increased $2.0 million, or 10%, to $22.8 million in the three months ended June 30, 2002 from $20.9 million in the three months ended June 30, 2001. The Company experienced increases in its labor costs due to increased levels of nurses eligible for benefits and selected wage rate increases to both nurses and branch office employees. The Company incurred increased labor costs for new start-up branches in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended June 30, 2002 increased to 46% from 45% for the three months ended June 30, 2001.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs increased $1.5 million, or 9%, to $18.7 million in the three months ended June 30, 2002 from $17.2 million in the three months ended June 30, 2001. The increase in other operating costs relates primarily to increased pharmacy deliveries, increased medical supply usage and increased business insurance costs. As a percentage of net revenue, other operating costs for the three months ended June 30, 2002 increased to 38% from 37% for the three months ended June 30, 2001.

Corporate, general and administrative costs remained relatively unchanged at $4.6 million in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of net revenue, corporate, general and administrative costs for the three months ended June 30, 2002, decreased to 9% from 10% for the three months ended June 30, 2001.

Provision for doubtful accounts remained relatively unchanged at $0.3 million in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Cash collections as a percentage of net revenue were 98% and 105% for the three months ended June 30, 2002 and 2001, respectively. Management remains pleased with cash collections and the accounts receivable aging.

Depreciation and amortization decreased $0.9 million, or 48%, to $1.0 million in the three months ended June 30, 2002 from $1.9 million in the three months ended June 30, 2001. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangibles with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Amortization expense on intangible assets was $0.02 million and $0.6 million for the three months ended June 30, 2002 and 2001, respectively. The three month period ended June 30, 2001 included $0.6 million related to the amortization of goodwill.

Interest expense decreased $0.2 million, or 23%, to $0.7 million in the three months ended June 30, 2002 from $0.9 million in the three months ended June 30, 2001. The Company’s average debt outstanding decreased $6.5 million as the Company completed several transactions to repurchase a portion of the Notes.

Interest income decreased $0.1 million in the three months ended June 30, 2002. The Company invested its excess cash balances in highly liquid investments.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

Net revenue increased $8.9 million, or 7%, to $146.4 million in the nine months ended June 30, 2002 from $137.5 million in the nine months ended June 30, 2001. Pediatric home health care net revenue increased by $6.8 million for the nine months ended June 30, 2002 due to a number of factors, including increased pharmacy deliveries, reimbursement rates from select pediatric nursing payors, and increased provision of core respiratory products and services as compared to the nine months ended June 30, 2001. Adult health care net revenue increased $2.1 million for the nine months ended June 30, 2002, primarily as a result of an increase in core products and services to pharmacy and respiratory therapy patients. In the nine months ended June 30, 2002, the Company derived approximately 50% of its net revenue from commercial insurers and other private payors, 43% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits increased $6.0 million, or 10%, to $68.0 million in the nine months ended June 30, 2002 from $62.0 million in the nine months ended June 30, 2001. The Company experienced increases in its labor costs due to increased levels of nurses eligible for benefits and select wage rate increases to both nurses and branch office employees. In addition, the Company incurred increased labor costs for new start-up branches in the nine months ended June 30, 2002. As a percentage of net revenue, operating salaries, wages and employee benefits for the nine months ended June 30, 2002 increased to 46% from 45% for the nine months ended June 30, 2001.

Other operating costs increased $3.0 million, or 6%, to $53.9 million in the nine months ended June 30, 2002 from $50.9 million in the nine months ended June 30, 2001. The increase in other operating costs relates primarily to increased pharmacy deliveries, increased medical supply usage and increased business insurance costs. As a percentage of net revenue, other operating costs for the nine months ended June 30, 2002 remained unchanged at 37% as compared to the nine months ended June 30, 2001.

Corporate, general and administrative costs remained essentially unchanged at $13.7 million in the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. As a percentage of net revenue, corporate, general and administrative costs for the nine months ended June 30, 2002 decreased to 9% from 10% for the nine months ended June 30, 2001.

Provision for doubtful accounts decreased $0.8 million, or 45%, to $1.0 million in the nine months ended June 30, 2002 from $1.8 million in the nine months ended June 30, 2001. Cash collections as a percentage of net revenue were 99% and 103% for the nine months ended June 30, 2002 and 2001, respectively. Management remains pleased with cash collections and the accounts receivable aging.

Depreciation and amortization decreased $2.6 million, or 45%, to $3.1 million in the nine months ended June 30, 2002 from $5.6 million in the nine months ended June 30, 2001. Amortization expense on intangible assets was $0.1 million and $1.9 million for the nine months ended June 30, 2002 and 2001, respectively. The nine month period ended June 30, 2001 included $1.7 million related to the amortization of goodwill.

Interest expense decreased $1.0 million, or 32%, to $2.1 million in the nine months ended June 30, 2002 from $3.1 million in the nine months ended June 30, 2001. The Company’s average debt outstanding decreased $11.5 million as the Company completed several transactions to repurchase a portion of the Notes.

Interest income decreased $0.4 million in the nine months ended June 30, 2002. The Company invested its excess cash balances in highly liquid investments.

Liquidity and Capital Resources

In the first quarter of fiscal year 2002, the Company completed a transaction to repurchase a total of $5.0 million of the Notes for $4.5 million cash plus accrued interest. In the third quarter of fiscal year 2002, the Company completed two transactions to repurchase a total of $3.0 million of the notes for $2.9 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of $0.03 million and $0.4 million is reflected as an extraordinary item in the condensed consolidated statements of operations for the three and nine months ended June 30, 2002. At June 30, 2002, total borrowings under the Notes were approximately $24.4 million.

The Indenture under which the Notes were issued permits the Company to repurchase the Notes at its discretion. All bids to repurchase have been based upon a number of factors including: cash availability, interest rates on invested cash, other capital investment alternatives, and relative ask prices quoted by the market maker. Each decision by the Company to repurchase has been arrived at independently using the above criteria and the Company does not have a formal plan in place to repurchase the Notes.

On May 31, 2002, the Company acquired the assets of the South Florida skilled pediatric nursing home health division for the MedLink Group, Inc. (“MedLink”) for a purchase price of approximately $1.9 million in the form of $1.4 million in cash and $0.5 million in a note payable.

Cash collections as a percentage of net revenue for the three months ended June 30, 2002 and 2001 were 98% and 105%, respectively. Ongoing refinements to the Company’s reimbursement process continues and indications of progress to date are positive. While management anticipates that continued implementation of the Plan will achieve the desired results, there can be no assurance that this will result in the Company realizing operating improvements and improved cash flow.

The Company’s investments in property and equipment are attributable largely to purchases of medical equipment rented to patients and computer equipment. For the nine months ended June 30, 2002, the Company purchased medical equipment with technology upgrades to service existing patients and completed leasehold improvements for new start-up locations. The Company anticipates future capital expenditures for maintenance, support and enhancements of existing technology, as well as continued investments in new start up locations. The Company anticipates funding these capital expenditures with cash flow from operations.

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of June 30, 2002, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate. In addition, the Company’s medical malpractice insurance carrier has announced its intention to exit the marketplace. Since the date of the announcement, management believes the carrier has used unusually aggressive strategies for resolving open cases which has negatively impacted the Company’s loss history and cash funding requirements, and could potentially increase future premiums with subsequent carriers. In addition, while the Company has been able to obtain various forms of insurance in the past, such insurance varies in coverage, cost and collateral requirements and may or may not be available in the future on acceptable terms. As the Company enters its annual risk program renewal period, the possibility exists that changes will be made to selected insurance carriers. This may result in a demand for increased collateral for existing claims as well as additional collateral requirements with the new carriers. While the Company expects to negotiate both the amount and form of these collateral requirements, the possibility exists that the Company’s liquidity position will be materially impacted.

In addition, the Company is subject to accident claims arising out of the normal operation of its fleet of vans and small trucks, and maintains insurance intended to cover such claims. A successful claim against the Company in excess of the Company’s insurance coverage could have an adverse effect upon the Company’s business. Claims against the Company, regardless of their merits or eventual outcome also may have an adverse effect upon the Company’s reputation and business.

Management currently believes that its liquidity position will be adequate to satisfy the Company’s working capital requirements, professional and commercial liability insurance loss funding, selected potential acquisitions, funding of start up locations, workers’ compensation collateral requirements, and income tax payments. The Company’s current source of liquidity is cash on hand and cash flow from operations and as a result, the Company is exposed to fluctuations in cash collection results. However, the Company has evaluated several senior debt proposals and believes that it could secure such financing if needed.

Variation in Quarterly Operating Results

The Company’s quarterly results may vary significantly depending primarily on factors such as re-hospitalizations of patients, the timing of new branch office openings and pricing pressures due to legislative and regulatory initiatives to contain health care costs. Because of these factors, the Company’s operating results for any particular quarter may not be indicative of the results for the full fiscal year.

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

The Company’s Notes, issued in 1998, have a fixed coupon rate of 10%. The fair value of the Company’s Notes is subject to change as a result of changes in market prices or interest rates. The Company estimates potential changes in the fair value of interest rate sensitive financial instruments based on the hypothetical increase (or decrease) in interest rates. The Company’s use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account other factors such as the Company’s financial performance and credit ratings.

Based on a hypothetical immediate 150 basis point increase in interest rates at June 30, 2002, the market value of the Company’s Notes would be reduced by approximately $1.5 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s Notes outstanding at June 30, 2002 of approximately $1.6 million.

PART II— OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

On March 11, 1999, a putative class action complaint was filed against the Company in the United States District Court for the Northern District of Georgia. The Company and certain of its then current officers and directors were among the named defendants. To the Company’s knowledge, no other putative class action complaints were filed within the 60-day time period provided for in the Private Securities Litigation Reform Act. The plaintiffs and their counsel were appointed lead plaintiffs and lead counsel, and an amended complaint was filed on or about July 22, 1999. The amended complaint did not specify an amount or range of damages that the plaintiffs were seeking. In general, the plaintiffs alleged that prior to the decline in the price of the Company’s Common Stock on July 28, 1998, there were violations of the Federal Securities Laws arising from misstatements of material information in and/or omissions of material information from certain of the Company’s securities filings and other public disclosures principally related to its reporting of accounts receivable and the allowance for doubtful accounts. The amended complaint purported to expand the class to include all persons who purchased the Company’s Common Stock during the period from July 29, 1997 through and including July 29, 1998. On October 8, 1999, the

Company and the individuals named as defendants moved to dismiss the amended complaint on both substantive and procedural grounds. On March 30, 2000, the Court denied the motions to dismiss. On May 15, 2000, the Company and the individuals named as defendants filed their answer, denying liability.

On February 27, 2001, Plaintiffs’ Motion for Class Certification was granted by the Court. Fact discovery in the case closed on July 31, 2001. On September 5, 2001, Plaintiffs’ moved for leave to file a Second Amended Complaint and to expand the class period. The proposed Second Amended Complaint purported to expand the class to include all persons who purchased the Company’s stock between November 11, 1996 and July 28, 1998. The Court denied Plaintiffs’ Motion on October 12, 2001.

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

On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, Kids & Nurses, Inc. In the original complaint, in general, the plaintiffs alleged that the defendants violated Federal and Tennessee Securities Laws and committed common law fraud in connection with the Company’s purchase of Kids & Nurses, Inc. in November, 1997. The plaintiffs seek actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorneys’ fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal Securities Laws, and added claims under Georgia’s securities laws. The plaintiffs also filed a brief in response to the Company’s motion to dismiss. On February 1, 2000, the defendants filed an amended motion to dismiss addressing the allegations of the amended complaint. On March 29, 2001, the motion to dismiss was denied without prejudice pending a ruling by the Tennessee Supreme Court on an unrelated case. On May 2, 2001, the Company and the individuals named as defendants, filed their answer, denying liability. On May 8, 2002, the case was dismissed with prejudice, subject only to the Plaintiffs’ reservation of their rights to participate in the Class Settlement.

In the opinion of the Company’s management, the ultimate disposition of these two lawsuits should not have a material adverse effect on the Company’s financial condition or results of operations, however, there can be no assurance that the Company will not sustain material liability as a result of or related to these lawsuits.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

No exhibits are filed as part of this report.

(b)  Reports on Form 8-K

The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

By:	/s/ JAMES M. MCNEILL
James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)
Date: August 7, 2002.