Form 10-K
period 2002-09-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2002-12-06
CIK 893430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 AND 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                                  to

Commission File Number 0-23946

PEDIATRIC SERVICES OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1873345
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

310 Technology Parkway Norcross, Georgia 30092-2929
(Address of principal executive offices) (Zip Code)

(770) 441-1580
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.01 par value

Common Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on December 2, 2002, based on a closing price of $6.17 per share, was $28,737,028. As of December 2, 2002, the number of shares of the registrant’s Common Stock outstanding was 6,849,372 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on February 12, 2003 is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

PEDIATRIC SERVICES OF AMERICA, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2002

PART I

ITEM 1.     BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the “Company”). When used in this Annual Report on Form 10-K, the words “may,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipates,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. The Company cautions that various factors, including the factors described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and those discussed in the Company’s filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company’s ability to collect for equipment sold or rented, assimilate and manage previously acquired field operations, collect accounts receivable, including receivables related to acquired businesses and receivables under appeal, hire and retain qualified personnel and comply with and respond to billing requirements issues, including those related to the Company’s billing and collection system, nurse shortages, competitive bidding, HIPAA regulations, average wholesale price (“AWP”) reductions and reduced state funding levels of Medicaid programs, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

The Company is a leading provider of children’s health care and related services. Management believes the Company is the nation’s largest focused pediatric home health care provider. The Company provides children’s health care services through a network of over 120 branch offices, including satellite offices and branch office start-ups, located in 22 states.

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

Third-party reimbursement for pediatric home care is provided by private health insurance and governmental payors. Because of the special needs of pediatric patients, the acuity of care and the skill levels of the individual nurses or therapists providing the care, the rates charged for pediatric health care services, particularly pediatric nursing services are generally higher than adult rates. In addition, due to the high medical acuity of pediatric patients and the large variations in patient conditions and treatment protocols, pediatric home health care is typically not reimbursed on a capitated basis.

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

Due to the specialized care required to treat pediatric illnesses and conditions, home nursing care is most effectively delivered to pediatric patients by nurses with neonatal intensive care unit (“NICU”) and pediatric intensive care unit (“PICU”) experience. These specialized health care professionals are experienced in treating medically fragile children and administering required medications and other therapies. Pediatric patients typically require home nursing in shifts, in which nursing care is delivered eight to twenty-four hours per day, in contrast to home nursing care for geriatric patients, in which nursing care is typically provided on a short “visiting nurse” basis.

Like pediatric patients, young adult home care patients, who range in age from 18 to 64 years, often require long-term care from private duty nurses. Young adult patients suffer from such disorders as muscular dystrophy, cystic fibrosis, hemophilia, cardiovascular disorders and cancer. Many young adult patients suffer injury and significant disabilities from accidents or other forms of trauma. Many of these disorders and illnesses require lifelong treatment. Frequently, a young adult patient receives home care as a continuation of a pediatric home care treatment regimen. A large percentage of young adult patients are covered by private health insurance, with the remainder covered by Medicaid.

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

The current market for pediatric home health care services is heavily fragmented. This market is typically served by a large number of small entities that operate on a local or regional basis and typically provide a limited range of health care services. This market is also served by a small number of national home health care companies that service the pediatric market as part of a broader product offering. Because of the high degree of specialization required for effective treatment of pediatric patients and the broad scope of services required due to pediatric patients’ generally high medical acuity levels, the Company believes that there are significant growth opportunities for a national provider offering a broad range of health care products focused on the home pediatric patient.

Competition

The markets for the Company’s health care services are highly competitive and are divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. In addition to competing with other home health care companies focusing on providing services to pediatric patients, the Company competes with several large national home health care companies that, while not focusing primarily on the pediatric patient, provide pediatric home health care services as part of a broader service offering. Certain of the Company’s competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than the Company and may, in certain locations, possess licenses or certificates that permit them to provide services that the Company cannot currently provide.

In addition to its traditional competitors, other types of health care providers, including hospitals, physician groups and other home health agencies, have entered, and may continue to enter, the Company’s business. Relatively few barriers to entry exist in the home health care industry in states that do not require a certificate of need.

The Company competes for referrals primarily based on quality of care and service, reputation with referring health care professionals, ability to develop and maintain contacts with referral sources and price of services. The Company believes that its specialization in pediatric home health care, as well as its coordinated care approach to home health care services, broadens its appeal to local health care professionals and to managed care organizations. There can be no assurance that the Company will not encounter increased competition in the future that could limit the Company’s ability to maintain or increase its business and adversely affect the Company’s operating results.

Business Strategy

Focus on Pediatric Services.    Pediatric health care services are generally recognized as a distinct specialty within the health care industry. The Company has significant experience and expertise in children’s health care, particularly with respect to medically fragile children who are dependent on sophisticated medical technology and nursing care. The Company believes that its pediatric focus and expertise provide it with a degree of differentiation from other providers in that it is able to provide cost effective outcomes that address a wide array of disease states and conditions. This capability appeals to state Medicaid programs focused on serving target populations as well as national managed care providers with diverse geographical needs. Demonstration of these synergies is the basis for the “pediatric premium” the Company attempts to negotiate into its pricing and future expansion of its continuum from patient discharge through private duty nursing and prescribed pediatric extended care (“PPEC”) services.

Provide High Quality, Cost-Effective Care.    The Company emphasizes quality throughout its organization with respect to the provision of services, the hiring and training of clinical personnel, and the risk management practices that attempt to mitigate risk exposure. Moreover, the Company believes that its ability to coordinate and deliver a wide range of services within its core competencies in a non-institutional setting, and its experience and expertise in caring for medically fragile children, result in superior and cost-effective medical outcomes as demonstrated through its quality assurance and compliance programs.

Growth Strategies.    The Company continues to pursue its strategy of providing services nationwide through a combination of both internal and external growth initiatives. The Company’s model for growth develops a market matrix of its service lines based upon demographics, licensure requirements and reimbursement opportunities. The specific market combinations are determined by planning initiatives using internal expertise and external consultation.

Based upon experience in markets where the Company has all four of its core services and products (Pediatric Nursing, Respiratory Therapy and Home Medical Equipment, Pharmacy and Infusion Therapy and PPEC Centers), the Company believes that significant competitive advantages can be realized resulting in expanded market share and improved overall operating margins in those markets. The Company will also seek to develop combinations of services in secondary and tertiary markets based on local and regional opportunities.

Business development objectives are formulated to create action plans to realize these opportunities. For fiscal year 2003, these objectives include: opening two new PPEC centers within Georgia and Florida where Medicaid funding is already in place; obtaining funding and initiating PPEC pilot programs in states where the Company has well established private duty nursing operations; expanding the Company’s hemophilia factor business into geographic markets where other infusion services are already provided by the Company; evaluating acquisition opportunities which reinforce the market matrix model for growth; expanding injectable medication programs in key markets for select national payors; a nationwide rollout of a diabetic supply medication program; and establishing a transplant medication program.

Funding of these development plans will be prioritized using the capital rationing criteria articulated under the “Liquidity and Capital Resources” sub-section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section on page 25.

Services and Operations

Services

    General

The Company provides a broad range of health care services and products principally for children and, to a lesser extent, young adults and geriatric patients. The following table summarizes both services and products based upon estimated percentages of net revenue to total net revenue of each major category from continuing operations offered by the Company for the periods indicated (in thousands):

	Year Ended September 30,
	2002		2001		2000
	Revenue	%Total	Revenue	%Total	Revenue	%Total
	(In thousands)
Pediatric Home Health Care
Nursing and PPEC Services	$87,706	44.4%	$85,881	46.7%	$83,014	44.6%
Respiratory Therapy Equipment and Services	17,304	8.8%	15,153	8.2%	17,158	9.2%
Home Medical Equipment and Services	1,377	0.7%	1,343	0.7%	1,921	1.0%
Pharmacy and Other	44,884	22.7%	39,331	21.4%	36,608	19.6%

Total Pediatric Home Health Care	151,271	76.6%	141,708	77.0%	138,701	74.4%

Adult Home Health Care
Nursing and PPEC Services	11,363	5.8%	11,234	6.1%	11,422	6.1%
Respiratory Therapy Equipment and Services	19,160	9.7%	16,442	8.9%	17,656	9.5%
Home Medical Equipment and Services	2,613	1.3%	2,725	1.5%	4,474	2.4%
Pharmacy and Other	13,052	6.6%	11,981	6.5%	14,113	7.6%

Total Adult Home Health Care	46,188	23.4%	42,382	23.0%	47,665	25.6%

Total	$197,459	100.0%	$184,090	100.0%	$186,366	100.0%

    Pediatric Health Care Services

Pediatric Nursing Services.    The Company’s pediatric nursing services consist primarily of private duty home nursing care for pediatric patients with illnesses and conditions such as bronchopulmonary dysplasia, digestive and absorptive diseases, congenital heart defects and other cardiovascular disorders, cancer, cerebral palsy, cystic fibrosis, obstructive and restrictive pulmonary disease (e.g., bronchitis and asthma), endocrinology disorders, hemophilia, orthopedic conditions and post surgical needs. Pediatric home nursing care typically begins upon the patient’s discharge from the hospital. Under a prescription or care plan developed by the patient’s physician, the Company’s nurses and therapists monitor the condition of the child, administer medications and treatment regimens, provide enteral and other forms of tube feeding, monitor and maintain ventilators, oxygen and other home medical equipment, monitor and administer pain management, provide daily care, including baths, hygiene and skin care, conduct physical, occupational and other forms of prescribed therapy, and coordinate other forms of medical care necessary for the child.

Home nursing care is often provided up to 24 hours per day for extended periods of time. The Company estimates that its pediatric patients require private duty nursing care for an average of eight months with length of daily care averaging approximately 10 hours. The Company’s nurses emphasize education of the caregivers of the child to maximize the independence of the child and the family. Through this educational process, the length of daily private duty care can be modified as the child’s condition improves or stabilizes and the parents or caregivers assume a more active role in the care of the child. Depending on the condition of the child and the orders of the attending physician, the Company may continue to provide nursing visits, respiratory therapy and other medical equipment services and pharmaceutical services after it discontinues private duty nursing care.

The Company has approximately 3,828 registered or licensed pediatric nurses on its active nursing registries. Due to the special needs and acuity of care of pediatric patients generally, the Company requires that its nurses have training with pediatric patients. Most of the Company’s nurses have expanded pediatric experience, such as NICU and PICU experience.

Prior to the discharge of a medically fragile child from the hospital, referral sources generally make arrangements for nursing services before making arrangements for other health care services such as equipment or infusion. Consequently, a high quality and well-trained nursing service can help market the Company’s other pediatric product lines and services based on patient needs.

Prescribed Pediatric Extended Care (“PPEC”).    The Company’s PPEC centers are currently located in Florida and Georgia. These centers provide, among other services, daily medical care and physical, occupational and other forms of therapy for medically fragile children. The children receive nursing supervision and/or physical, occupational and other therapies in a setting which allows for socialization and education of the children.

Pediatric Respiratory Therapy and Home Medical Equipment and Services.    The Company provides respiratory therapy equipment services to pediatric patients in the home. The services include (i) the rental, sale, delivery and setup in accordance with physician prescriptions of equipment, such as ventilators, oxygen concentrators, liquid oxygen systems, high pressure oxygen cylinders, apnea monitors and nebulizers, (ii) periodic evaluation and maintenance of the equipment and (iii) delivery and setup of disposable supplies necessary for the operation of the equipment. The Company’s branch offices provide rental of home medical equipment as well as mail order programs for the provision of a broad range of home health care supplies. The Company provides these services to patients with a variety of conditions, including obstructive and restrictive pulmonary diseases, neurologically related respiratory problems, cystic fibrosis, congenital heart defects and cancer. The Company utilizes skilled registered respiratory therapists, certified respiratory therapy technicians, and other qualified health professionals to provide these services. The Company also provides training to patients and their families in equipment use and service through emergency on-call technicians. In addition, the Company provides rental, sale and service of home medical equipment and respiratory therapy services to adult and pediatric patients with a focus on high-tech products including ventilators, oxygen concentrators, liquid oxygen systems, continuous positive airway pressure devices (“CPAP”), bi-level respiratory assist devices (“Bi-PAP”), and oximetry and apnea monitors. These services are provided to patients upon their discharge from the hospital as well as after the Company’s nursing services are no longer required.

Pharmacy and Infusion Therapy.    The Company provides pharmaceutical products and specialty infusion therapy services for its patients. Infusion therapy involves the intravenous administering of nutrients, antibiotics and other medications. The number of therapies that can be administered safely in the home has increased significantly in recent years because of technological innovations in infusion equipment and advances in drug therapy. Consequently, a broad range of infections and diseases which would otherwise have required patients to be hospitalized are considered treatable in the home. These in-home therapies reduce the need for emergency room visits for infusion therapy, decrease the number of days patients stay in the hospital, and are generally preferred by patients, their families and caregivers, referring physicians and payors.

The Company provides a range of pharmacy and infusion therapies, including antibiotic and other anti-infective therapies, total parenteral nutrition therapy, pain management therapy, hemophilia therapy, immunomodular therapy and chemotherapy. The Company also provides specialty infusion therapies intended to meet the needs of patients with a variety of serious infections such as osteomyelitis, bacterial endocarditis, cellulitis, septic arthritis, wound infections, recurrent infections associated with the kidney and urinary tract, and AIDS. In addition, the Company provides specialty infusion therapy to terminally or chronically ill patients suffering from acute or chronic pain, patients with impaired or altered digestive tracts due to gastrointestinal illness, patients suffering from various types of cancer, patients requiring treatment for congestive heart failure and patients with chronic conditions such as hemophilia, cystic fibrosis, juvenile rheumatoid arthritis, multiple sclerosis, and endocrinology disorders. The Company’s specialty infusion therapy services are provided by its staff of licensed pharmacists and administered by its nursing staff. The Company currently supports the home infusion therapy market through its pharmacy locations.

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

Young Adult and Geriatric Health Care Services

The Company generally offers young adult patients health care equipment and pharmacy services similar to those provided to pediatric patients. The Company’s young adult patients are generally being treated for disorders such as muscular dystrophy, cystic fibrosis, hemophilia, cardiovascular disorders and cancer, as well as serious disabilities from accidents and other forms of trauma involving spinal cord or other injuries. Few of these patients require private duty nursing services. Frequently, the Company’s young adult patients receive home care as a continuation of a pediatric home care treatment regimen.

The Company’s geriatric home care patients generally require the lowest acuity of care and have shorter periods of service and shorter periods of daily care than either the Company’s pediatric or young adult patients. Few of these patients receive private duty nursing services. Most of these patients receive maintenance care for end-of-life conditions such as emphysema or other pulmonary disorders, cardiac diseases and renal diseases. Services are provided during short home visits by respiratory therapists or technicians. Although some of the Company’s geriatric home care patients receive higher acuity intervention care, these services are more likely to be provided in an institutional setting.

Operations

Recruiting, Training and Retention of Professional Staff

The Company’s pediatric services are provided by skilled pediatric nurses and skilled respiratory therapists. Nurses generally have a minimum of one year prior NICU or PICU experience, a nursing license and current CPR certification. Each nurse must pass a written pediatric and medication exam and provide employment references. Therapists generally have a minimum of one year prior experience and current CPR certification, and must provide employment references as well. Under the Company’s pediatric nursing training program, nurses are required to attend an orientation program where they are trained in aspects of home health care, such as equipment use, which differ from institutionally provided health care. If qualified, nurses receive additional training in the use of ventilators and other home respiratory equipment. The Company requires its nurses to attend continuing education sessions on safety and techniques in home health care. Further, the Company offers its nurses periodic continuing education courses and professional seminars on various topics in home health care to assist in the retention of qualified personnel. As of September 30, 2002, the Company had approximately 4,104 licensed or credentialed nurses, therapists, and pharmacists on its staff and active registries.

To provide a qualified, reliable nursing and therapy services staff, the Company continuously recruits professional nurses and technical specialists, and trains and offers benefits and other programs to encourage retention of these professionals. The Company recruits primarily through advertising, employment fairs, direct contact with community groups and employment programs and uses bonuses and other benefit programs to encourage new employee referrals by existing employees. The Company has in the past recruited pediatric nurses who have cared for a patient in the hospital to continue to provide care for such patient in the home through part-time or full-time employment with the Company. However, more recently the home health industry has been experiencing difficulties in recruiting qualified nurses due primarily to skills shortages and cutbacks in the number of student nurses and training programs. As a result, the Company has on staff two nurse recruiting specialists who provide support services to local nurse recruiting efforts to maximize their effectiveness. Furthermore, current indications suggest that the supply of licensed qualified nurses will continue to decline in the foreseeable future.

Quality Assurance

The Company has an established quality assurance program for the implementation and monitoring of service standards. The Company’s quality assurance program includes audits, surveys, assessments and evaluations as well as other measures designed to ensure compliance with the documentation and operating procedures required by federal, state and local law as well as Company internal standards. The Company’s Compliance Officer oversees the results of these quality assurance audits and implements changes where necessary.

The Company and all its branch offices are fully accredited by the Community Health Accreditation Program (“CHAP”). CHAP is a national leader in the accreditation of community-based organizations, has a keen understanding of the home health industry and is a recognized accreditation body by payors. CHAP offers “real world” based survey processes, standards, and expectations. CHAP is an independent subsidiary of the National League for Nursing (“NLN”). The NLN is known for its commitment to community education and excellence.

Case Administration

Prior to providing services to a patient, the Company coordinates with the patient’s physicians, third-party payors, case managers and other referral sources. To provide better quality services, the Company has developed and implemented case management and clinical coordination functions.

Case Management.    The Company employs case managers to ensure the cost-effective delivery of high quality care to many of the Company’s highest acuity patients. The Company assigns a case manager to review the patient’s insurance status to determine coverage and relevant reimbursement criteria. The case manager contacts the relevant third-party payors to negotiate the services that will be covered and the applicable rates. The case manager then communicates with the Company’s billing and collection department to assist in accurate billing. The case manager also assists in resolving disputes that may arise between the Company and third-party payors.

Clinical Coordination.    The Company assigns a clinical coordinator to higher acuity patients, typically before the patient is discharged from the hospital. The clinical coordinator works with the physician, case manager or other referral source to arrange all home health care services needed by the patient.

Sales and Marketing

The Company obtains patient referrals primarily from case managers, neonatologists, pediatricians, pulmonologists, internists and other physicians, hospital discharge planners, community-based health care institutions and social service agencies. The Company markets its services to these referral sources through its managed care marketing personnel, sales and marketing personnel, branch office personnel and various media formats. The branch office directors coordinate the various sales and marketing activities at the branch office level. Branch office directors generally have a clinical background as registered nurses and/or therapists and, as such, they are able to describe and promote the Company’s services to referral sources. The branch office directors attempt to cultivate relationships with their local referral sources through quality service, personal contacts and education about the appropriate role and benefits of the Company’s services in the treatment of patients.

The Company also promotes referrals by seeking to arrange preferred provider contracts with managed care companies. The Company has established preferred provider arrangements that are both national and regional in scope. The contracts typically designate the Company as a preferred provider of certain services in select areas but do not establish an exclusive relationship. The preferred provider contracts typically set forth a range of services that the Company may provide and the applicable rates for such services. The contracts also specify required billing and claims procedures, record maintenance policies and other requirements. The Company has not entered into any contracts with health maintenance organizations or other third-party payors that require services to be rendered on a risk sharing or capitated basis.

The Company believes that CHAP accreditation of its branch offices is an important factor in its sales and marketing efforts. The Company also believes that its focus on pediatric health care services, combined with management’s experience in rendering these services, provides the Company with a significant sales and marketing advantage.

Billing and Collection

The Company derives substantially all of its health care net revenue from commercial insurance, other private third-party payors, Medicare and Medicaid. The current reimbursement environment is complex, involving multiple payors with differing coverage and reimbursement policies. Management of accounts receivable, through effective billing, collection and reimbursement procedures, is critical to the financial success of health care service providers due to lengthy reimbursement periods. Any significant delay in reimbursement could have a material adverse effect on the Company’s financial condition. The Company’s reimbursement specialists work closely with the branch offices and the payors. Each specialist is responsible for ensuring the adequacy of the documentation, submitting the documentation and claims to third-party payors and expediting payment.

Branch Office Network

The Company currently provides its health care services through a network of over 120 branch offices, including satellite offices and branch office start-ups, located in 22 states. The Company seeks to address local market needs through its branch office network. Each branch office conducts local marketing efforts, recruits personnel and coordinates patient care. The Company believes that the business of providing health care services is local in nature and is most effective if each branch office reacts to and meets the needs of the local community. While allowing its branch office managers sufficient autonomy to address local needs, the Company provides its branch office managers support and direction from the Corporate office including, training, comprehensive policies and procedures and standardized operating systems. For financial reporting purposes, all of the Company’s branch offices are aggregated into one reportable segment in accordance with the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Corporate Compliance Program

The Company’s corporate compliance program continues to focus its efforts in the areas of fraud and abuse, auditing and monitoring of regulatory compliance, training of Company employees and providing support and guidance for employees as they strive to comply with the rules, regulations and policies governing or applying to the Company and its operations. The Compliance Officer reports directly to the Company’s Board of Directors.

The Compliance Department has conducted audits in the areas of billing, payroll, and medical documentation at selected field locations throughout the Company. Additionally, the Compliance Officer has restructured the enrollment and provider number verification process. The Compliance Department has been active in establishing several training programs relating to proper documentation, and has provided in-service training regarding corporate compliance to substantially all employees. The Compliance Department has also been instrumental in the development and implementation of the Company’s compliance efforts at the field level. In addition, the Company has established a toll-free Compliance Hotline to assist in its commitment to ethical conduct throughout the Company. The telephone number is (800) 408-4442. All employees, vendors, contractors and agents are encouraged to use this confidential means of communication to report any compliance issues.

Investor Relations

The Company maintains an investor relations department which seeks to facilitate effective communication between the Company and its shareholders within the limitations of applicable regulations. The investor relations department is also charged with implementation of the Company’s corporate governance guidelines as they relate to the investing public.

Management Information Systems

The business of the Company depends in part upon its ability to input, store, retrieve, process and manage billing and collection information for each patient. The Company’s internally developed Encore system provides substantially all of the Company’s locations with immediate access to patient, contract, and payor information and supports substantially all necessary billing, cash posting, and collection services. The Company continues to make improvements in billing functionality to comply with payor contract requirements. The Company plans to continue extending electronic billing and funds transfer to more payors. The Company continues to invest in upgrades to its technical infrastructure to maximize information system reliability, data integrity and disaster recoverability. There can be no assurance that the Company’s information systems will continue to perform as expected, or that further development will not be required. Failure of the Company’s management information systems to perform as expected could have a material adverse effect on the Company’s business, financial condition and results of operations.

Internal Audit

The Company maintains an internal audit function which reports directly to the Audit Committee of the Board of Directors. The primary role of the internal audit function is to execute the branch office audit program, designed and approved by the Audit Committee. Ongoing risk assessments are performed to indicate which branch offices are to be selected for transaction and process control tests.

Reimbursement

The Company focuses its health care marketing efforts on patients with private insurance and governmental payors. Due to the nature of the Company’s business, many of its patients rely on Medicare and Medicaid for health coverage.

The following are the estimated percentages of the Company’s net revenue from continuing operations attributable to reimbursement from various payors for the health care services the Company currently provides, for the periods presented:

Payor	Year Ended September 30, 2002	Year Ended September 30, 2001
Commercial Insurance and Other Private Payors	50%	49%
Medicaid and Other State Programs	43%	44%
Medicare and Other Federal Programs	7%	7%

Total	100%	100%

During the past decade, federal and state governments and private payors have taken extensive steps intended to contain or reduce the costs of health care. These steps have included, among others, reduced reimbursement rates, changes in and reduction of services covered, increased prospective, concurrent and restrospective utilization review of services, negotiated prospective or discounted contract pricing and adoption of a competitive bid approach to service contracts. Cost containment efforts are expected to continue in the future. Home health care, which is usually less costly than hospital-based care, generally has benefited from certain of these cost containment efforts. As expenditures on home health care services grew, however, initiatives aimed at reducing the cost of health care delivery in non-institutional settings have increased. Many state Medicaid programs, in an effort to contain the cost of health care and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Likewise, the federal government, through legislation and regulation, has acted repeatedly to limit expenditures for health care, including home health services and home medical equipment. A significant change in coverage or a reduction in payment rates for the types of services provided by the Company could have a material adverse effect upon the Company’s business.

Laws and Regulations

General.    The Company’s business is subject to extensive and frequently changing state and federal regulation. The Company is subject to state laws governing and regulating several aspects of its business, including home health care, durable medical equipment and home infusion therapy services (including certificates of need and licensure requirements in certain states) and dispensing, distributing and compounding of prescription products. The Company also is subject to certain state laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a financial relationship exists between a referring physician and the entity providing the service. Federal laws governing the Company’s activities include regulation of pharmacy operations and regulation under the Medicare and Medicaid programs relating to, among other things, certification of home health agencies and reimbursement. In addition, federal fraud and abuse laws prohibit or restrict, among other things, the payment of remuneration to parties in a position to influence or cause the referral of patients or business, as well as the filing of false claims.

The 1997 Balanced Budget Act (“BBA 1997”) contained provisions intended to significantly reduce Medicare reimbursement to the home health industry. According to the Congressional Budget Office (“CBO”) in 1997, the BBA 1997 changes in Medicare’s home health reimbursement were designed to achieve savings of $16.2 billion over five years. Subsequent CBO projections, however, indicated that the resulting savings would be $47.9 billion over the same period. As a result, Congress acted quickly to modify the impact of BBA 1997. Additional federal legislation was signed into law on November 29, 1999 (the “Medicare Balanced Budget Refinement Act of 1999”) which curtailed somewhat the impact of BBA 1997 on the home health industry. On December 21, 2000, an approximately $35 billion Medicare “giveback” package was signed into law as part of H.R. 4577, the “Consolidated Appropriations Act, 2001.” The Consolidated Appropriations Act, 2001 includes sweeping reimbursement and other policy changes intended to mitigate further the effects of reimbursement cuts contained in BBA 1997.

These and any further changes in laws and regulations impacting home health, oxygen services, respiratory medications and durable medical equipment could impact the Company’s business. The effect that these changes ultimately will have on the home health industry cannot be quantified at this time. There can be no assurance that these and other changes mandated by BBA 1997, even in view of the Medicare Balanced Budget Refinement Act of 1999 and the Consolidated Appropriations Act, 2001, will not adversely affect the business and financial condition of the Company.

Medicare and Medicaid Regulations.    As a provider of services to the Medicare and Medicaid programs, the Company is subject to federal and state laws and regulations governing reimbursement procedure and practices. These laws include the Medicare and Medicaid fraud and abuse statutes and regulations, which prohibit the payment or receipt of any form of remuneration in return for referring business or patients to providers of services for which payments are made by a government health care program. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Medicare and Medicaid programs and imprisonment. In addition, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), expanding the government’s fraud and abuse enforcement powers. HIPAA, among other provisions, expands the Government’s authority to prosecute fraud and abuse beyond Medicare and Medicaid to all payors; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted. These laws also include a prohibition on referrals contained in the Omnibus Budget Reconciliation Act of 1989 (“Stark I”), which prohibits referrals by physicians to clinical laboratories where the physician has a financial interest, and further prohibitions contained in the Omnibus Budget Reconciliation Act of 1993 (“Stark II”), which prohibits such referrals for a more extensive range of services, including home health and durable medical equipment. In addition, various federal and state laws impose civil and criminal penalties against participants in the Medicare or Medicaid programs who make false claims for payment for services or otherwise engage in false billing practices.

Many states also have statutes prohibiting the payment or receipt (or the offer of) anything of value in return for, or to induce, a referral for health care goods or services. In addition, there are several other statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these state laws vary from state to state, are often vague and have sometimes been interpreted inconsistently by courts and regulatory agencies. Private insurers and various state enforcement agencies have also increased their scrutiny of health care providers’ practices and claims, particularly in the home health and home medical equipment sectors.

In recent years, enforcement of federal fraud and abuse laws, and regulatory scrutiny generally, have increasingly focused on the home health care industry. For example, the government has implemented Operation Restore Trust, a federal investigatory initiative focused on home health, home medical equipment and skilled nursing facility providers. It also has implemented “wedge” audits, which involve a review of a small sample of patient records to identify non-compliance and project an error rate for all claims in a discrete period. Periodic and random audits by intermediaries or by state Medicaid agencies may result in delays in receipt or adjustments to the amounts of reimbursement received under the Medicare, Medicaid or Medicaid Waiver Programs. There can be no assurance that the Company will not become the subject of a regulatory or other investigation or proceeding or that its interpretations of applicable health care laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to the Company, diversion of management’s time and attention, and could have a material adverse effect on the Company.

Regulation of Certain Transactions.    The Social Security Act, as amended by the HIPAA, provides for the mandatory exclusion of providers and related persons from participation in the Medicaid program if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Medicaid program or relating to neglect or abuse of residents. Further, individuals or entities may be, but are not required to be, excluded from the Medicaid program in circumstances including, but not limited to, convictions relating to fraud; obstruction of an investigation of a controlled substance; license revocation or suspension; exclusion or suspension from a state or federal health care program; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Medicaid program, against whom a civil monetary penalty related to the Medicaid program has been assessed, or who has been convicted of a crime described in this section. The illegal remuneration provisions of the Social Security Act make it a felony to solicit, receive, offer to pay, or pay any kickback, bribe, or rebate in return for referring a resident for any item or service, or in return for purchasing, leasing or ordering any good, service or item, for which payment may be made under the Medicaid program. Other provisions in HIPAA proscribe false statements in billing and in meeting reporting requirements and in representations made with respect to the conditions or operations of facilities. A violation of the illegal remuneration statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five years and/or a fine of up to $25,000. Further, a civil action to exclude a provider from the Medicaid program could occur. There are also other civil and criminal statutes applicable to the industry, such as those governing false billings and the new health care/services offenses contained in HIPAA, including health care/services fraud, theft or embezzlement, false statements and obstruction of criminal investigation of offenses. Criminal sanctions for these new health care criminal offenses can be severe. Sanctions for a fraud offense, for example, include imprisonment for up to 20 years. The agencies administering the Medicaid program have increased their criminal and civil enforcement activity in the prevention of program fraud and abuse, including the payment of illegal remuneration.

Legal Compliance.    The Company maintains a compliance program designed to minimize the likelihood that it would engage in conduct or enter into contracts in violation of the fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved by the corporate contract services and/or legal departments. The Company also maintains various educational programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of its policy of strict compliance in this area. While the Company believes its arrangements with other health care providers comply with applicable laws and regulations, it cannot provide any assurance that further administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on the Company’s business. In addition, the Company has established a toll-free Compliance Hotline to assist in its commitment to ethical conduct throughout the Company.

Medicare Certification.    Federal regulations governing the Medicare program are also applicable to the Company. Regulations for Medicare reimbursement include an annual review of health care operations and personnel and provide criteria for coverage and reimbursement. The Company is Medicare certified to provide nursing services in 13 states, as required.

Permits and Licensure.    Many states require licensure of companies providing pharmacy services, home health care services, home infusion therapy products and services and other products and services of the type offered by the Company. The Company currently is licensed as a home health agency in 13 states, a home care agency in 12 states and a pharmacy in seven states. The Company also provides unit dose medications by mail order to various states. The Company has obtained licenses for its mail order services from such states and is in the process of obtaining licenses in other states for future expansion.

Certificates of Need.    A number of states require companies providing home health care services, home infusion therapy and other services of the type offered by the Company to have a certificate of need issued by the state’s health planning agency. Certificates of need are often difficult to obtain and in many instances are not obtainable at all (because an area is determined to be adequately served by existing providers or for other reasons). If the Company commences operations in a state, or expands its operations in a state where it is currently operating, and those operations require a certificate of need, the Company will be required to obtain such certificates of need with respect to those operations. The Company currently has certificates of need in five states. There can be no assurance that the Company will be able to obtain other required certificates of need, and, if so required, the Company will incur expenses in connection with attempting to obtain such certificates of need.

HIPAA.    HIPAA mandates for all health care providers, payors and clearinghouses (“Covered Entities”), standardization in the use, storage and transfer of electronically transmitted personally identifiable health care information. It also gives patients greater access to their own medical information and more control over how their information is used. HIPAA additionally requires that Covered Entities adopt detailed new procedures for protecting the privacy and security of electronically transmitted health care information, including employee training, written notices of privacy practices, written authorizations and sanctions for non-compliance. While HIPAA’s standard transaction and data set regulations and privacy regulations have been finalized, security regulations are not yet final. Subject to certain exceptions available, the regulations which are final give health care providers a period of 26 months from the effective date of the final rules to achieve compliance with the rules’ requirements. The effect of HIPAA’s regulation of electronically transmitted health care information is not yet fully known, since a portion of the regulations remain in proposed form only, since compliance was not mandated until October 2002 for standardization of transaction formats and data sets, or October 2003 for those

Covered Entities who filed for a one-year extension as provided for by the Administrative Simplification Compliance Act, and April 2003 for privacy rules, and because further amendment of the regulations is likely. During fiscal 2001, the Company organized a committee to coordinate the implementation of the HIPAA regulations. The committee appointed a privacy officer and a security officer, and established a timeline for full implementation of the guidelines by the mandated compliance deadlines. There can be no assurance that these and other changes will not materially and adversely affect the business and financial condition of the Company.

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

Changes in the law or new interpretations of existing laws could have an adverse effect on the Company’s methods and costs of doing business. Further, failure of the Company to comply with such laws could adversely affect the Company’s ability to continue to provide, or receive reimbursement for, its equipment and services, and also could subject the Company and its officers and employees to civil and criminal penalties. There can be no assurance that the Company will not encounter regulatory impediments that could adversely affect its ability to open new branch offices and to expand the services currently provided at its existing branch offices.

Health Care Reform

In recent years, the health care industry has undergone significant changes driven by various efforts to reduce costs, including efforts at national health care reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of health care distribution companies and collective purchasing arrangements by office-based health care practitioners. The impact of third-party pricing pressures and low barriers to entry have dramatically reduced profit margins for health care providers. Continued growth in managed care and capitated plans has pressured health care providers to find ways of becoming more cost competitive. This has also led to consolidation of health care providers in the Company’s market areas. The Company’s potential inability to react effectively to these and other changes in the health care industry could adversely affect its operating results. The Company cannot predict whether any new health care reform efforts will be enacted and what effect any such reforms may have on the Company or its customers and payors.

In addition, political, economic and regulatory influences are subjecting the health care industry in the United States to extensive and dynamic change, and many competing proposals have been introduced in Congress and various state legislatures to reform the present health care system. It is possible that health care reform at the federal or state level, whether implemented through legislation or through action by federal or state administrative agencies, would require the Company to make significant changes in the way it conducts business. Certain aspects of health care reform such as proposed reductions in Medicare and Medicaid payments, if successfully developed and adopted, could have a material effect upon the Company’s business. The Company anticipates that Congress and state legislatures will continue to review and assess alternatives to health care delivery and payment methodologies, and public debate of these issues will likely continue in the future. For example, health care reform legislation currently before Congress includes proposals for a national program of mandatory competitive bidding for government reimbursed durable medical equipment, a change that the Congressional Budget Office has predicted would save the Medicare Program $7.7 billion over the next ten years, by reducing Medicare reimbursement by 17% to 31% of the current fee schedules. It is not possible at this time to predict what, if any, further reforms will be adopted, or when such reforms will be adopted and implemented. No assurance can be given that any such reforms will not have a material adverse effect upon the Company’s business, results of operations, and financial condition.

These and any further changes in laws impacting oxygen services and supplies could also have an impact on the Company’s business. In addition, the effect that these changes ultimately will have on the home health industry cannot be quantified at this time. There can be no assurance that these and other changes mandated by BBA 1997, even in view of the November 1999 Medicare Balanced Budget Refinement Act and the Consolidated Appropriations Act, 2001 will not adversely affect the business and financial condition of the Company.

Employees

As of September 30, 2002, the Company’s health care and related services operations employed, or had on registry, approximately 4,104 licensed or credentialed nurses, therapists and pharmacists, and approximately 1,229 full-time employees and 365 part-time employees. The Company believes that its relationship with its employees is good.

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

ITEM 2.     PROPERTIES

The Company’s principal executive offices are located in Norcross, Georgia and consist of approximately 60,000 square feet of office space. The lease term on the facility expires in 2008. The Company’s health care operations include over 120 branch offices, including satellite offices and branch office start-ups, located in 22 states. Branch offices typically are located in office parks or complexes and average approximately 2,500 square feet. Generally, each health care facility is a combination warehouse and office. Lease terms on branch offices are generally three years or less. Lease terms on PPEC centers tend to be for seven to ten years to fully amortize required improvements. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

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

On February 27, 2001, Plaintiffs’ Motion for Class Certification was granted by the Court. Fact discovery in the case closed on July 31, 2001. On September 5, 2001, Plaintiffs moved for leave to file a Second Amended Complaint and to expand the class period. The proposed Second Amended Complaint purported to expand the class to include all persons who purchased the Company’s stock between November 11, 1996 and July 28, 1998. The Court denied Plaintiffs Motion on October 12, 2001.

In January, 2002, the parties entered into a Stipulation of Settlement settling all claims asserted in the lawsuit against all parties for a total of $3.2 million, subject to court approval. On March 14, 2002, following a hearing on the fairness, reasonableness and adequacy of the proposed settlement, the Court entered an Order approving the settlement. The time for appeal of the Settlement Order has expired and no appeal has been taken. Under the terms of the settlement, the $3.0 million contribution of the Company to the settlement was fully funded by its insurance carrier under its Directors and Officers insurance policy.

On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, Kids & Nurses, Inc. In the original complaint, in general, the plaintiffs alleged that the defendants violated Federal and Tennessee Securities Laws and committed common law fraud in connection with the Company’s purchase of Kids & Nurses, Inc. in November, 1997. The plaintiffs sought actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorneys’ fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal Securities Laws, and added claims under Georgia’s securities laws. The plaintiffs also filed a brief in response to the Company’s motion to dismiss. On February 1, 2000, the defendants filed an amended motion to dismiss addressing the allegations of the amended complaint. On March 29, 2001, the motion to dismiss was denied without prejudice pending a ruling by the Tennessee Supreme Court on an unrelated case. On May 2, 2001, the Company and the individuals named as defendants, filed their answer, denying liability. On May 8, 2002, the case was dismissed with prejudice, subject only to the Plaintiffs’ reservation of their rights to participate in the Class Settlement.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the Company’s fiscal year ended September 30, 2002, no matter was submitted to a vote of the Company’s stockholders through the solicitation of proxies or otherwise.

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

Joseph D. Sansone (59) has been a member of the Board of Directors, President and Chief Executive Officer of the Company since its formation in 1989. From 1987 until the formation of the Company, Mr. Sansone was President of Ambulatory Services of America, Inc. (“ASA”), a wholly-owned subsidiary of Charter Medical, the Company’s former parent. Prior to joining Charter Medical, Mr. Sansone was employed by American Medical International, Inc. (“AMI”). From 1985 to 1987, Mr. Sansone also served as Vice President of AMI Home Health Equipment Centers, a division of AMI specializing in durable medical equipment sales and rentals.

James M. McNeill (44) joined the Company in 1996. Mr. McNeill has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since April, 1999. Mr. McNeill served as Chief Accounting Officer of the Company from July, 1997 to April, 1999. Prior to joining the Company, Mr. McNeill was employed in a senior financial management position in the agribusiness industry from 1991 to 1995.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At December 2, 2002, there were approximately 87 shareholders of record and an estimated 1,800 beneficial owners holding stock in nominee or “street” name. The Company has paid no dividends on its Common Stock. The Company intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Price Range of Common Stock

The Company’s Common Stock currently trades on the Nasdaq National Market under the Symbol “PSAI”. The following table sets forth the quarterly high and low sale prices for the Common Stock for the periods indicated through September 30, 2002.

	High	Low
2002
First Quarter	$8.90	$6.65
Second Quarter	$14.10	$7.82
Third Quarter	$12.05	$6.50
Fourth Quarter	$7.05	$4.62

2001
First Quarter	$5.00	$3.19
Second Quarter	$5.68	$4.44
Third Quarter	$5.15	$4.70
Fourth Quarter	$6.95	$5.00

ITEM 6.     SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended September 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of operations data(1)(2):
Net revenue	$197,459	$184,090	$186,366	$214,353	$222,182
Operating salaries, wages and employee benefits	91,051	83,472	85,661	103,687	109,720
Other operating costs	73,204	66,994	68,205	74,785	73,339
Corporate, general and administrative	18,266	18,021	18,551	18,509	16,370
Provision for doubtful accounts	1,930	2,866	6,382	21,587	22,963
Depreciation and amortization	4,069	7,272	8,050	8,826	7,824
Impairment of intangible assets	—	—	—	29,464	—

Operating income (loss)	8,939	5,465	(483)	(42,505)	(8,034)
Interest income	167	607	575	—	—
Interest expense	(2,766)	(4,013)	(7,609)	(14,912)	(8,956)
Loss on sale of business	—	—	—	(1,041)	—
Other income	—	32	61	581	—

Income (loss) from continuing operations before minority interest and income tax benefit	6,340	2,091	(7,456)	(57,877)	(16,990)
Minority interest in loss of subsidiary	—	—	—	174	68

Income (loss) from continuing operations before income tax benefit and extraordinary item	6,340	2,091	(7,456)	(57,703)	(16,922)
Income tax benefit	7,101	—	—	—	7,205

Income (loss) from continuing operations	13,441	2,091	(7,456)	(57,703)	(9,717)
Income from discontinued operations, net of tax	—	—	—	2,581	3,425
Gain on disposal of discontinued operations, net of tax	361	—	25,802	—	—

Income (loss) before extraordinary item	13,802	2,091	18,346	(55,122)	(6,292)
Extraordinary item, gain on early extinguishment of debt, net of tax	259	3,396	10,299	—	—

Net income (loss)	$14,061	$5,487	$28,645	$(55,122)	$(6,292)

Denominator share data:
Denominator for basic income (loss) per share-weighted average shares	6,791	6,683	6,655	6,652	6,911
Effect of dilutive securities:
Stock options	359	252	—	—	—

Denominator for diluted income (loss) per share-weighted average shares	7,150	6,935	6,655	6,652	6,911

Income (loss) per share data:
Basic net income (loss) per share data:
Income (loss) from continuing operations	$1.98	$0.31	$(1.12)	$(8.67)	$(1.41)
Income from discontinued operations, net of tax	—	—	—	0.38	0.50
Gain on disposal of discontinued operations, net of tax	0.05	—	3.87	—	—
Extraordinary item, net of tax	0.04	0.51	1.55	—	—

Net income (loss)	$2.07	$0.82	$4.30	$(8.29)	$(0.91)

Diluted net income (loss) per share data:
Income (loss) from continuing operations	$1.88	$0.30	$(1.12)	$(8.67)	$(1.41)
Income from discontinued operations, net of tax	—	—	—	0.38	0.50
Gain on disposal of discontinued operations, net of tax	0.05	—	3.87	—	—
Extraordinary item, net of tax	0.04	0.49	1.55	—	—

Net income (loss)	$1.97	$0.79	$4.30	$(8.29)	$(0.91)

Balance sheet data:
Working capital	$31,337	$30,559	$34,339	$60,609	$75,381
Total assets	102,068	97,298	105,593	177,631	234,072
Long-term obligations, net of current portion	24,642	32,377	45,489	137,297	127,787
Total stockholders’ equity	55,774	41,150	35,531	6,886	63,683

1)	All amounts have been restated to reflect the Company’s paramedical testing business, Paramedical Services of America Inc., as a discontinued operation.
2)	Current year earnings reflect the adoption of Financial Accounting Standards Board Statement No. 142 eliminating the amortization of goodwill and intangibles with indefinite useful lives.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Selected Consolidated Financial Data and the audited Consolidated Financial Statements of the Company included in this report.

Recent Developments

During fiscal 2002, the Company continued to experience downward pressure on its operating margins. The most notable factors included: nurse shortages, selected reductions in pharmacy reimbursements, negative risk loss experience and select state Medicaid program funding reductions. The Company has begun to implement process changes to try to improve operating margins which include: (1) continued implementation of the nurse scheduling system which, at September 30, 2002, brought the percentage of nursing locations on-line to 58%, (2) temporary improvements in disposable and supply usage, (3) increased revenue from existing start-up locations with a corresponding reduction to their negative contribution margins, (4) engagement of a consultant and commencement of negotiations with the Company’s largest state Medicaid program to identify additional opportunities for the Company’s private duty nursing and PPEC services that could provide the state with lower cost alternatives to existing care plans. The Company continues to focus on select key markets with unfulfilled market share potential. The Company’s regional managed care sales personnel work directly with the branch office directors to increase local market share.

During the fourth quarter of fiscal 2002, the Company opened three new start-up locations; the eighth PPEC location in Augusta, Georgia, which accepted its first patients in November 2002, an HME location in San Antonio, Texas to complement the nursing start-up which reached break-even during the fourth quarter, and a diabetic supply location, based in Pensacola, Florida which initially will focus on the Company’s existing respiratory patients for follow on sales opportunities.

The Company has refined its corporate incentive compensation and location bonus plans in its fiscal 2003 budget to properly align management’s incentives with the creation of additional shareholder value. Operations management has the responsibility to implement the necessary process changes to achieve the budgeted results.

During the 13 weeks ending September 26, 2002, the Company experienced a slight decrease in total hours ordered and hours staffed and un-staffed hours increased to approximately 11% as compared to the prior rolling 13 week period ending June 27, 2002. The Company continues to aggressively compete for nurses to staff hours ordered. To date, management has seen inconsistent results in a number of markets and will continue to evaluate wage and benefit levels in each local market and respond accordingly. While management anticipates that as implementation of the new nurse scheduling system continues, improvements in both un-staffed hours and gross margin levels should occur over time, but there can be no assurance that this will occur.

The following table represents the approximate total hours for the time periods indicated:

	Total hours ordered	Total hours declined	Total case hours staffed	Total case hours un-staffed
Rolling 13 weeks ended June 27, 2002	963,430	92,603	774,028	96,799
Rolling 13 weeks ended September 26, 2002	921,971	85,917	732,324	103,730

The Company is aware of ongoing changes in the infusion drug delivery alternatives available to various payors. If some of these alternatives are selected by various payors, there could be significant reductions to the Company’s future pharmacy revenues. In addition, the Company remains exposed to significant revenue fluctuations as a result of change in service or usage levels by a limited number of hemophilia factor patients. The Company is expanding its capability to distribute injectable medication nationally and continues to assess opportunities for these injectables in selected payor patient bases. The Company’s marketing strategy is to capitalize on core product opportunities within these patient bases, as well as to expand product offerings. To these ends, the Company has approached select payors with a proposal for utilization of PPEC centers in conjunction with its private duty nursing services in the Company’s present and potential markets.

The Company has completed its annual renewal of its risk management program and implemented several changes. Due to the exiting by St. Paul Fire and Marine Insurance Company from the medical malpractice insurance marketplace, the Company has entered into a new insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Material changes included an increase in per claim deductible limits from $250,000 to $1,000,000. The annual aggregate also changed from $750,000 to no annual aggregate. The policy amount remains at $10,000,000 with a slight increase in annual premiums. However, the Company chose to decline renewal of an additional $10,000,000 umbrella policy due to significant price increases.

The Company’s third party actuary has completed an analysis of the Company’s medical malpractice loss history and has quantified liability recognition for fiscal 2003 under the new policy terms. Under the new medical malpractice policy, if the Company’s experience worsens it could have a material adverse effect on the Company’s financial results and liquidity position. In recognition of the increased exposure, the Company has further re-engineered its risk management processes. Among the changes is the formation of a committee which not only monitors incident reporting and claim adjustment activity, but also reviews existing patient census and discharges high risk cases where legally permissible. The Company continues to educate location staff on risk management procedures including appropriate nurse staffing decisions.

The Company’s management will continue to assess its various growth opportunities as articulated in its business development objectives, ranging from evaluation of acquisition alternatives, geographical expansion through the use of start-up branch offices, marketing initiatives’ impact on existing branch office growth and technology improvements in order to ration capital available from operations.

The Company operates in the health care industry which is subject to a variety of ever evolving set of risks and challenges. These include but are not limited to nurse shortages, competitive bidding, HIPAA regulations, potential average wholesale price (“AWP”) reductions, adverse litigation, workers’ compensation losses, the availability and cost of medical malpractice insurance and reduced state funding levels of Medicaid programs. Any changes arising out of or related to these risks and challenges could potentially have a material adverse effect on the Company’s operating results.

Critical Accounting Policies

Net Revenue

Due to the nature of the health care industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their realizable values. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of September 30, 2002, the Company had no material claims, disputes or unsettled matters with third-party payors, nor were there any material pending settlements with third-party payors.

Net revenue represents the estimated net realizable amounts from patients, third-party payors and others for patient services rendered and products provided. Such revenue is recognized as the treatment plan is administered to the patient and recorded at amounts estimated to be received under reimbursement arrangements with payors. Net revenues to be reimbursed by contracts with third-party payors are recorded at an amount to be realized under these contractual arrangements. Revenues from Medicaid and Medicare are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants. In certain situations, the services and products are recorded separately. In other situations, the services and products are billed and reimbursed on a per diem or contract basis whereby the insurance carrier pays the Company one combined amount for treatment. Because the reimbursement arrangements in these situations are based on a per diem or contract amount, the Company does not maintain records that provide a breakdown between the service and product components.

The Company has developed a methodology to record the estimated revenue as a result of the inherent time lag between certain patient treatments and input of the related information into its billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. As of September 30, 2002 the estimated revenue was approximately 0.5% of revenue for fiscal year ended 2002. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

In other select cases, patient treatments may cease for a number of reasons including re-hospitalizations, changes in treatment needs, or death, and a time lag may exist before this information is reflected in the Company’s billing and collection system. The Company has developed a methodology which measures the relative magnitude of these events over recent time periods and applies this methodology to reduce net revenues recognized in the current period.

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

Goodwill and Other Acquired Intangible Assets

As of October 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142. This Standard eliminates goodwill amortization from the Consolidated Statements of Operations and requires an evaluation of goodwill for impairment upon adoption of this Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. For these evaluations, the Company is using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. The Company completed the impairment test and, at September 30, 2002, there was no resulting impairment. Subsequent impairments, if any, would be classified as as operating expense.

Upon adoption of SFAS No. 142, the transition provisions of SFAS No. 141, “Business Combinations,” also became effective. These transition provisions specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the Consolidated Balance Sheet and will continue to be amortized in the Consolidated Statements of Operations. Such intangible assets will be subject to a periodic impairment test based on estimated fair value.

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

The following table sets forth, for the periods indicated, the percentage of net revenue for continuing operations represented by the following items:

	Year Ended September 30,
	2002	2001	2000
Net Revenue	100.0%	100.0%	100.0%
Operating salaries, wages and employee benefits	46.1	45.3	46.0
Other operating costs	37.1	36.4	36.6
Corporate, general and administrative	9.2	9.8	9.9
Provision for doubtful accounts	1.0	1.6	3.4
Depreciation and amortization	2.1	3.9	4.3

Operating income (loss)	4.5	3.0	(0.2)
Interest income	0.1	0.3	0.3
Interest expense	(1.4)	(2.2)	(4.1)

Income (loss) from continuing operations, before income tax benefit	3.2%	1.1%	(4.0)%

Fiscal 2002 Compared to Fiscal 2001

Net revenue increased $13.4 million, or 7%, to $197.5 million in fiscal 2002 from $184.1 million in fiscal 2001. Pediatric home health care net revenue increased $9.6 million due to a number of factors including increased hemophilia factor deliveries, increased respiratory/home medical equipment core product volumes, selected price increases on private duty nursing services and the impact of acquired nursing revenues. Adult health care net revenue increased $3.8 million in fiscal 2002, primarily as a result of increased core product deliveries to pharmacy patients and respiratory therapy/home medical equipment patients. In fiscal 2002, the Company derived approximately 50% of its net revenue from commercial insurers and other private payors, 43% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits increased $7.6 million, or 9%, to $91.1 million in fiscal 2002 from $83.5 million in fiscal 2001. As a percentage of net revenue, operating salaries, wages and employee benefits for fiscal 2002 increased to 46% from 45% in fiscal 2001. In response to the ongoing nurse shortage, the Company increased wage rates and benefit levels in select key markets.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs increased $6.2 million, or 9%, to $73.2 million in fiscal 2002, from $67.0 million in fiscal 2001. As a percentage of net revenue, other operating costs for fiscal 2002 increased to 37% from 36% in fiscal 2001 due to increased pharmacy product deliveries and increased disposable and supply usage in respiratory services and home medical equipment.

Corporate, general and administrative costs increased $0.3 million, or 1%, to $18.3 million in fiscal 2002 from $18.0 million in fiscal 2001. As a percentage of net revenue, corporate, general and administrative costs for fiscal 2002 decreased slightly compared to fiscal 2001. Cost controls implemented in fiscal 2001 enabled the Company to substantially offset annual increases in labor and benefit costs during fiscal 2002.

Provision for doubtful accounts decreased $1.0 million, or 33%, to $1.9 million in fiscal 2002, from $2.9 million in fiscal 2001. The decrease was caused by improved cash collections throughout 2002 as a result of billing process refinements and implemented changes in cash collection procedures.

Depreciation and amortization decreased $3.2 million, or 44%, to $4.1 million in fiscal 2002 from $7.3 million in fiscal 2001. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective

October 1, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangibles with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Amortization expense on intangible assets was $0.2 million and $2.5 million for fiscal 2002 and 2001, respectively. Fiscal 2001 included $2.2 million related to the amortization of goodwill.

Interest expense decreased $1.2 million, or 31%, to $2.8 million in fiscal 2002 from $4.0 million in fiscal 2001. The Company’s average debt outstanding decreased $10.7 million from the prior fiscal year.

Interest income decreased in fiscal 2002 as compared to fiscal 2001 as a result of lower cash balances and interest rates earned. The Company invested its excess cash balances in highly liquid investments.

For fiscal 2002, the Company recorded a net tax benefit of $6.7 million primarily due to the full reversal of the valuation allowance. Management considered all available evidence primarily focusing on scheduled reversals of deferred tax assets and liabilities and projected future taxable income. Based on this analysis, management concluded it was more likely than not that all of the net deferred tax assets would be realized. Accordingly, the Company reversed the remaining valuation allowance as of September 30, 2002. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the net tax benefit of $6.7 million was allocated first to continuing operations by taking the tax effect of pretax income from continuing operations and adding the tax effect of the full reversal of the valuation allowance. The remaining tax expense was allocated ratably to discontinued operations and extraordinary item. Based on this methodology, a $7.1 million tax benefit was allocated to continuing operations and $0.2 million and $0.2 million tax expense was allocated to discontinued operations and extraordinary item, respectively.

Fiscal 2001 Compared to Fiscal 2000

Net revenue decreased $2.3 million, or 1%, to $184.1 million in fiscal 2001 from $186.4 million in fiscal 2000. In part, the reduction in net revenue reflects the continued efforts to reduce non-core and/or unprofitable products and services. In addition, the Company’s investment in sales and marketing resources in the core respiratory programs failed to contribute significantly to the net revenues for fiscal 2001. Pediatric home health care net revenue increased $3.0 million primarily due to the Company’s growth in its core products including private duty nursing. Adult health care net revenue decreased $5.3 million for fiscal 2001, primarily as a result of the reduction in non-core services to the pharmacy and respiratory therapy/home medical equipment patients. In fiscal 2001, the Company derived approximately 49% of its net revenue from commercial insurers and other private payors, 44% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits decreased $2.2 million, or 3%, to $83.5 million in fiscal 2001 from $85.7 million in fiscal 2000. As a percentage of net revenue, operating salaries, wages and employee benefits for fiscal 2001 decreased to 45% from 46% in fiscal 2000.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs decreased $1.2 million, or 2%, to $67.0 million in fiscal 2001 from $68.2 million in fiscal 2000. The Company realized cost savings from procurement controls implemented in fiscal 2001. As a percentage of net revenue, other operating costs for fiscal 2001, decreased to 36% from 37% in fiscal 2000.

Corporate, general and administrative costs decreased $0.5 million, or 3%, to $18.0 million in fiscal 2001 from $18.6 million in fiscal 2000. The Company continued to reduce costs associated with various professional service fees. As a percentage of net revenue, corporate, general and administrative costs for fiscal 2001, decreased slightly compared to fiscal 2000.

Provision for doubtful accounts decreased $3.5 million, or 55%, to $2.9 million in fiscal 2001, from $6.4 million in fiscal 2000. The decrease was caused by improved cash collections throughout 2001 as a result of billing process refinements and implemented changes in cash collection procedures.

Depreciation and amortization decreased $0.8 million, or 10%, to $7.3 million in fiscal 2001 from $8.0 million in fiscal 2000. As a percentage of the Company’s net revenue, depreciation and amortization costs for fiscal 2001 decreased slightly compared to fiscal 2000.

Interest expense decreased $3.6 million, or 47%, to $4.0 million in fiscal 2001 from $7.6 million in fiscal 2000. The Company’s average debt outstanding decreased $31.4 million from the prior fiscal year.

Interest income increased slightly in fiscal 2001 as compared to fiscal 2000. The Company invested its excess cash balances in highly liquid investments.

For fiscal 2001, the Company had a current income tax expense of $0.8 million which was offset by the reduction of the valuation allowance related to the deferred tax asset resulting in zero income tax expense. The Company recorded a partial valuation allowance against the net deferred tax assets as of September 30, 2001. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies. Management concluded that the net deferred tax asset required a partial valuation allowance as of September 30, 2001.

Liquidity and Capital Resources

In the first quarter of fiscal 2002, the Company completed a transaction to repurchase a total of $5.0 million of the 10% Senior Subordinated Notes due 2008 (the “Notes”) for $4.5 million cash plus accrued interest. In the third quarter of fiscal 2002, the Company completed two transactions to repurchase a total of $3.0 million of the Notes for $2.9 million cash plus accrued interest. The combined gain (net of the write-off of the related deferred financing fees of $0.2 million and taxes of $0.2 million) of $0.3 million is reflected as an extraordinary item in the consolidated statements of operations for year ended September 30, 2002. At September 30, 2002, total borrowings under the Notes were approximately $24.4 million.

The Indenture under which the Notes were issued allows the Company to repurchase the Notes at its discretion. All bids to repurchase have been based upon a number of factors including cash availability, interest rates on invested cash, other capital investment alternatives, and relative ask prices quoted by the market maker. Each decision by the Company to repurchase has been arrived at independently using the above criteria and the Company does not have a formal plan in place to repurchase the Notes.

On May 31, 2002, the Company acquired the assets of the South Florida skilled pediatric nursing home health division of the MedLink Group, Inc. (“MedLink”) for a purchase price of approximately $1.9 million in the form of $1.4 million in cash and $0.5 million in a note payable. The purchase method of accounting was used to record this acquisition and the results of operations of the acquired company are included in the accompanying consolidated statements of operations from the date of the acquisition. Effective with the adoption of SFAS No. 142, goodwill is no longer being amortized. Covenants not to compete are being amortized over the life of the agreements (see Note 5).

Cash collections as a percentage of net revenue for the three months ended September 30, 2002 and 2001 were 104% and 97%, respectively. While management anticipates the Company will continue to achieve its cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

For the year ended September 30, 2002, the Company purchased medical equipment with technology upgrades to service existing patients, completed leasehold improvements for new PPEC start-up locations and purchased computer equipment to upgrade its technology infrastructure. The Company anticipates future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. The Company anticipates funding these capital expenditures with cash flow from operations.

The Company has secured surety bonds of $4.0 million to satisfy its worker’s compensation program requirements for its former insurance carrier. As of September 30, 2002, the surety bonds were collateralized by $1.8 million cash posted to a third party escrow account and an existing irrevocable letter of credit in the amount of $1.0 million whose beneficiary is the surety company (see “Contingent Liabilities and Commitments” below). To satisfy the expiring $1.0 million letter of credit, the Company posted additional cash of $0.9 million to the same third party escrow account on November 4, 2002.

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of September 30, 2002, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate. The Company has completed its annual renewal of its risk management program and implemented several changes. Due to the exiting of St. Paul Fire and Marine Insurance Company from the medical malpractice insurance marketplace, the Company has entered into a new insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Important changes included an increase in per claim deductible limits from $250,000 to $1,000,000. The annual aggregate also changed from $750,000 to no annual aggregate. The policy amount remains at $10,000,000 with a slight increase in annual premiums. However, the Company chose to decline renewal of a $10,000,000 umbrella policy due to significant price increases. Under the new medical malpractice policy, if the Company’s experience worsens it could have a material adverse effect on the Company’s financial results and liquidity position.

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

For fiscal 2002, the Company recorded a net tax benefit of $6.7 million primary due to the full reversal of the valuation allowance. Management considered all available evidence primarily focusing on scheduled reversals of deferred tax assets and liabilities and projected future taxable income. Based on this analysis, management concluded it was more likely than not that all of the net deferred tax assets would be realized. Accordingly, the Company reversed the remaining valuation allowance as of September 30, 2002. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the net tax benefit of $6.7 million was allocated first to continuing operations by taking the tax effect of pretax income from continuing operations and adding the tax effect of the full reversal of the valuation allowance. The remaining tax expense was allocated ratably to discontinued operations and extraordinary item. Based on this methodology, a $7.1 million tax benefit was allocated to continuing operations and $0.2 million and $0.2 million tax expense was allocated to discontinued operations and extraordinary item, respectively.

Management currently believes that its liquidity position will be adequate to satisfy the Company’s working capital requirements, professional and commercial liability insurance loss funding, selected potential acquisitions, funding of various business development plans, workers’ compensation collateral requirements, and income tax payments. The Company’s current source of liquidity is cash on hand and cash flow from operations and as a result, the Company is exposed to fluctuations in cash collection results. However, the Company has evaluated several senior debt proposals and believes that it could secure such financing if needed.

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

Contingent Liabilities and Commitments

The Company’s former workers’ compensation carrier requires the estimated loss reserve to be secured by surety bonds. As of November 4, 2002, the Company had posted $2.7 million cash as collateral for $4.0 million surety bonds. The carrier has the right to require the Company to post cash up to the loss reserve liability. In addition, all loss fund payments are made monthly from cash flow from operations.

The Company’s new insurance carrier requires the twelve month estimated loss reserve to be funded entirely with cash over the first ten months of fiscal 2003. This cash requirement is estimated to be $2.1 million, which is reduced by the monthly loss fund payments. The new insurance carrier has the right to increase this cash requirement at the end of the first twelve months if the claim experience is greater than anticipated.

As a result of a field audit by a Medicare intermediary, the Company was notified of an asserted claim for recoupment of approximately $1.7 million of accounts receivable. The intermediary claimed that insufficient documentation was provided to substantiate the payments on accounts receivable. Historically, assertions of this type are settled in amounts significantly less than originally claimed. The Company is in the early stages of reviewing the facts and circumstances of this particular claim to work toward resolution of the issues. Accordingly at September 30 2002, the Company is unable to estimate a possible loss or range of loss, if any.

The Company has entered into employment agreements with certain employees of the Company which provide, among other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control of the Company or a failure of the Company to comply with any material terms of the agreements.

ITEM 7(A).     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces a number of market risk exposures including risks related to cash and cash equivalents, accounts receivable and interest rates. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current environment in the health care industry. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, individuals and the diversity of geographic locations in which the Company operates. However, the Company has substantial geographic density in the southeast United States which it believes exposes the Company to State initiated reimbursement changes.

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

Based on a hypothetical immediate 150 basis point increase in interest rates at September 30, 2002 and 2001, the market value of the Company’s Notes would be reduced by approximately $1.3 million and $1.9 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s Notes outstanding at September 30, 2002 and 2001 of approximately $1.4 million and $2.1 million, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplemental schedule of the Company and the notes thereto as of September 30, 2002 and 2001, and for each of the three years in the period ended September 30, 2002, together with the independent auditors’ report thereon are set forth on pages 35-58 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years and the period from October 1, 2002 to the date hereof, the Company has not changed its independent auditors, and there have been no reportable disagreements with the Company’s auditors regarding accounting principles or practices or financial disclosure matters.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors of the Company set forth under the captions “Proposal 1—Election of Directors—Nominee for Election as Director at the 2003 Annual Meeting” and “Proposal 1—Election of Directors—Continuing Directors of the Company” in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders (“2003 Proxy Statement”) is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance by the directors and executive officers of the Company and owners of more than ten percent of the Company’s Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Information relating to management compensation set forth under the captions “Proposal 1—Election of Directors—Directors’ Compensation and Attendance”, “Executive Compensation” and “Stock Performance Graph” in the Company’s 2003 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Executive Compensation—Report of the Compensation Committee of the Board of Directors on Executive Compensation” which specifically is not so incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of the Company’s $0.01 par value Common Stock by certain persons as set forth under the caption “Stock Ownership” in the Company’s 2003 Proxy Statement is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and certain of its affiliates as set forth under the caption “Certain Relationships and Related Transactions” in the Company’s 2003 Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.    The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company. The Company’s disclosure controls and procedures include the Company’s “internal controls,” as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission’s Release No. 34-46427 (August 29, 2002). The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing date of this Annual Report on Form 10-K, have concluded that the Company’s disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)    Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation. As a result, there were no corrective actions to be taken.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Report.

(1)	Financial Statements

The consolidated financial statements of the Company and the related report of independent auditors thereon which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of September 30, 2002 and 2001.

•	Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000.

•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2002, 2001 and 2000.

•	Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

The financial statement schedule referred to in Item 8 is described in the “Index to Financial Statement Schedule” included in this Report on page 59. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

The following exhibits are filed with this Report. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 310 Technology Parkway, Norcross, Georgia 30092-2929. There is a charge of $.50 per page to cover expenses for copying and mailing.

10.9(w)	Amended and Restated Employment Agreement, dated November 7, 2002 between the Company and Joseph D. Sansone, filed herewith.

10.9(x)	Amended and Restated Employment Agreement, dated November 7, 2002 between the Company and James M. McNeill, filed herewith.

10.9(y)	Pediatric Services of America, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan, effective January 1, 2002, filed herewith.

21	Subsidiaries of the Company, filed herewith.

23.1	Consent of Independent Auditors, Ernst & Young LLP, filed herewith.

24	Powers of Attorney, filed herewith.

(b) Reports on Form 8-K

During the quarter ended September 30, 2002, the Company did not file any Current Reports on Form 8-K.

(c) Exhibits

The following exhibits are filed with or incorporated by reference in this Report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

2.0	Shareholder Rights Plan dated September 22, 1998 (incorporated by reference to the Company’s Registration Statement on Form 8-A filed October 13, 1998).

2.1
Rights Agreement dated September 22, 1998, by and between Mellon Shareholder Services, LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 22, 1998).

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

3.4
Certificate of Correction to Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on
Form 10-Q for the quarter ended December 31, 1997).

3.5	Amended and Restated Bylaws of the Company, adopted September 22, 1998 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 22, 1998).

4.1
Indenture dated as of April 16, 1998, relating to the $75 million 10% Senior Subordinated Notes due 2008, Series A (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 filed on May 6, 1998).

10.9	Executive Compensation Plans and Arrangements:

(e) Pediatric Services of America, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement of Form S-1 filed on May 31, 1994).

(f) Pediatric Services of America, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8(f) of the Company’s Annual Report Form 10-K for the fiscal year ended September 30, 1995).

(t)
Pediatric Services of America, Inc. Amended and Restated Stock Option Plan, effective November 28, 2001 (incorporated by reference to Exhibit 10.9(t) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

(u)
Pediatric Services of America, Inc. Amended and Restated Directors’ Stock Option Plan, effective November 28, 2001 (incorporated by referenced to Exhibit 10.9(u) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

(v)
Amendment No. 1 to the Pediatric Services of America, Inc. Employee Stock Purchase Plan, dated February 1, 2002 (incorporated by reference to Exhibit 10.9(v) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

(w) Amended and Restated Employment Agreement, dated November 7, 2002 between the Company and Joseph D. Sansone, filed herewith.

(x) Amended and Restated Employment Agreement, dated November 7, 2002 between the Company and James M. McNeill, filed herewith.

(y) Pediatric Services of America, Inc. Non-Qualified Deferred Compensation Plan, effective January 1, 2002, filed herewith.

21	Subsidiaries of the Company, filed herewith.

23.1	Consent of Independent Auditors, Ernst & Young LLP, filed herewith.

24	Powers of Attorney, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

By:	/s/ JOSEPH D. SANSONE
Joseph D. Sansone Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth on December 6, 2002.

Signature	Title	Date

/s/ JOSEPH D. SANSONE Joseph D. Sansone	Director, President and Chief Executive Officer (Principal Executive Officer)	December 6, 2002

/s/ JAMES M. MCNEILL James M. McNeill	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	December 6, 2002

* Michael J. Finn	Director	December 6, 2002

* Robert P. Pinkas	Director	December 6, 2002

* Edward K. Wissing	Chairman of the Board of Directors	December 6, 2002

* Michael E. Axelrod	Director	December 6, 2002

*By: /S/ JAMES M. MCNEILL James M. McNeill (Attorney in Fact)		December 6, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph D. Sansone, certify that:

1.	I have reviewed this annual report on Form 10-K of Pediatric Services of America, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under with such statements are made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH D. SANSONE
Joseph D. Sansone Director, President and Chief Executive Officer

December 6, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James M. McNeill, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Pediatric Services of America, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under with such statements are made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES M. MCNEILL
James M. McNeill Senior Vice President and Chief Financial Officer

December 6, 2002

PEDIATRIC SERVICES OF AMERICA, INC.

PEDIATRIC SERVICES OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$10,989,575	$15,259,465
Accounts receivable, less allowances for doubtful accounts of $5,364,000 and $5,520,000, respectively	32,412,112	31,455,652
Prepaid expenses	942,972	893,088
Income taxes receivable	441,239	—
Deferred income taxes	4,625,977	1,778,531
Inventory	3,311,946	4,707,855
Other current assets	266,336	235,656

Total current assets	52,990,157	54,330,247

Property and equipment:
Home care equipment held for rental	31,064,804	28,751,745
Furniture and fixtures	11,277,635	10,572,269
Vehicles	725,178	725,178
Leasehold improvements	1,887,934	1,221,552

	44,955,551	41,270,744
Accumulated depreciation and amortization	(35,778,581)	(32,314,892)

	9,176,970	8,955,852

Other assets:
Goodwill, less accumulated amortization of $9,613,000	32,893,354	31,705,807
Certificates of need, less accumulated amortization of $581,000 and $505,000, respectively	91,753	167,191
Deferred financing fees, less accumulated amortization of $699,000 and $701,000, respectively	492,323	786,958
Noncompete agreements, less accumulated amortization of $1,136,000 and $1,110,000, respectively	34,333	50,000
Deferred income taxes	4,213,582	1,049,415
Workers’ compensation bond collateral	1,850,731	—
Other	325,253	252,678

	39,901,329	34,012,049

Total assets	$102,068,456	$97,298,148

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30,
	2002	2001
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,224,150	$5,610,593
Accrued compensation	4,906,559	5,756,921
Income taxes payable	—	497,821
Accrued insurance	6,358,402	6,086,184
Refunds payable	1,147,833	1,543,420
Accrued interest	1,135,183	1,506,182
Other accrued liabilities	1,952,846	2,112,719
Deferred revenue	733,931	620,656
Current maturities of long-term obligations to related parties	25,000	25,000
Current maturities of long-term obligations	169,114	11,524

Total current liabilities	21,653,018	23,771,020
Long-term obligations to related parties, net of current maturities	—	25,000
Long-term obligations, net of current maturities	24,641,667	32,352,262

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 80,000,000 shares authorized 6,838,272 and 6,711,256 shares issued and outstanding in 2002 and 2001, respectively	68,383	67,113
Additional paid-in capital	49,084,061	48,493,011
Retained earnings (deficit)	6,621,327	(7,410,258)

Total stockholders’ equity	55,773,771	41,149,866

Total liabilities and stockholders’ equity	$102,068,456	$97,298,148

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2002	2001	2000

Net revenue	$197,459,323	$184,089,714	$186,366,015
Costs and expenses:
Operating salaries, wages and employee benefits	91,051,646	83,471,649	85,661,494
Other operating costs	73,203,941	66,993,719	68,205,250
Corporate, general and administrative	18,266,010	18,021,088	18,550,647
Provision for doubtful accounts	1,929,672	2,866,107	6,381,840
Depreciation and amortization	4,068,939	7,271,761	8,049,951

Total costs and expenses	188,520,208	178,624,324	186,849,182

Operating income (loss)	8,939,115	5,465,390	(483,167)
Interest income	166,980	606,594	574,526
Interest expense	(2,765,893)	(4,012,538)	(7,608,516)
Other income	—	31,888	60,984

Income (loss) from continuing operations, before income tax benefit and extraordinary item	6,340,202	2,091,334	(7,456,173)
Income tax benefit	7,101,226	—	—

Income (loss) from continuing operations	13,441,428	2,091,334	(7,456,173)
Discontinued operations:
Gain on disposal of discontinued operations, net of tax	360,831	—	25,801,833

Income before extraordinary item	13,802,259	2,091,334	18,345,660
Extraordinary item:
Gain on early extinguishment of debt, net of tax	258,612	3,396,430	10,299,098

Net income	$14,060,871	$5,487,764	$28,644,758

Basic net income per share data:
Income (loss) from continuing operations	$1.98	$0.31	$(1.12)
Gain on disposal of discontinued operations, net of tax	0.05	—	3.87

Income before extraordinary item	2.03	0.31	2.75
Extraordinary item:
Gain on early extinguishment of debt, net of tax	0.04	0.51	1.55

Net income	$2.07	$0.82	$4.30

Diluted net income per share data:
Income (loss) from continuing operations	$1.88	$0.30	$(1.12)
Gain on disposal of discontinued operations, net of tax	0.05	—	3.87

Income before extraordinary item	1.93	0.30	2.75
Extraordinary item:
Gain on early extinguishment of debt, net of tax	0.04	0.49	1.55

Net income	$1.97	$0.79	$4.30

Weighted average shares outstanding:
Basic	6,790,862	6,682,608	6,655,330

Diluted	7,150,051	6,934,861	6,655,330

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity

Balance at October 1, 1999	$66,520	$48,362,234	$(41,542,780)	$6,885,974
6,300 shares of common stock issued through exercise of stock options	63	385	—	448
Net income (1)	—	—	28,644,758	28,644,758

Balance at September 30, 2000	66,583	48,362,619	(12,898,022)	35,531,180
52,951 shares of common stock issued through exercise of stock options	530	95,910	—	96,440
Disqualifying disposition of stock options	—	34,482	—	34,482
Net income (1)	—	—	5,487,764	5,487,764

Balance at September 30, 2001	67,113	48,493,011	(7,410,258)	41,149,866
139,857 shares of common stock issued through exercise of stock options	1,398	452,379	—	453,777
12,841 shares of retired treasury stock	(128)	(102,600)	(29,286)	(132,014)
Disqualifying disposition of stock options	—	162,028	—	162,028
Nonqualified stock options	—	79,243	—	79,243
Net income (1)	—	—	14,060,871	14,060,871

Balance at September 30, 2002	$68,383	$49,084,061	$6,621,327	$55,773,771

(1)	Comprehensive net income is the same as reported net income.

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2002	2001	2000
Operating activities:
Income (loss) from continuing operations	$13,441,428	$2,091,334	$(7,456,173)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,068,939	7,271,761	8,049,951
Provision for doubtful accounts	1,929,672	2,866,107	6,381,840
Amortization of deferred financing fees	110,500	288,235	685,065
Deferred income taxes	(6,011,613)	(142,470)	(2,685,476)
Disqualifying disposition of stock options	162,028	34,482	—
Nonqualified stock options	79,243	—	—
Other loss	—	—	602,906
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(2,177,681)	1,066,978	13,711,502
Prepaid expenses	(49,884)	(236,925)	10,334
Inventory	1,395,909	(2,265,052)	436,611
Other assets	(151,129)	252,303	497,809
Workers’ compensation bond collateral	(1,850,731)	—	—
Accounts payable	(396,627)	133,784	(3,649,446)
Income taxes	(1,318,719)	(112,418)	955,360
Accrued liabilities, refunds and interest	(818,653)	314,284	(5,838,060)

Net cash provided by operating activities of continuing operations	8,412,682	11,562,403	11,702,223
Net cash used in operating activities of discontinued operations	—	—	(1,260,636)

Net cash provided by operating activities	8,412,682	11,562,403	10,441,587
Investing activities:
Purchases of property and equipment	(4,129,204)	(1,909,027)	(1,348,413)
Proceeds from sale of discontinued operations	—	—	79,530,932
Acquisition of business	(1,398,376)	—	—
Other, net	—	—	48,136

Net cash (used in) provided by investing activities of continuing operations	(5,527,580)	(1,909,027)	78,230,655
Net cash used in investing activities of discontinued operations	—	—	(23,982)

Net cash (used in) provided by investing activities	(5,527,580)	(1,909,027)	78,206,673
Financing activities:
Principal payments and extinguishment of long-term debt	(7,476,755)	(9,401,988)	(81,847,906)
Deferred financing fees	—	—	(250,645)
Proceeds from exercise of stock options	321,763	96,440	448

Net cash used in financing activities	(7,154,992)	(9,305,548)	(82,098,103)

(Decrease) increase in cash and cash equivalents	(4,269,890)	347,828	6,550,157
Cash and cash equivalents at beginning of year	15,259,465	14,911,637	8,361,480

Cash and cash equivalents at end of year	$10,989,575	$15,259,465	$14,911,637

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,167,998	$4,591,442	$8,365,494

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

Discontinued Operations

On November 1, 1999, the Company consummated the sale of its paramedical testing operations (see Note 2). As a result, the paramedical testing operations are reflected as a discontinued operation. The consolidated financial statements of the Company for all periods presented reflect the discontinued operations.

Consolidation

The consolidated financial statements include the accounts of Pediatric Services of America, Inc. (“PSA” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amount of net revenue and expenses during the reporting periods. Actual results could differ from those estimates and the differences could be material. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required in recording net revenues and determining provisions for doubtful accounts. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available to management.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Deposits with banks are federally insured in limited amounts.

Accounts Receivable

Accounts receivable include approximately $7.2 million and $7.3 million for which services have been rendered but the amounts were unbilled as of September 30, 2002 and 2001, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

Allowance for Doubtful Accounts

In determining the adequacy of the allowance and related provision for doubtful accounts, the Company has developed a process which combines statistical analysis of historical collection and write-off activity with a detailed review of existing account balances meeting certain criteria and their likelihood of being collected at the

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

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

Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line method over the related asset’s estimated useful life, generally three to ten years. Depreciation expense for continuing operations was approximately $3.9 million, $4.8 million and $5.6 million for the years ended September 30, 2002, 2001 and 2000, respectively.

Inventory

The inventory is stated at the lower of cost (first-in, first-out method) or market and consists primarily of pharmaceuticals.

Worker’s Compensation Bond Collateral

The Company has secured surety bonds of $4.0 million to satisfy its workers’ compensation program requirements. At September 30, 2002, the surety bonds were collateralized by $1.8 million cash posted to a third party escrow account and an existing irrevocable letter of credit in the amount of $1.0 million whose beneficiary is the surety company (see Note 14).

Other Assets

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

Accrued Insurance

The Company’s insurance broker retains the services of an independent actuary to prepare quarterly actuarial analyses of the Company’s development of reported and incurred but not reported claims for workers’ compensation and medical malpractice liabilities. These estimates are updated quarterly and are used in the valuation of the accrued insurance liability. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

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

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

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

The Company has developed a methodology to record the estimated revenue as a result of the inherent time lag between certain patient treatments and input of the related information into its billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. As of September 30, 2002 the estimated revenue was approximately 0.5% of revenue for fiscal year ended 2002. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

In other select cases, patient treatments may cease for a number of reasons including; re-hospitalizations, change in treatment needs, or death, and a time lag may exist before this information is reflected in the Company’s billing and collection system. The Company has developed a methodology which measures the historical experience over recent time periods and applies this methodology to reduce net revenues recognized in the current period.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of September 30, 2002, the Company had no material claims, disputes or unsettled matters with third-party payors nor were there any material pending settlements with third-party payors.

Certain equipment rentals are billed in advance of the Company rendering the related services. Such amounts are deferred in the balance sheet until the related services are performed.

Approximately 50%, 51% and 50% of the Company’s continuing operations net revenue for the years ended September 30, 2002, 2001 and 2000, respectively, were reimbursed under arrangements with Medicare and Medicaid.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense for continuing operations was approximately $0.8 million, $0.8 million and $0.6 million for the years ended September 30, 2002, 2001 and 2000, respectively.

Concentration of Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current health care environment. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, and individuals and the diversity of geographic locations in which the Company operates. However, the Company has substantial geographic density in the southeast United States which it believes exposes the Company to state initiated reimbursement changes.

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

Impact of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 144, “Impairment of Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001, which provides guidance on the accounting for the impairment or disposal of long-lived assets. The Company believes the adoption of the new Statement will not have a significant effect on the financial position or results of operations of the Company.

Effective October 1, 2001, the Company adopted SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” (collectively, the Statements). SFAS No. 142 prohibits the amortization of goodwill and intangibles with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed by the Company for impairment at least annually and values reduced as appropriate. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company has completed the impairment test and, at September 30, 2002, there was no resulting impairment. Subsequent impairment losses, if any, will be reflected in operating income in the income statement. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income (in thousands) and earnings per share would have been as follows:

	Year ended September 30,
	2001	2000
Reported net income	$5,487	$28,645
Add back goodwill amortization	2,227	2,331

Adjusted net income	$7,714	$30,976

Basic earnings per share:
Reported net income	$0.82	$4.30
Goodwill amortization	0.33	0.35

Adjusted net income	$1.15	$4.65

Diluted earnings per share:
Reported net income	$0.79	$4.30
Goodwill amortization	0.32	0.35

Adjusted net income	$1.11	$4.65

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

Amortization expense on intangible assets including goodwill was approximately $0.1 million, $2.5 million and $2.5 million for the years ended September 30, 2002, 2001 and 2000 respectively. Estimated amortization expense for each of the fiscal years ending September 30, is presented below:

For The Year Ending September 30,
2003	$263,000
2004	$189,000
2005	$189,000
2006	$189,000
2007	$166,000

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS No. 4 (Reporting Gains and Losses From Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), and No. 64 (Extinguishment of Debt Made to Satisfy Sinking Fund Requirements) Amendment of SFAS No. 13 (Accounting for Leases), and Technical Corrections.” SFAS No.145 addresses gain or loss on the extinguishments of debt and sale-leaseback accounting for certain lease modifications. This statement is effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of the new Statement will not have a significant effect on the financial position or results of operations of the Company, but could result in certain reclassifications on the consolidated statements of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” This statement is effective for exit and disposal activities initiated after December 15, 2002. Adoption of this statement is not expected to have a material impact on the Company’s financial position or consolidated statements of operations.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Discontinued Operations

On November 1, 1999, the Company concluded the sale of the assets of its paramedical testing division to Hooper Holmes, Inc. During the first quarter of fiscal 2000, the Company recorded a gain of $24.3 million on the sale of this division, including the deferred operating losses of $10.6 million incurred between the measurement date and disposal date. During the third and fourth quarter of fiscal 2000 certain retained lease obligations, retention bonuses, salary accruals and estimated underwriter obligations were resolved at less than the originally estimated amounts resulting in an additional gain of $1.5 million. During the fourth quarter of fiscal 2002 the remaining liabilities for the estimated underwriter obligations were resolved at less than originally estimated amounts resulting in an additional gain of $0.4 million, net of $0.2 million tax. The paramedical testing operations are reflected as a discontinued operation and the consolidated financial statements of the Company for all periods presented have been restated to reflect the discontinued operations. The operating results of the discontinued operations are summarized as follows:

Year Ended September 30,
2000
Net revenue	$6,415,401
Net income	$—
Net income per share:
Basic	$—

Diluted	$—

Certain liabilities were not assumed by Hooper Holmes, Inc. in the sale of the paramedical testing division. These include accounts payable and other accrued liabilities which totaled approximately $0.7 million at September 30, 2001. No such liabilities remained outstanding at September 30, 2002.

3.    Preferred Stock and Common Stock

As of September 30, 2002, a total of 1,603,091 shares of Common Stock have been reserved for future issuance under the Company’s stock option plans.

Shares of Common Stock outstanding and related changes for the three years ended September 30, 2002 are as follows:

Balance at October 1, 1999	6,652,005
Exercise of stock options	6,300

Balance at September 30, 2000	6,658,305
Exercise of stock options	52,951

Balance at September 30, 2001	6,711,256
Exercise of stock options	139,857
Retire treasury stock	(12,841)

Balance at September 30, 2002	6,838,272

On September 22, 1998, the Company adopted a Shareholders’ Rights Plan which gives the shareholders a Right to purchase one Common Stock Purchase Right for each outstanding share of the Company’s Common Stock held by the shareholder in the event that an Acquiring Person (as defined) has acquired beneficial ownership of 15% or more the Company’s Common Stock. The Company may redeem the Rights at a price of

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock and Common Stock—continued

$0.01 per share at any time a person becomes an Acquiring Person. The Rights will expire on September 30, 2008, unless earlier redeemed or exchanged by the Company.

4.    Long-Term Borrowing Arrangements

The Company’s long-term obligations as of September 30, 2002 and 2001, consist of the following:

	2002	2001
Subordinated notes	$24,350,000	$32,350,000
Related party notes payable	25,000	50,000
Other notes payable	460,781	13,786

	24,835,781	32,413,786
Less current maturities of related party notes payable	25,000	25,000
Less current maturities	169,114	11,524

Total long-term borrowing	$24,641,667	$32,377,262

On April 16, 1998, the Company issued, in a private placement, $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, which were subsequently replaced on May 12, 1998, with $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A, registered with the Securities and Exchange Commission (the “Notes”). After paying issuance costs of approximately $2.7 million, the Company received proceeds of $72.3 million, which were used to repay a portion of the indebtedness outstanding under the Company’s Revolving Credit Agreement (“Credit Agreement”). Interest on the Notes accrues from the date of issuance, and is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes are redeemable for cash at any time on or after April 15, 2003, at the option of the Company, in whole or in part, at redemption prices set forth in the Indenture. The Notes place certain restrictions on incurring additional indebtedness, the creation of liens, sales of assets, mergers and consolidations and payment of dividends, among other things. A default provision defines acceleration of any indebtedness and failure to pay any indebtedness of the Company at maturity results in a default under the Notes.

During fiscal 2002, the Company completed a series of transactions to repurchase a total of $8.0 million of the Notes for $7.4 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees of $0.2 million and taxes of $0.2 million) of $0.3 million is reflected as an extraordinary item in the consolidated statements of operations.

During fiscal 2001, the Company completed a series of transactions to repurchase a total of $13.1 million of the Notes for $9.3 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees of $0.3 million) of $3.4 million is reflected as an extraordinary item in the consolidated statements of operations.

The Indenture under which the Notes were issued allows the Company to repurchase the Notes at its discretion. All bids to repurchase have been based upon a number of factors including: cash availability, interest rates on invested cash, other capital investment alternatives, and relative ask prices quoted by the market maker. Each decision by the Company to repurchase has been arrived at independently using the above criteria and the Company does not have a formal plan in place to repurchase the Notes. At September 30, 2002, total borrowings under the Notes were approximately $24.4 million.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Borrowing Arrangements—continued

On November 1, 1999, a portion of the proceeds from the sale of the Company’s paramedical testing division were used to pay down to zero all outstanding amounts under the Company’s Credit Agreement. Simultaneous with the pay down of the existing Credit Agreement, the Company amended and restated the Credit Agreement (the “Amended and Restated Loan Security Agreement”). Subject to the prescribed calculations of availability of the Amended and Restated Loan Security Agreement, the Lender made available a total credit facility of up to $30.0 million for use by the Company and its subsidiaries from time to time during the term of the Amended and Restated Loan Security Agreement. The calculated availability was based on the Company’s accounts receivable. The calculation contemplated factors including: age of the accounts receivable, payor eligibility, refundable amounts, unbilled accounts receivable and letter of credit obligations. At September 30, 2001, the calculated availability was $24.8 million. The total credit facility was comprised of a revolving line of credit up to the available limit, consisting of Loans and Letters of Credit (as defined therein). In connection with the Amended and Restated Loan Security Agreement, the Company incurred loan costs of approximately $0.3 million in fiscal 2000. These costs included amendment fees, legal and professional fees. At September 30, 2001, the Company had no outstanding borrowings under the Amended and Restated Loan Security Agreement. The Amended and Restated Loan Security Agreement expired November 1, 2001.

The Company entered into several related party notes payable and non-compete agreements with individuals in connection with the acquisition of businesses. These notes are payable in quarterly and annual installments and bear interest at 5.75%. The maturity dates varied but do not extend beyond May 2005.

The aggregate amount of required principal payments during each of the next five fiscal years and thereafter on all long-term obligations as of September 30, 2002, is as follows:

Year ending September 30,
2003	$194,114
2004	166,667
2005.	125,000
2006.	—
2007 and thereafter.	24,350,000

$24,835,781

5.    Acquisition of a Business

On May 31, 2002, the Company acquired the assets of the South Florida skilled pediatric nursing home health division of the MedLink Group, Inc. (“MedLink”) for a purchase price of approximately $1.9 million in the form of $1.4 million in cash and $0.5 million in a note payable. The acquisition included certain of MedLink’s skilled pediatric facilities in Miami, Plantation, Stuart and West Palm Beach, Florida. The purchase method of accounting was used to record this acquisition and the results of operations of the acquired company are included in the accompanying consolidated statements of operations from the date of the acquisition. Effective with the adoption of SFAS No. 142, the allocation of $1.2 million of goodwill is not being amortized.

6.    Leases

The Company leases office space as well as certain automobiles and medical equipment under operating leases that expire at various dates through 2012. Rent expense for continuing operations approximated $5.5 million, $5.0 million and $5.4 million under these leases for the years ended September 30, 2002, 2001 and

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases—continued

2000, respectively. Rent expense for discontinued operations approximated $0.3 million for the year ended September 30, 2000.

At September 30, 2002, the future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year were as follows:

Year ending September 30,
2003	$3,851,000
2004	3,353,000
2005	2,467,000
2006	1,712,000
2007 and thereafter	2,613,000

$13,996,000

7.    Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company’s Stock Option Plan (the “Option Plan”) provides for the granting of stock options covering up to 1,750,000 shares of Common Stock, of which 886,166 options are outstanding to eligible participants as of September 30, 2002. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted to those persons who are officers or employees of the Company or to certain outside consultants.

The terms and conditions of options granted under the Option Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Board of Directors’ Compensation Committee. Upon the occurrence of certain events, the vesting period of the options accelerate and are typically 4 years. The term of options granted under the Option Plan may not exceed 10 years. The Company has the right to repurchase the Common Stock issued upon the exercise of these options at the then fair market value of such shares, if the Company or the holders of such shares terminate their employment with the Company.

Under the Company’s Directors’ Stock Option Plan, directors of the Company who are not officers or employees of the Company may receive stock options annually to purchase shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Board of Directors’ Compensation Committee has the authority and sole discretion to make grants of options under the Plan in addition to the annual grants described above. A total of 300,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors’ Stock Option Plan of which 214,000 options are outstanding to eligible participants as of September 30, 2002.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans—continued

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2002, 2001 and 2000, respectively: risk-free interest rates of 1.95%, 3.69% and 5.84%, a dividend yield of 0.0%; volatility factors of the expected market price of the Company’s Common Stock of 138%, 146% and 158% and a weighted-average expected life of the option of 4 years.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for net income per share information):

	2002	2001	2000
Pro forma net income	$14,026	$5,395	$28,497
Pro forma net income per share
Basic	$2.07	$0.81	$4.28
Diluted	$1.96	$0.78	$4.28

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at October 1, 1999	1,045,797	$11.54
Granted	296,600	2.07
Exercised	(6,300)	0.07
Cancelled	(293,306)	9.96

Outstanding at September 30, 2000	1,042,791	9.36
Granted	258,200	4.98
Exercised	(52,951)	1.82
Cancelled	(150,033)	9.56

Outstanding at September 30, 2001	1,098,007	8.67
Granted	162,800	5.65
Exercised	(139,857)	3.24
Cancelled	(20,784)	15.14

Outstanding at September 30, 2002	1,100,166	$8.74

At September 30, 2002, 2001 and 2000, options to acquire 738,232, 694,917 and 609,439 shares, respectively, were exercisable. The weighted average fair value per share of options granted in 2002, 2001 and 2000 was $3.93, $3.53 and $1.48, respectively.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans—continued

The following table summarizes the ranges of exercise prices and weighted average contractual lives for options outstanding and the weighted average exercise price for options exercisable as of September 30, 2002.

Options Outstanding		Weighted Average Remaining Contractual Life	Options Exercisable
Exercise Price	Outstanding		Options Exercisable	Weighted Average Exercise Price
$ 0.7150 – $1.6250	89,384	6.8	65,509	$1.63
1.6260 – 4.2860	204,957	6.8	183,723	2.41
4.2870 – 5.7000	435,950	8.9	119,125	4.89
5.7100 – 8.0000	19,000	1.7	19,000	8.00
8.0100 – 10.2600	16,000	1.9	16,000	10.06
10.2700 – 15.0000	21,875	2.3	21,875	13.84
15.1000 – 19.8700	291,500	4.3	291,500	19.16
19.8800 – 25.0000	21,500	4.3	21,500	22.83

	1,100,166	6.7	738,232	$10.60

8.    Income Taxes

The income tax benefit for the years ended September 30, 2002, 2001 and 2000 are summarized below:

	2002	2001	2000
Current:
Federal	$(635,222)	$684,816	$1,182,955
State	(74,732)	118,635	1,502,521

	(709,954)	803,451	2,685,476
Deferred:
Federal	(5,378,812)	(674,899)	(2,261,453)
State	(632,801)	(128,552)	(424,023)

	(6,011,613)	(803,451)	(2,685,476)

Net tax benefit	$(6,721,567)	$—	$—

Continuing operations	$(7,101,226)	$—	$—

Discontinued operations	$221,154	$—	$—

Extraordinary item	$158,505	$—	$—

A reconciliation of the income tax benefit related to the statutory federal income tax rate is as follows:

	2002	2001	2000
Statutory federal income tax rate of 34% applied to pre-tax income	$2,495,362	$1,865,840	$9,739,218
State income taxes, net of federal tax benefit	293,572	214,023	1,117,146
Amortization and impairment of intangible	—	453,382	495,583
Reversal of valuation allowance	(9,280,771)	(2,082,522)	(11,060,357)
Other, net	(229,730)	(450,723)	(291,590)

	$(6,721,567)	$—	$—

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—continued

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2002	2001
Allowance for doubtful accounts	$2,038,320	$2,097,600
Mark to market accounting for accounts receivable	(531,177)	(541,326)
State tax net operating loss	1,800,148	—
Payroll related accruals	555,180	553,280
Insurance related accruals	2,416,193	2,312,750
Property and equipment and intangibles	2,399,881	3,405,929
Other, net	161,014	203,006

Net deferred tax asset before valuation allowance	8,839,559	8,031,239
Valuation allowance	—	(5,203,293)

Net deferred tax asset	$8,839,559	$2,827,946

For fiscal 2002, the Company recorded a net tax benefit of $6.7 million primarily due to the full reversal of the valuation allowance. Management considered all available evidence primarily focusing on scheduled reversals of deferred tax assets and liabilities and projected future taxable income. Based on this analysis, management concluded it was more likely than not that all of the net deferred tax assets would be realized. Accordingly, the Company reversed the remaining valuation allowance as of September 30, 2002. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the net tax benefit of $6.7 million was allocated first to continuing operations by taking the tax effect of pretax income from continuing operations and adding the tax effect of the full reversal of the valuation allowance. The remaining tax expense was allocated ratably to discontinued operations and extraordinary item. Based on this methodology, a $7.1 million tax benefit was allocated to continuing operations and $0.2 million and $0.2 million tax expense was allocated to discontinued operations and extraordinary item, respectively.

For fiscal 2001 and 2000, the Company had a current income tax expense of $0.8 million and $2.7 million, respectively, which was offset by the reduction of the valuation allowance related to the deferred tax asset resulting in zero income tax expense. The Company recorded a partial valuation allowance against the net deferred tax assets at September 30, 2001.

As of September 30, 2002 the Company has approximately $45.5 million of net operating loss carryforwards relating to certain states with expiration dates ranging from five to twenty years, with the majority averaging approximately 15 years.

The Company received approximately $0.3 million, $0.8 million and $1.4 million in cash income tax refunds during fiscal 2002, 2001 and 2000, respectively. Cash paid for taxes for the years ended September 30, 2002, 2001 and 2000 were approximately $0.3 million, $1.0 million and $3.2 million, respectively.

9.    Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents—The carrying amounts reported in the balance sheets approximate their fair value.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments—continued

Long and short-term debt—The fair value of the Company’s Notes as determined by quotations on the applicable exchange was approximately $23.6 million and $29.1 million at September 30, 2002 and 2001, respectively. The carrying amounts for short-term debt reported in the balance sheets approximate their fair value.

10.    Employee Benefits

The Company has a contributory savings plan (the “Savings Plan”), which qualifies under Section 401(k) of the Internal Revenue Code (“Code”), covering all employees of the Company (except, among others, highly compensated employees as defined in the Savings Plan, certain employees designated as part-time employees and employees deemed to be leased employees within the meaning of certain provisions of the Code). The Company, at its discretion, may match 33% of employee contributions to a maximum of 6% of employee earnings each Savings Plan year. Company contributions to the Savings Plan were approximately $0.4 million for each of the years ended September 30, 2002, 2001 and 2000, respectively.

Effective January 1, 2002, the Company amended and restated the Pediatric Services of America, Inc. Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) for certain employees of the Company. The purpose of this plan is to provide selected management or highly compensated personnel of the Company with the opportunity to defer amounts of their compensation which might not otherwise be deferrable under other Company plans, including the Savings Plan, and to receive the benefits of deferring their compensation, in the absence of certain restrictions and limitations in the Code. Participants elect the amount of pay they wish to defer up to the maximum percentage of compensation for the tier to which the employee is a member. Maximum deferrals range from 10% to 100% of compensation. The Company may contribute to the Plan an amount equal to a percentage of the amount each Participant contributes to the Plan. The Non-Qualified Plan is intended to be an unfunded plan for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Company contributions and voluntary compensation deferrals are held in a “Rabbi Trust” as that term is defined in Revenue Procedure 92-64, 1992-2 C.B. 422. Distributions of Plan contributions and earnings will be made upon termination of employment, disability, retirement or the financial hardship of the participant. In-service benefits are also available to participants. Company contributions to the Non-Qualified Plan were approximately $0.1 million for each of the years ended September 30, 2002, 2001 and 2000, respectively.

Effective January 1, 1996, the Board of Directors of the Company adopted the Pediatric Services of America, Inc. Employee Stock Purchase Plan (the “ESPP”) as amended and approved by the shareholders at the January 29, 2002 Annual Meeting. The ESPP is administered by the Compensation Committee of the Board of Directors. Participant contributions in the ESPP are made through quarterly payroll deductions on an after-tax basis. On or about the last day of the calendar quarter the Company contributes 15% of the total amount of each employee’s contributions to the ESPP for that quarter. Participants’ and the Company’s contributions are used to purchase shares of Common Stock at fair market value on the open market on or about the last day of the respective quarter. Company contributions to the ESPP were approximately $31,000, $25,000 and $22,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

11.    Commitments and Contingencies

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments and Contingencies—continued

such claims. As of September 30, 2002, this insurance coverage is provided under a “claims-made” policy which, subject to the terms and conditions of the policy, provides coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured (see Note 14).

As a result of a field audit by a Medicare intermediary, the Company was notified of an asserted claim for recoupment of approximately $1.7 million of accounts receivable. The intermediary claimed that insufficient documentation was provided to substantiate the payments on accounts receivable. Historically, assertions of this type are settled in amounts significantly less than originally claimed. Accordingly, the Company is in the early stages of reviewing the facts and circumstances of this particular claim to work toward resolution of the issues. At September 30 2002, the Company is unable to estimate a possible loss or range of loss, if any.

The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such current pending legal proceedings at this time should not have a material adverse effect on the Company’s consolidated financial or liquidity position.

The Company has entered into employment agreements with certain employees of the Company which provide, among other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control of the Company or a failure of the Company to comply with any material terms of the agreements.

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

On February 27, 2001, Plaintiffs Motion for Class Certification was granted by the Court. Fact discovery in the case closed on July 31, 2001. On September 5, 2001, Plaintiffs’ moved for leave to file a Second Amended Complaint and to expand the class period. The proposed Second Amended Complaint purported to expand the class to include all persons who purchased the Company’s stock between November 11, 1996 and July 28, 1998. The Court denied Plaintiffs Motion on October 12, 2001.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments and Contingencies—continued

In January, 2002, the parties entered into a Stipulation of Settlement settling all claims asserted in the lawsuit against all parties for a total of $3.2 million, subject to the court approval. On March 14, 2002, following a hearing on the fairness, reasonableness and adequacy of the proposed settlement, the Court entered an Order approving the settlement. The time for appeal of the Settlement Order has expired and no appeal has been taken. Under the terms of the settlement, the $3.0 million contribution of the Company to the settlement was fully funded by its insurance carrier under its Directors and Officers insurance policy.

On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, Kids & Nurses, Inc. In the original complaint, in general, the plaintiffs alleged that the defendants violated Federal and Tennessee Securities Laws and committed common law fraud in connection with the Company’s purchase of Kids & Nurses, Inc. in November, 1997. The plaintiffs sought actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorneys’ fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal Securities Laws, and added claims under Georgia’s securities laws. The plaintiffs also filed a brief in response to the Company’s motion to dismiss. On February 1, 2000, the defendants filed an amended motion to dismiss addressing the allegations of the amended complaint. On March 29, 2001, the motion to dismiss was denied without prejudice pending a ruling by the Tennessee Supreme Court on an unrelated case. On May 2, 2001, the Company and the individuals named as defendants, filed their answer, denying liability. On May 8, 2002, the case was dismissed with prejudice, subject only to the Plaintiffs’ reservation of their rights to participate in the Class Settlement.

12.    Basic and Diluted Income Per Share

Basic income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). For fiscal 2000, weighted average shares outstanding for continuing operations for basic and diluted computations are the same as the impact of common equivalent shares on earnings per share is anti-dilutive.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and Diluted Income Per Share—continued

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income from continuing and discontinued operations per share:

	Year Ended September 30,
	2002	2001	2000
Denominator for basic income per share-weighted average shares	6,790,862	6,682,608	6,655,330
Effect of dilutive securities:
Options	359,189	252,253	—

Denominator for diluted income per share—adjusted weighted average shares	7,150,051	6,934,861	6,655,330

13.    Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2002 and 2001 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Fiscal 2002 (1) (2)
Net revenue	$49,140	$48,065	$49,220	$51,034
Operating income	3,131	1,830	1,832	2,146
Income from continuing operations	2,470	1,139	1,185	8,647
Gain on disposal of discontinued operations, net of tax	—	—	—	361
Gain on early extinguishments of debt, net of tax	387	—	30	(158)
Net income	2,857	1,139	1,215	8,850
Net income per share:
Basic	$0.43	$0.17	$0.18	$1.29
Diluted	$0.40	$0.16	$0.17	$1.25

	Quarter
	First	Second	Third	Fourth
Fiscal 2001
Net revenue	$45,561	$45,707	$46,258	$46,564
Operating income	1,187	954	1,373	1,951
Income from continuing operations	186	120	626	1,159
Gain on early extinguishment of debt	—	3,263	—	133
Net income	186	3,383	626	1,292
Net income per share:
Basic	$0.03	$0.51	$0.09	$0.19
Diluted	$0.03	$0.49	$0.09	$0.19

(1)	The first quarter of fiscal 2002 reflects the impact of increased episodic hemophilia pharmacy revenues.
(2)	The fourth quarter of fiscal 2002 reflects the Company’s reversal of the remaining valuation allowance.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Subsequent Events

On November 4, 2002, the Company posted $0.9 million cash to its workers’ compensation third party escrow account to satisfy the expiring $1.0 million letter of credit.

The Company has completed its annual renewal of its risk management program with several changes to its insurance carriers and related terms and conditions. Due to the exiting by St. Paul Fire and Marine Insurance Company from the medical malpractice insurance marketplace, the Company has entered into a new insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Important changes include an increase in per claim deductible limits from $250,000 to $1,000,000. The annual aggregate also changed from $750,000 to no annual aggregate. The policy amount remains at $10,000,000 with a slight increase in annual premiums. Moreover, the Company chose to decline renewal of a $10,000,000 umbrella policy due to significant price increases.

The Company’s third party actuary has completed an analysis of the Company’s loss history and has quantified liability recognition under the new policy terms. Under the new medical malpractice policy, if the Company’s experience worsens it could have a material adverse effect on the Company’s financial results and liquidity position. In recognition of the increased exposure, the Company has further re-engineered its risk management processes. Among the changes is the formation of a committee which not only monitors incident reporting and claim adjustment activity, but also proactively reviews existing patient census and discharges high risk cases as appropriate. The Company continues to educate location staff on risk management procedures.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Pediatric Services of America, Inc.

We have audited the accompanying consolidated balance sheets of Pediatric Services of America, Inc. (the “Company”) as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Atlanta, Georgia
November 15, 2002

PEDIATRIC SERVICES OF AMERICA, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedules

Schedules numbered in accordance with Rule 5.04 of Regulation S-X

II Valuation and Qualifying Accounts	60

All schedules except Schedule II have been omitted because the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant, or the schedules are not applicable.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

PEDIATRIC SERVICES OF AMERICA, INC.

COL. A	COL. B	COL. C				COL. D		COL. E
	Balance at Beginning of Period	Additions
Descriptions		Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Year ended September 30, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$14,649,000	$6,382,000		$—		$13,403,000	(2)	$7,628,000
Valuation allowance for net deferred tax assets	$18,346,000	$—		$—		$11,060,000	(3)	$7,286,000

Year ended September 30, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$7,628,000	$2,866,000		$87,000	(4)	$5,061,000	(2)	$5,520,000
Valuation allowance for net deferred tax assets	$7,286,000	$—		$—		$2,083,000	(5)	$5,203,000

Year ended September 30, 2002:
Deducted from asset account:
Allowance for doubtful accounts	$5,520,000	$1,930,000		$67,000	(1)	$2,153,000	(2)	$5,364,000

Valuation allowance for net deferred tax assets	$5,203,000	$2,950,000	(6)	$—		$8,153,000	(7)	$—

(1)	Allowance for doubtful accounts for the Medlink acquisition.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Decrease in the valuation allowance was due to the reduction in net deferred tax assets and a partial valuation allowance recorded as of September 30, 2000.
(4)	Allowance for doubtful accounts from partnership.
(5)	Decrease in the valuation allowance was due to the reduction in net deferred tax assets and a partial valuation allowance recorded as of September 30, 2001.
(6)	Income tax benefit and provision to return differences.
(7)	Reversal of the valuation allowance due to analysis indicating it was more likely than not that the net deferred tax assets would be realized.

INDEX TO EXHIBITS

Exhibits

The following exhibits are filed with this report. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 310 Technology Parkway, Norcross, Georgia 30092-2929. There is a charge of $.50 per page to cover expenses for copying and mailing.

10.9(w)	Amended and Restated Employment Agreement, dated November 7, 2002 between the Company and Joseph D. Sansone.

10.9(x)	Amended and Restated Employment Agreement, dated November 7, 2002 between the Company and James M. McNeill.

10.9(y)	Pediatric Services of America, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan, effective January 1, 2002.

21	Subsidiaries of the Company.

23.1	Consent of Independent Auditors, Ernst & Young LLP.

24	Powers of Attorney.