Form 10-Q
period 2002-12-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2003-02-04
CIK 893430

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

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

Yes ☐        No ☒

As of January 24, 2003, the Registrant had 6,854,147 shares of Common Stock, $0.01 Par Value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I —FINANCIAL INFORMATION

ITEM 1.     Financial Statements

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	September 30, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,256	$10,990
Accounts receivable, less allowance for doubtful accounts of $4,752 and $5,364, respectively	34,383	32,412
Prepaid expenses	1,405	943
Workers' compensation loss fund	832	—
Income taxes receivable	—	441
Deferred income taxes	4,626	4,626
Inventory	4,796	3,312
Other current assets	137	266

Total current assets	55,435	52,990

Property and equipment:
Home care equipment held for rental	31,419	31,065
Furniture and fixtures	11,197	11,278
Vehicles	700	725
Leasehold improvements	1,901	1,888

	45,217	44,956
Accumlated depreciation and amortization	(36,350)	(35,779)

	8,867	9,177
Other assets:
Goodwill, less accumulated amortization of $9,613	32,893	32,893
Certificates of need, less accumulated amortization of $586 and $581, respectively	86	92
Deferred financing fees, less accumulated amortization of $721 and $699, respectively	470	492
Non-compete agreements, less accumulated amortization of $1,142 and $1,136, respectively	28	34
Deferred income taxes	4,214	4,214
Workers' compensation bond collateral	2,759	1,851
Other	293	325

	40,743	39,901

Total assets	$105,045	$102,068

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands)

	December 31, 2002	September 30, 2002
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,415	$5,224
Accrued compensation	4,321	4,907
Income taxes payable	78	—
Accrued insurance	7,035	6,358
Refunds payable	1,185	1,148
Accrued interest	526	1,135
Other accrued liabilities	2,297	1,953
Deferred revenue	692	734
Current maturities of long-term obligations to related parties	—	25
Current maturities of long-term obligations	146	169

Total current liabilities	23,695	21,653

Long-term obligations, net of current maturities	24,569	24,642

Stockholders' equity:
Preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 80,000 shares authorized 6,850 and 6,838 shares issued and outstanding at December 31, 2002 and September 30, 2002, respectively	69	68
Additional paid-in capital	49,120	49,084
Retained earnings	7,592	6,621

Total stockholders' equity	56,781	55,773

Total liabilities and stockholders' equity	$105,045	$102,068

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)
Net Revenue	$52,562	$49,140
Costs and expenses:
Operating salaries, wages and employee benefits	23,043	22,637
Other operating costs	21,273	17,257
Corporate, general and administrative	4,688	4,716
Provision for doubtful accounts	278	305
Depreciation and amortization	1,060	1,094

Total costs and expenses	50,342	46,009

Operating income	2,220	3,131
Early extinguishment of debt	—	387
Interest income	30	58
Interest expense	(650)	(719)

Income before income tax expense	1,600	2,857
Income tax expense	629	—

Net income	$971	$2,857

Net income per share data:
Basic	$0.14	$0.43

Diluted	$0.14	$0.40

Weighted average shares outstanding:
Basic	6,845	6,713

Diluted	7,080	7,101

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended December 31,
	2002	2001
Operating activities:	(Unaudited)	(Unaudited)
Net income	$971	$2,857
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,060	1,094
Provision for doubtful accounts	278	305
Amortization of deferred financing fees	22	38
Early extinguishment of debt	—	(387)
Deferred income taxes	—	1
Changes in operating assets and liabilities:
Accounts receivable	(2,301)	(861)
Prepaid expenses	(462)	(197)
Inventory	(1,484)	(2,119)
Other assets	127	72
Workers' compensation loss fund	(832)	—
Workers' compensation bond collateral	(908)	(1,825)
Accounts payable	2,191	869
Income taxes	519	72
Accrued liabilities	(179)	(1,711)

Net cash used by operating activities	(998)	(1,792)
Investing activities:
Purchases of property and equipment	(704)	(762)

Net cash used in investing activities	(704)	(762)
Financing activities:
Principal payments and extinguishment of long-term debt	(69)	(4,522)
Proceeds from exercise of stock options	37	3

Net cash used in financing activities	(32)	(4,519)

Decrease in cash and cash equivalents	(1,734)	(7,073)
Cash and cash equivalents at beginning of period	10,990	15,259

Cash and cash equivalents at end of period	$9,256	$8,186

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,272	$1,642

Cash paid for taxes	$121	$52

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2003. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2002 included in the Company’s Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company’s 2002 Annual Report.

2.	Summary of Significant Accounting Policies

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

Accounts Receivable

Accounts receivable include approximately $5.7 million and $7.2 million for which services have been rendered but the amounts were unbilled as of December 31, 2002 and September 30, 2002, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Summary of Significant Accounting Policies—continued

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.47 million and $0.43 million for the three months ended December 31, 2002 and 2001, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below:

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

The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current health care environment. The risk is somewhat limited due to the large number of payors including governmental payors, insurance companies, and individuals and the diversity of geographic locations in which the Company operates. However, the Company has substantial geographic density in the eastern United States which it believes exposes the Company to state initiated reimbursement changes.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

Workers’ Compensation Loss Fund

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Summary of Significant Accounting Policies—continued

Workers’ Compensation Bond Collateral

The Company has secured surety bonds of $4.0 million to satisfy its prior workers’ compensation carrier’s policy requirements. On November 4, 2002, the Company posted $0.9 million cash to its workers’ compensation third party escrow account to satisfy the expiring $1.0 million letter of credit. As a result, the surety bonds are collateralized by $2.8 million cash posted to a third party escrow account.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In the three months ended December 31, 2002, the Company had a current income tax expense of $0.6 million. In the three months ended December 31, 2001, the Company had a current income tax expense of $0.7 million which was offset by the reduction of the valuation allowance related to the net deferred tax asset resulting in zero income tax expense.

Impact of Recently Issued Accounting Standards

Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Impairment of Disposal of Long-Lived Assets.” SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The adoption of this new Statement did not have a significant effect on the financial position or results of operations of the Company.

Effective October 1, 2002, the Company adopted SFAS No. 145, “Rescission of SFAS No. 4 (Reporting Gains and Losses From Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers) and No. 64 (Extinguishment of Debt Made to Satisfy Sinking Fund Requirements), Amendment of SFAS No. 13 (Accounting for Leases), and Technical Corrections.” SFAS No. 145 addresses gain or loss on the extinguishments of debt and sale-leaseback accounting for certain lease modifications. The adoption of this Statement did not have a significant effect on the financial position or results of operations of the Company; however, it did result in the reclassification of the gain on the extinguishment of debt of approximately $0.4 million from extraordinary item in the three months ended December 31, 2001.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows as a result of adopting this accounting standard.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition Disclosure, An Amendment of FASB Statement No. 123” (“SFAS No. 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but will adopt the disclosure requirements of SFAS No. 148 beginning with its second quarter ending March 31, 2003.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Summary of Significant Accounting Policies—continued

3.	Long-Term Borrowing Arrangements

During the three months ended December 31, 2001, the Company completed a transaction to repurchase a total of approximately $5.0 million of the 10% Senior Subordinated Notes due 2008 (the “Notes”) for approximately $4.5 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.4 million is reflected in the condensed consolidated statements of operations for the three months ended December 31, 2001, respectively.

4.	Basic and Diluted Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). The dilutive effect of the weighted average options included in the diluted earnings per share is 234,527 and 387,582 for the three months ended December 31, 2002 and 2001, respectively.

5.	Commitments and Contingencies

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of December 31, 2002, this insurance coverage is provided under a “claims-made” policy which, subject to the terms and conditions of the policy, provides coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured.

As a result of a field audit by a Medicare intermediary, the Company was notified of an asserted claim for recoupment of approximately $1.7 million of accounts receivable. The intermediary claimed that incomplete clinical documentation was contained in the patient’s medical record to substantiate the payments for the services provided. The Company has investigated the assertion and has determined that the alleged insufficiency relates to information that is required to be maintained in the patient’s medical record. Currently, the Company is in the early stages of retrieving additional support documentation that further validates the medical necessity as defined by the intermediary.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Commitments and Contingencies—continued

The Company believes that a repayment of some amount is probable. At this point in time, the Company’s estimate of the liability is based upon the status of its review to date and the settlement of similar claims made against other home health care providers. Based upon this estimate, the Company accrued a $0.36 million liability in the condensed consolidated financial statements for the period ended December 31, 2002. The ultimate resolution of this asserted claim may be different than the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

During January 2003, the Company was notified by the Medicare intermediary that it has begun recoupment of the $1.7 million against weekly disbursements made to the Company. While it is customary for the intermediary to initiate recoupments prior to the administrative hearing, during recent discussions the intermediary has indicated a willingness to reverse the recoupments and establish a twelve month repayment plan pending resolution of the claim.

The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such current pending legal proceedings at this time should not have a material adverse effect on the Company’s consolidated financial or liquidity position.

The Company has entered into employment agreements with certain employees of the Company which provide, amongst other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control of the Company or a failure of the Company to comply with any material terms of the agreements.

6.	Subsequent Events

On January 14, 2003, the Company repurchased $1.0 million of its Notes. The Notes were purchased in a private transaction for $0.95 million cash, plus accrued interest. The Company anticipates that this transaction will result in a pre-tax gain of approximately $0.03 million, net of the write-off of the related deferred financing fees, in the quarter ending March 31, 2003.

On January 10, 2003 the Company acquired the Pennsylvania assets of Health Med One, Inc., a Pennsylvania corporation doing business as Advanced Health Care for a purchase price of $3.75 million. The Company paid $3.25 million in cash and agreed to pay an additional $0.5 million to be held in an escrow account subject to certain patient census levels being maintained through March 31, 2003. The acquisition includes Advanced Health Care’s pediatric private duty nursing facilities in York, Harrisburg, Allentown and Philadelphia, Pennsylvania. Pro-forma revenues from these locations are estimated to be in excess of $7.0 million annually.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the “Company”). When used in this Form 10-Q, the words “may,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. The Company cautions that various factors, including the factors described hereunder and those discussed in the Company’s other filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company’s ability to collect for equipment sold or rented, assimilate and manage previously acquired field operations, collect accounts receivable, including receivables related to acquired businesses and receivables under appeal, hire and retain qualified personnel and comply with and respond to billing requirements issues, including those related to the Company’s billing and collection system, nurse shortages, competitive bidding, HIPAA regulations, Average Wholesale Price (“AWP”) reductions, adverse litigation, workers’ compensation losses, availability and cost of medical malpractice insurance and reduced state funding levels and nursing hours authorized by Medicaid programs, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included in this quarterly report.

Recent Developments

During the first quarter of fiscal year 2003, the Company became aware of a number of potential changes to state Medicaid programs in many of the states in which it operates. While the respective state legislative sessions are not yet complete, it is quite possible that select reimbursement reductions on services and products provided by the Company may be enacted. The Company intends to vigorously oppose such proposed reductions by stressing to legislators the cost savings home care services provide, however there can be no assurance that such opposition will be successful.

As a result of a field audit by a Medicare intermediary, the Company was notified of an asserted claim for recoupment of approximately $1.7 million of accounts receivable. The intermediary claimed that incomplete clinical documentation was contained in the patient’s medical record to substantiate the payments for the services provided. The Company has investigated the assertion and has determined that the alleged insufficiency relates to information that is required to be maintained in the patient’s medical record. Currently, the Company is in the early stages of retrieving additional support documentation that further validates the medical necessity as defined by the intermediary.

The Company believes that a repayment of some amount is probable. At this point in time the Company’s estimate of the liability is based upon the status of its review to date and the settlement of similar claims made against other home health care providers. Based upon this estimate, the Company accrued a $0.36 million liability in the condensed consolidated financial statements for the period ended December 31, 2002. The ultimate resolution of this asserted claim may be different than the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

During January 2003, the Company was notified by a Medicare intermediary that it had begun recoupment of the $1.7 million against weekly disbursements made to the Company. While it is customary for the intermediary to initiate recoupments prior to the administrative hearing, during recent discussions the intermediary has indicated a willingness to reverse the recoupments and establish a twelve month repayment plan pending resolution of the claim.

On January 10, 2003, the Company acquired the Pennsylvania assets of Health Med One, Inc., a Pennsylvania corporation doing business as Advanced Health Care for a purchase price of $3.75 million. The Company paid $3.25 million in cash and agreed to pay into escrow an additional $0.5 million subject to certain patient census levels being maintained through March 31, 2003. The acquisition includes Advanced Health Care’s pediatric private duty nursing facilities in York, Harrisburg, Allentown and Philadelphia, Pennsylvania. Pro-forma revenues from these locations are estimated to be in excess of $7.0 million annually.

On January 14, 2003, the Company repurchased $1.0 million of its Notes. The Notes were purchased in a private transaction for $0.95 million cash, plus accrued interest. The Company anticipates that this transaction will result in a pre-tax gain of approximately $0.03 million, net of the write-off of the related deferred financing fees, in the quarter ending March 31, 2003. The aggregate principal amount of the Notes outstanding as of the date of this filing is $23.4 million.

On October 1, 2002, the Company completed its annual renewal of its risk management program and implemented several changes. Due to the exiting of St. Paul Fire and Marine Insurance Company from the medical malpractice insurance marketplace, the Company has entered into a new insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Material changes included an increase in per claim deductible limits from $250,000 to $1,000,000. The annual aggregate also changed from $750,000 to no annual aggregate. The policy amount remains at $10,000,000 with a slight increase in annual premiums. However, the Company chose to decline renewal of a $10,000,000 umbrella policy due to significant price increases.

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

During the first quarter of fiscal 2003, the Company received notice that its current workers’ compensation carrier received a downgrading from AM Best Company to a sub-investment grade level. The Company’s insurance broker has advised the Company of the sale of this carrier to an investment grade competitor. The Company is currently being advised that this sale will cause minimal disruption to claim handling processes and collateral requirements. Based upon this advice, the Company is not anticipating making any changes to its workers’ compensation program at this time.

The Company continues to experience downward pressure on its operating margins. The most notable factors include: (1) nurse shortages, (2) increased insurance costs, (3) selected reductions in pharmacy reimbursements and increased product acquisition costs, (4) negative risk loss experience, (5) select state Medicaid program funding reductions and a decrease in Medicaid nursing hours authorized and (6) increased revenue from existing start-up locations offset by increased costs from those locations which opened in the first quarter of fiscal 2003. The Company has implemented a number of programs to try to improve operating margins which include: full implementation of the nurse scheduling system and engagement of consultants and commencement of negotiations with a number of the Company’s largest state Medicaid programs to identify additional opportunities for the Company’s private duty nursing and PPEC services which could provide the states with lower cost alternatives to existing care plans.

During the 13 weeks ending December 26, 2002, the Company experienced a slight increase in total hours ordered and case hours staffed. The un-staffed hours decreased to approximately 10% of total hours ordered as compared to the prior rolling 13 week period ending September 26, 2002 which was 11%. The Company continues to aggressively compete for nurses to staff hours ordered. To date, management has seen inconsistent results in a number of markets and will continue to evaluate wage and benefit levels in each local market and respond accordingly. Management anticipates that with the full implementation of the nurse scheduling system improvements in both un-staffed hours and gross margin levels should occur over time; however, there can be no assurance that this will occur.

The following table represents the approximate total hours for the time periods indicated:

	Total hours ordered	Total hours declined	Total case hours staffed	Total case hours un-staffed
Rolling 13 weeks ended September 26, 2002	921,971	85,917	732,324	103,730
Rolling 13 weeks ended December 26, 2002	926,077	86,605	742,592	96,880

The Company continues to pursue a managed care marketing strategy which focuses on select key markets with unfulfilled market share potential. The Company’s regional managed care sales personnel work directly with branch office directors to increase local market share. Initiatives include: (1) identification of the dominant local market managed care companies and their provider networks, (2) coordinated marketing and contracting efforts, (3) relationship development and expansion with key referral sources, (4) appropriate patient intakes, (5) development of clinical outcome reporting to satisfy contractual obligations and demonstrate the payor cost savings, and (6) effective coordination with local market Medicaid program strategies.

The Company is aware of ongoing changes in the infusion drug delivery alternatives available to various payors. If some of these alternatives are selected by various payors, there could be significant reductions to the Company’s future pharmacy revenues. In addition, the Company remains exposed to significant revenue fluctuations as a result of change in service or usage levels by a limited number of hemophilia factor patients. The Company is expanding its capability to distribute injectable medication nationally and continues to assess opportunities for these injectables in selected payor patient bases. The Company’s marketing strategy is to capitalize on core product opportunities within these patient bases, as well as to expand product offerings. Start up operations are underway for injectables distribution and a diabetic supply program.

The Company’s management will continue to assess its various growth opportunities, ranging from evaluation of acquisition alternatives in key markets, geographical expansion through the use of start-up branch offices, marketing initiatives’ impact on existing branch office growth and technology improvements in order to ration capital available from operations.

Critical Accounting Policies

Net Revenue

Due to the nature of the health care industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their realizable values. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of December 31, 2002, the Company had no material claims, disputes or unsettled matters with third-party payors, nor were there any material pending settlements with third-party payors except as disclosed under the “Recent Developments” section of Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

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

Goodwill and Other Acquired Intangible Assets

The Statement of Financial Accounting Standards (“SFAS”) No. 142 eliminates goodwill amortization from the consolidated statements of operations and requires an evaluation of goodwill for impairment on an annual basis, and more frequently if circumstances indicate a possible impairment. For these evaluations, the Company is using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. The Company completed the impairment test and, at September 30, 2002, there was no resulting impairment. Subsequent impairments, if any, would be classified as as operating expense.

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

Results of Operations

The following table is derived from the Company's unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

	Percentage of Net Revenue		Period-to-Period Percentage Increase (Decrease)
	Three Months ended December 31,		Three Months ended December 31,
	2002	2001	2002
Net revenue	100.0%	100.0%	7
Operating salaries, wages and employee benefits	43.9	46.1	2
Other operating costs	40.5	35.1	23
Corporate, general and administrative	8.9	9.6	(1)
Provision for doubtful accounts	0.5	0.6	(9)
Depreciation and amortization	2.0	2.2	(3)

Operating income	4.2	6.4	(29)
Early extinguishment of debt	—	0.8	(100)
Interest income	0.1	0.1	(48)
Interest expense	(1.2)	(1.5)	(10)

Income before income tax expense	3.1%	5.8%	(44)

The Company provides a broad range of health care services and products principally for children and, to a lesser extent, young adults and geriatric patients. The following table summarizes both services and products based upon estimated percentages of net revenue to total net revenue of each major category from continuing operations offered by the Company for the periods indicated. The prior period includes reclassifications. (in thousands):

	Three Months Ended December 31,
	2002	2001
Pediatric Home Health Care
Nursing	$21,063	$21,017
Respiratory Therapy Equipment and Home Medical Equipment	4,725	4,436
PPEC	1,541	1,452
Pharmacy and Other	13,152	11,277

Total Pediatric Home Health Care	40,481	38,182

Adult Home Health Care:
Nursing	2,734	2,925
Respiratory Therapy Equipment and Home Medical Equipment	5,559	4,880
PPEC	—	—
Pharmacy and Other	3,788	3,153

Total Adult Home Health Care	12,081	10,958

Total Net Revenue	$52,562	$49,140

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Net revenue increased $3.4 million, or 7%, to $52.6 million in the three months ended December 31, 2002 from $49.1 million in the three months ended December 31, 2001. Pediatric home health care net revenue increased by $2.3 million for the three months ended December 31, 2002, due to a number of factors, including, increased pharmacy deliveries to new and existing hemophilia factor patients, seasonal Synergis and other core products and increased provision of core respiratory products and services as compared to the three months ended December 31, 2001. Adult health care net revenue increased $1.1 million for the three months ended December 31, 2002, primarily as a result of an increase in the provision of core products and services to respiratory therapy patients and increased pharmacy deliveries. In the three months ended December 31, 2002, the Company derived approximately 51% of its net revenue from commercial insurers and other private payors, 42% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits increased $0.4 million, or 2%, to $23.0 million in the three months ended December 31, 2002 from $22.6 million in the three months ended December 31, 2001. The Company experienced increases in its labor costs for both nursing and branch office staff for new start up locations in the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended December 31, 2002 decreased to 44% from 46% for the three months ended December 31, 2001.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs increased $4.0 million, or 23%, to $21.3 million in the three months ended December 31, 2002 from $17.3 million in the three months ended December 31, 2001. The increase in other operating costs relates primarily to increased pharmacy deliveries, business insurance costs, facility costs for new startup locations and medical supply usage. As a percentage of net revenue, other operating costs for the three months ended December 31, 2002 increased to 41% from 35% for the three months ended December 31, 2001.

Corporate, general and administrative costs remained relatively unchanged at $4.7 million in the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. As a percentage of net revenue, corporate, general and administrative costs for the three months ended December 31, 2002, decreased to 9% from 10% for the three months ended December 31, 2001.

Provision for doubtful accounts remained relatively unchanged at $0.3 million in the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. Cash collections as a percentage of net revenue were 97% and 99% for the three months ended December 31, 2002 and 2001, respectively. Management remains satisfied with cash collections and the accounts receivable aging.

Depreciation and amortization remained relatively unchanged at $1.1 million in the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. As a percentage of net revenue, depreciation and amortization remained relatively constant at 2%.

Interest expense remained relatively unchanged at $0.7 million in the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. The Company’s average debt outstanding decreased $3.5 million as the Company completed several transactions to repurchase a portion of the Notes.

Interest income decreased $0.03 million, to $0.03 million in the three months ended December 31, 2002 from $0.06 in the three months ended December 31, 2001. The Company invested its excess cash balances in highly liquid investments.

Liquidity and Capital Resources

During January 2003, the Company was notified by a Medicare intermediary that it had begun recoupment of the $1.7 million against weekly disbursements made to the Company. While it is customary for the intermediary to initiate recoupments prior to the administrative hearing, during recent discussions the intermediary has indicated a willingness to reverse the recoupments and establish a twelve month repayment plan pending resolution of the claim (See “Recent Developments” above).

On January 14, 2003, the Company completed a transaction to repurchase a total of $1.0 million of the Notes for $0.95 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.03 million will be reflected in the condensed consolidated statement of operations in the quarter ending March 31, 2003.

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

On January 10, 2003, the Company acquired the Pennsylvania assets of Health Med One, Inc., a Pennsylvania corporation doing business as Advanced Health Care for a purchase price of $3.75 million. The Company paid $3.25 million in cash and agreed to pay an additional $0.5 million to be held in an escrow account subject to certain patient census levels being maintained through March 31, 2003. The acquisition includes Advanced Health Care’s pediatric private duty nursing facilities in York, Harrisburg, Allentown and Philadelphia, Pennsylvania. Pro-forma revenues from these locations are estimated to be in excess of $7.0 million annually.

Cash collections as a percentage of net revenue for the three months ended December 31, 2002 and 2001 were 97% and 99%, respectively. While management anticipates the Company will continue to achieve its cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

For the three months ended December 31, 2002, the Company purchased medical equipment with technology upgrades to service existing patients, and made routine purchases of computer equipment to maintain and upgrade its technology infrastructure. The Company anticipates future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. The Company anticipates funding these capital expenditures with cash flow from operations.

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

During the first quarter of fiscal 2003, the Company received notice that its current workers’ compensation carrier received a downgrading from AM Best Company to a sub-investment grade level. The Company’s insurance broker has advised the Company of the sale of this carrier to an investment grade competitor. The Company is currently being advised that this sale will cause minimal disruption to claim handling processes and collateral requirements. Based upon this advice, the Company is not anticipating making any changes to its workers’ compensation program at this time.

The Company has secured surety bonds of $4.0 million to satisfy its prior workers’ compensation carrier’s policy requirements. On November 4, 2002, the Company posted $0.9 million cash to its workers’ compensation third party escrow account to satisfy the expiring $1.0 million letter of credit. As a result, the surety bonds are collateralized by $2.8 million cash posted to a third party escrow account.

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of December 31, 2002, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate.

The Company has completed its annual renewal of its risk management program and implemented several changes. Due to the exiting of St. Paul Fire and Marine Insurance Company from the medical malpractice insurance marketplace, the Company has entered into a new insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Important changes included an increase in per claim deductible limits from $250,000 to $1,000,000. The annual aggregate also changed from $750,000 to no annual aggregate. The policy amount remains at $10,000,000 with a slight increase in annual premiums. However, the Company chose to decline renewal of a $10,000,000 umbrella policy due to significant pricing increases. Under the new medical malpractice policy, if the Company’s experience worsens it could have a material adverse effect on the Company’s financial results and liquidity position.

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

The Company operates in the health care industry which is subject to many evolving risks and challenges. These include but are not limited to nurse shortages, competitive bidding, HIPAA regulations, potential average wholesale price (“AWP”) reductions, adverse litigation, workers’ compensation losses, the availability and cost of medical malpractice insurance and reduced state funding levels and nursing hours authorized by Medicaid programs. Any changes arising out of or related to these risks and challenges could potentially have a material adverse effect on the Company’s operating results.

For the quarter ended December 31, 2002, the Company had a current income tax expense of $0.6 million.

The following table represents a schedule of the Company’s contractual obligations and commitments as of December 31, 2002:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Long-term debt
Subordinated Notes	$24,350	$—	$—	$—	$24,350

Other notes payable	365	146	219	—	—

Operating leases	14,862	4,042	6,158	3,142	1,520

	$39,577	$4,188	$6,377	$3,142	$25,870

Management currently believes that its liquidity position will be adequate to satisfy the Company’s working capital requirements, professional and commercial liability insurance loss funding, selected potential acquisitions, funding of start up locations, workers’ compensation collateral requirements, and income tax payments. The Company’s current source of liquidity is cash on hand and cash flow from operations and as a result, the Company is exposed to fluctuations in cash collection results. However, the Company has evaluated several senior debt financing proposals and believes that it could secure such financing if needed.

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

Contingent Liabilities and Commitments

The Company’s former workers’ compensation carrier requires the estimated loss reserve to be secured by surety bonds. As of December 31, 2002, the Company had posted $2.8 million cash as collateral for $4.0 million surety bonds. The carrier has the right to require the Company to post cash up to the loss reserve liability. In addition, all loss fund payments are made monthly from cash flow from operations.

The Company’s new workers’ compensation insurance carrier requires the twelve month estimated loss reserve to be funded entirely with cash over the first ten months of fiscal 2003. This cash requirement is estimated to be $2.1 million, which is reduced by the monthly loss fund payments. The new insurance carrier has the right to increase this cash requirement at the end of the first twelve months if the claim experience is greater than anticipated.

As a result of a field audit by a Medicare intermediary, the Company was notified of an asserted claim for recoupment of approximately $1.7 million of accounts receivable. The intermediary claimed that incomplete clinical documentation was contained in the patient’s medical record to substantiate the payments for the services provided. The Company has investigated the assertion and has determined that the alleged insufficiency relates to information that is required to be maintained in the patient’s medical record. Currently, the Company is in the early stages of retrieving additional support documentation that further validates the medical necessity as defined by the intermediary.

The Company believes that a repayment of some amount is probable. At this point in time the Company’s estimate of the liability is based upon the status of its review to date and the settlement of similar claims made against other home health care providers. Based upon this estimate, the Company accrued a $0.36 million liability in the condensed consolidated financial statements for the period ended December 31, 2002. The ultimate resolution of this asserted claim may be different than the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

During January 2003, the Company was notified by the Medicare intermediary that it had begun recoupment of the $1.7 million against weekly disbursements made to the Company. While it is customary for the intermediary to initiate recoupments prior to the administrative hearing, during recent discussions the intermediary has indicated a willingness to reverse the recoupments and establish a twelve month repayment plan pending resolution of the claim.

The Company has entered into employment agreements with certain employees of the Company which provide, amongst other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control of the Company or a failure of the Company to comply with any material terms of the agreements.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company faces a number of market risk exposures including risks related to cash and cash equivalents, accounts receivable and interest rates. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current environment in the health care industry. The risk is somewhat limited due to the large number of payors including governmental payors, insurance companies, individuals and the diversity of geographic locations in which the Company operates. However, the Company has substantial geographic density in the eastern United States which it believes exposes the Company to State initiated reimbursement changes.

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

Based on a hypothetical immediate 150 basis point increase in interest rates at December 31, 2002 and 2001, the market value of the Company’s Notes would be reduced by approximately $1.3 million and $1.8 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s Notes outstanding at December 31, 2002 and 2001 of approximately $1.4 million and $2.0 million, respectively.

ITEM 4.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company. The Company’s disclosure controls and procedures include the Company’s “internal controls,” as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission’s Release No. 34-46427 (August 29, 2002). The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)    Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation. As a result, there were no corrective actions to be taken.

PART II—OTHER INFORMATION

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

(b)    Reports on Form 8-K

On December 5, 2002, the Company filed a Current Report on Form 8-K announcing changes to the Company’s Board of Directors. The Company also announced changes to its corporate governance policies and procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC.
(Registrant)
Date: February 4, 2003	By:	/s/ James M. McNeill

James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph D. Sansone, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Pediatric Services of America, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under with such statements are made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or person performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph D. Sansone

Joseph D. Sansone
President and Chief Executive Officer
February 4, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James M. McNeill, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Pediatric Services of America, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under with such statements are made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or person performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James M. McNeill

James M. McNeill
Senior Vice President and
Chief Financial Officer
February 4, 2003