Form 10-Q
period 2003-03-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2003-05-12
CIK 893430

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-23946

PEDIATRIC SERVICES OF AMERICA, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1873345 (I.R.S. Employer Identification No.)

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

Yes ☐        No ☒

As of May 8, 2003, the Registrant had 6,862,237 shares of Common Stock, $0.01 Par Value, outstanding.

FORM 10-Q
PEDIATRIC SERVICES OF AMERICA, INC.

SIGNATURES	27

CERTIFICATIONS	28

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PEDIATRIC SERVICES OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2003	September 30, 2002

	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$5,692	$10,990
Accounts receivable, less allowance for doubtful accounts of $4,763 and $5,364, respectively	36,667	32,412
Prepaid expenses	1,529	943
Workers’ compensation loss fund	1,242	—
Income taxes receivable	—	441
Deferred income taxes	4,626	4,626
Inventory	3,972	3,312
Other current assets	530	266

Total current assets	54,258	52,990
Property and equipment:
Home care equipment held for rental	31,517	31,065
Furniture and fixtures	11,289	11,278
Vehicles	700	725
Leasehold improvements	1,914	1,888

	45,420	44,956
Accumlated depreciation and amortization	(36,838)	(35,779)

	8,582	9,177
Other assets:
Goodwill, less accumulated amortization of $9,613	36,539	32,893
Certificates of need, less accumulated amortization of $592 and $581, respectively	81	92
Deferred financing fees, less accumulated amortization of $725 and $699, respectively	429	492
Non-compete agreements, less accumulated amortization of $1,149 and $1,136, respectively	131	34
Deferred income taxes	4,214	4,214
Workers’ compensation bond collateral	2,766	1,851
Other	264	325

	44,424	39,901

Total assets	$107,264	$102,068

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)
(In thousands)

	March 31, 2003	September 30, 2002

	(Unaudited)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,639	$5,224
Accrued compensation	5,071	4,907
Income taxes payable	845	—
Accrued insurance	7,513	6,358
Refunds payable	1,168	1,148
Accrued interest	1,094	1,135
Other accrued liabilities	2,558	1,953
Deferred revenue	724	734
Current maturities of long-term obligations to related parties	—	25
Current maturities of long-term obligations	153	169

Total current liabilities	25,765	21,653
Long-term obligations, net of current maturities	23,545	24,642
Stockholders’ equity:
Preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 80,000 shares authorized 6,862 and 6,838 shares issued and outstanding at March 31, 2003 and September 30, 2002, respectively	69	68
Additional paid-in capital	49,166	49,084
Retained earnings	8,719	6,621

Total stockholders’ equity	57,954	55,773

Total liabilities and stockholders’ equity	$107,264	$102,068

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Revenue	$53,637	$48,065	$106,199	$97,205
Costs and expenses:
Operating salaries, wages and employee benefits	23,545	22,475	46,663	45,112
Other operating costs	21,890	17,982	43,089	35,239
Corporate, general and administrative	4,687	4,424	9,375	9,140
Provision for doubtful accounts	132	360	411	665
Depreciation and amortization	1,013	994	2,073	2,088

Total costs and expenses	51,267	46,235	101,611	92,244

Operating income	2,370	1,830	4,588	4,961
Other income	43	—	43	—
Early extinguishment of debt	31	—	31	387
Interest income	35	23	66	81
Interest expense	(620)	(714)	(1,270)	(1,433)

Income before income tax expense	1,859	1,139	3,458	3,996
Income tax expense	731	—	1,360	—

Net income	$1,128	$1,139	$2,098	$3,996

Net income per share data:
Basic	$0.16	$0.17	$0.31	$0.59

Diluted	$0.16	$0.16	$0.30	$0.56

Weighted average shares outstanding:
Basic	6,858	6,778	6,852	6,746

Diluted	7,063	7,249	7,071	7,191

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended March 31,

	2003	2002

	(Unaudited)	(Unaudited)
Operating activities:
Net income	$2,098	$3,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,073	2,088
Provision for doubtful accounts	411	665
Amortization of deferred financing fees	44	63
Early extinguishment of debt	(31)	(387)
Deferred income taxes	—	127
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(4,717)	(2,154)
Prepaid expenses	(586)	(210)
Inventory	(660)	646
Other assets	(272)	(116)
Workers’ compensation loss fund	(1,242)	—
Workers’ compensation bond collateral	(915)	(1,825)
Accounts payable	1,415	(1,550)
Income taxes	1,286	(260)
Accrued liabilities	1,882	876

Net cash provided by operating activities	786	1,959
Investing activities:
Purchases of property and equipment	(1,329)	(2,133)
Acquisition of business	(3,781)	—

Net cash used in investing activities	(5,110)	(2,133)
Financing activities:
Principal payments and extinguishment of long-term debt	(1,057)	(4,525)
Proceeds from exercise of stock options	83	362

Net cash used in financing activities	(974)	(4,163)

Decrease in cash and cash equivalents	(5,298)	(4,337)
Cash and cash equivalents at beginning of period	10,990	15,259

Cash and cash equivalents at end of period	$5,692	$10,922

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,351	$1,682

Cash paid for taxes	$173	$196

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2003. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2002 included in the Company’s Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company’s 2002 Annual Report.

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

Accounts Receivable

Accounts receivable include approximately $7.9 million and $7.2 million for which services have been rendered but the amounts were unbilled as of March 31, 2003 and September 30, 2002, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)

Summary of Significant Accounting Policies - continued

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.047 million and $0.042 million for the three months ended March 31, 2003 and 2002, respectively and approximately $0.094 million and $0.085 million for the six months ended March 31, 2003 and 2002, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below:

For The Year Ending September 30,

2003	$200,000
2004	$140,000
2005	$140,000
2006	$122,000
2007	$80,000

Concentration of Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution.

The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current health care environment. The risk is somewhat limited due to the large number of payors including governmental payors, insurance companies, and individuals and the diversity of geographic locations in which the Company operates. However, the Company has substantial geographic density in the eastern United States, which it believes exposes the Company to payor initiated reimbursement changes.

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

Summary of Significant Accounting Policies - continued

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In the three and six months ended March 31, 2003, the Company had a current income tax expense of $0.7 million and $1.4 million, respectively. In the three and six months ended March 31, 2002, the Company had a current income tax benefit of $0.1 million and a current income tax expense of $0.5 million, respectively, which was offset by the reduction of the valuation allowance related to the net deferred tax asset resulting in zero income tax expense.

Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the periods ending March 31, 2003 and 2002, respectively: risk-free interest rates of 2.35% and 1.95%, a dividend yield of 0.0%; volatility factors of the expected market price of the Company’s Common Stock of 126% and 138% and a weighted-average expected life of the option of four years.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for net income per share information):

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net income
As reported	$1,128	$ 1,139	$2,098	$3,996
Fair value based method compensation expense, net of related tax effect	(163)	(156)	(321)	(320)

Proforma net income	$965	$983	$1,777	$3,676

Basic income per share
As reported	$0.16	$0.17	$0.31	$0.59

Proforma	$0.14	$0.15	$0.26	$0.54

Diluted income per share
As reported	$0.16	$0.16	$0.30	$0.56

Proforma	$0.14	$0.14	$0.25	$0.51

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)

Summary of Significant Accounting Policies – continued

Impact of Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation - Transition Disclosure, An Amendment of FASB Statement No. 123” (“SFAS 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS 148 beginning with this quarter ending March 31, 2003.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this new Statement did not have a significant effect on the consolidated financial position, results of operations, or cash flows of the Company.

3.

Long-Term Borrowing Arrangements

During the three months ended March 31, 2003, the Company repurchased $1.0 million of its 10% Senior Subordinated Notes due 2008 (the “Notes”). The Notes were purchased in a private transaction for $0.95 million cash, plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.03 million is reflected in the condensed consolidated statements of operations for the three and six months ended March 31, 2003. The aggregate principal amount of the Notes outstanding as of the date of this filing is $23.4 million.

During the six months ended March 31, 2002, the Company completed a transaction to repurchase a total of $5.0 million of the Notes for $4.5 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.4 million is reflected in the condensed consolidated statements of operations for the six months ended March 31, 2002.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)

4.

Basic and Diluted Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). The dilutive effect of the weighted average options included in the diluted earnings per share is 204,867 and 470,987 for the three months ended March 31, 2003 and 2002, respectively and 219,696 and 445,006 for the six months ended March 31, 2003 and 2002, respectively.

5.

Commitments and Contingencies

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of March 31, 2003, this insurance coverage is provided under a “claims-made” policy which, subject to the terms and conditions of the policy, provides coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured.

As a result of a field audit by a Medicare carrier, the Company was notified of an asserted claim for recoupment of approximately $1.7 million of accounts receivable. The carrier claimed that incomplete clinical documentation was contained in the patient’s medical record to substantiate the payments for the services provided. The Company has investigated the assertion and has determined that the alleged insufficiency relates to information that is required to be maintained in the patient’s medical record.

The Company believes that a repayment of some amount is probable. At this point in time the Company’s estimate of the liability is based upon the status of its review to date, and the settlement of similar claims made against other home health care providers. Based upon this estimate, the Company accrued a $0.36 million liability in the condensed consolidated financial statements for the six months ended March 31, 2003.

During January 2003, the Medicare carrier notified the Company that it had begun recoupment of the $1.7 million under audit against weekly disbursements made to the Company. As of April 28, 2003, the Company was notified by a representative of the Medicare carrier that upon further review a significant number of the patients contained in the original audit sample were deemed to have sufficient medical documentation and would be excluded from their reported findings and a revised amount of recoupment would be forthcoming. To date a formal notification of the revised amount has not yet been received. Among the issues under examination was the Company’s compliance with a local medical review policy (“LMRP”) requiring that a specific type of documentation be included in the patient’s medical record. As of April 1, 2003, the Medicare carrier rescinded the LMRP. While this action does not directly affect the audit sample, which pre-dates the rescission of the LMRP, the Company believes that arguments it intends to cite on appeal regarding the validity of the LMRP may be bolstered by this rescission, however, the ultimate resolution of this issue cannot be predicted at this time. The Company continues to believe that its documentation for substantially all the remaining patients in the audit sample is sufficient and will ultimately be determined as such, upon appeal. Consequently, the Company believes that its accrued liability of $0.36 million recorded in the six months ended March 31, 2003 will be adequate to resolve this claim. The ultimate resolution of this asserted claim may be different from the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)

Commitments and Contingencies – continued

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

6.

Acquisition of a Business

On January 10, 2003 the Company acquired the Pennsylvania assets of Health Med One, Inc., a Pennsylvania corporation doing business as Advanced Health Care, for a purchase price of $3.75 million in cash. The acquisition included Advanced Health Care’s pediatric private duty nursing facilities in York, Harrisburg, Allentown and Philadelphia, Pennsylvania. Pro-forma revenues from these locations are estimated to be in excess of $7.0 million annually.

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

Recent Developments

Home Healthcare Industry Events & Updates

During the second quarter of fiscal 2003 a number of state legislatures were in session dealing with record budget deficits and contemplating cuts to Medicaid funding, some of which, if enacted, would reduce reimbursement levels for services provided by the Company. As is typically the case, many of the original proposals highlighted in the media were substantially modified either in committee or in the general sessions of the various legislatures. As of the date of this filing, the Company is not aware of any enacted state changes that would have a material adverse effect on the Company’s consolidated financial or liquidity position; however, many states are still considering rate or volume reductions which, if enacted could have a significant impact on the Company’s consolidated financial or liquidity position. In an effort to impact these legislative issues, the Company engaged consultants in selective markets to directly present the Company’s cost saving strategies and related rate requests to the Medicaid programs. In addition, the Company’s local market staff routinely advocates to the appropriate community and regulatory authorities on behalf of the Company and its patients.

In addition, a few states are experiencing internal problems with the administration of their Medicaid programs, which are temporarily disrupting payments of claims for services rendered by the Company.

Company Events & Updates

As a result of a field audit by a Medicare carrier, the Company was notified of an asserted claim for recoupment of approximately $1.7 million of accounts receivable. The carrier claimed that incomplete clinical documentation was contained in the patient’s medical record to substantiate the payments for the services provided.

The Company has investigated the assertion and has determined that the alleged insufficiency relates to information that is required to be maintained in the patient’s medical record.

The Company believes that a repayment of some amount is probable. At this point in time the Company’s estimate of the liability is based upon the status of its review to date, and the settlement of similar claims made against other home health care providers. Based upon this estimate, the Company accrued a $0.36 million liability in the condensed consolidated financial statements for the six months ended March 31, 2003.

During January 2003, a Medicare carrier notified the Company that it had begun recoupment of the $1.7 million under audit against weekly disbursements made to the Company. As of April 28, 2003, the Company was notified by a representative of the Medicare carrier that upon further review a significant number of the patients contained in the original audit sample were deemed to have sufficient medical documentation and would be excluded from their reported findings and a revised amount of recoupment would be forthcoming. To date a formal notification of the revised amount has not yet been received. Among the issues under examination was the Company’s compliance with a local medical review policy (“LMRP”) requiring that a specific type of documentation be included in the patient’s medical record. As of April 1, 2003, the Medicare carrier rescinded the LMRP. While this action does not directly affect the audit sample, which pre-dates the rescission of the LMRP, the Company believes that arguments it intends to cite on appeal regarding the validity of the LMRP may be bolstered by this rescission, however, the ultimate resolution of this issue cannot be predicted at this time. The Company continues to believe that its documentation for substantially all the remaining patients in the audit sample is sufficient and will ultimately be determined as such, upon appeal. Consequently, the Company believes that its accrued liability of $0.36 million recorded in the six months ended March 31, 2003 will be adequate to resolve this claim. The ultimate resolution of this asserted claim may be different from the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

On January 10, 2003, the Company acquired the Pennsylvania assets of Health Med One, Inc., a Pennsylvania corporation doing business as Advanced Health Care, for a purchase price of $3.75 million in cash. The acquisition includes Advanced Health Care’s pediatric private duty nursing facilities in York, Harrisburg, Allentown and Philadelphia, Pennsylvania. Pro-forma revenues from these locations are estimated to be in excess of $7.0 million annually.

During the three months ended March 31, 2003, the Company repurchased $1.0 million of its Notes. The Notes were purchased in a private transaction for $0.95 million cash, plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.03 million is reflected in the condensed consolidated statements of operations for the three and six months ended March 31, 2003. The aggregate principal amount of the Notes outstanding as of the date of this filing is $23.4 million.

The Company anticipates opening a new pilot Prescribed Pediatric Extended Care center, (“PPEC”) in North Carolina during the third quarter of this fiscal year. This PPEC will be an important step in establishing the PPEC concept in the state of North Carolina where the Company owns and operates seven private duty nursing locations as well as pharmacy and respiratory businesses. The Company believes that the potential exists to create a statewide network of centers in North Carolina and may use this relationship model in other states.

The Company’s management will continue to assess its various growth opportunities, ranging from evaluation of acquisition alternatives in key markets, geographical expansion through the use of start-up branch offices, marketing initiatives’ impact on existing branch office growth and technology improvements in order to ration capital available from operations.

Risk Management

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

The Company’s third party actuary has completed an analysis of the Company’s medical malpractice loss history and has quantified liability recognition for fiscal 2003 under the new policy terms. Under the new medical malpractice policy, if the Company’s loss experience worsens it could have a material adverse effect on the Company’s financial results and liquidity position. In recognition of the increased exposure, the Company has further re-engineered its risk management processes. The Company’s Risk Committee continues to monitor incident reporting and claim adjustment activity, and also reviews existing patient census and discharges high-risk cases where legally permissible. The Company continues to educate location staff on risk management procedures including appropriate nurse staffing decisions.

Operations

The Company continues to experience downward pressure on its operating margins. The most notable factors include: (1) nurse shortages, (2) increased insurance costs, (3) selected reductions in pharmacy reimbursements and increased product acquisition costs, (4) negative risk loss experience, (5) select state Medicaid program funding reductions and a decrease in Medicaid nursing hours authorized and (6) increased revenue from existing start-up locations offset by increased costs from locations which opened during fiscal 2003. The Company has implemented a number of programs to try to improve operating margins which include: staffing reductions at selected locations including the corporate office, primarily through position eliminations, reductions in workforce and attrition; certain supplier relationships have been adjusted to yield cost savings while still satisfying business requirements; and full implementation of the nurse scheduling system. In addition, the Company has engaged consultants and commenced negotiations with a number of state Medicaid programs to identify additional opportunities for the Company’s private duty nursing and PPEC services which could provide the states with lower cost alternatives to existing care plans.

The Company continues to pursue a managed care marketing strategy which focuses on select key markets with unfulfilled market share potential. The Company’s regional managed care sales personnel work directly with branch office directors to increase local market share. Initiatives include: (1) identification of the dominant local market managed care companies and their provider networks, (2) coordinated marketing and contracting efforts, (3) relationship development and expansion with key referral sources, (4) appropriate patient intakes, (5) development of clinical outcome reporting to satisfy contractual obligations and demonstrate cost savings to the payor, and (6) effective coordination with local market Medicaid programs. The Company recently made senior management changes in its managed care marketing organization in an effort to accelerate progress on these initiatives.

The Company is aware of ongoing changes in the infusion drug delivery alternatives available to various payors. If some of these alternatives are selected by various payors, there could be significant reductions to the Company’s future pharmacy revenues. In addition, the Company remains exposed to significant revenue fluctuations as a result of change in service or usage levels by a limited number of hemophilia factor patients. The Company is expanding its capability to distribute injectable medication nationally and continues to assess opportunities for these injectables in selected payor patient populations. The Company’s marketing strategy is to capitalize on core product opportunities within these patient populations, as well as to expand product offerings. Start-up operations are underway for pharmacy, diabetic and respiratory therapy supply distribution programs.

Source & Availability of Clinical Personnel

During the 13 weeks ending March 27, 2003, the Company experienced a decrease in total hours ordered and case hours staffed. The un-staffed hours increased to approximately 12% of total hours ordered as compared to the prior rolling 13 week period ending December 26, 2002 which was 10%. The Company experienced a reduction in the number of hours staffed in the Northeast due to inclement weather affecting our location operations. The Company continues to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. To date, management has seen inconsistent results in a number of markets and will continue to assess and respond accordingly. Management anticipates that with the full implementation of the nurse scheduling system, improvements in both un-staffed hours and gross margin levels should occur over time; however, there can be no assurance that this will occur.

The following table represents the approximate total hours for the time periods indicated:

	Total hours ordered	Total hours declined	Total case hours staffed	Total case hours un-staffed

Rolling 13 weeks ended December 26, 2002	905,480	88,497	723,529	93,454
Rolling 13 weeks ended March 27, 2003	895,630	87,554	699,806	108,270

Critical Accounting Policies

Net Revenue

Due to the nature of the health care industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their realizable values. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of March 31, 2003, the Company had no material claims, disputes or unsettled matters with third-party payors, nor were there any material pending settlements with third-party payors except as disclosed under the “Recent Developments” section above.

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

In other select cases, patient treatments may cease for a number of reasons including re-hospitalizations, changes in treatment needs, or death, and a time lag may exist before this information is reflected in the Company’s billing and collection system. The Company has developed a methodology that measures the relative magnitude of these events over recent time periods and applies this methodology to reduce net revenues recognized in the current period.

Allowance for Doubtful Accounts

In determining the adequacy of the allowance and related provision for doubtful accounts, the Company has developed a process that combines statistical analysis of historical collection and write-off activity with a detailed review of existing account balances meeting certain criteria and their likelihood of being collected at the amounts recorded. This detailed review involves both the assigned corporate reimbursement department personnel and the respective branch office location personnel assessing each patient claim that falls within prescribed age and amount criteria. These assessments are aggregated and compared to the results of the statistical analysis to provide additional support to management in making the estimate of the allowance for doubtful accounts. Inherent in this estimate is the risk that it will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

Goodwill and Other Acquired Intangible Assets

The Statement of Financial Accounting Standards (“SFAS”) No. 142 eliminates goodwill amortization from the consolidated statements of operations and requires an evaluation of goodwill for impairment on an annual basis, and more frequently if circumstances indicate a possible impairment. The Company performs its annual impairment test in the fourth quarter of each fiscal year. For these evaluations, the Company is using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. The Company completed the impairment test and, at September 30, 2002, there was no resulting impairment. Subsequent impairments, if any, would be classified as operating expense.

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

Results of Operations

The following table is derived from the Company’s unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

	Percentage of Net Revenue				Period-to-Period Percentage Increase (Decrease)

	Three Months ended March 31,		Six Months ended March 31,		Three Months ended March 31,	Six Months ended March 31,

	2003	2002	2003	2002	2003	2003

Net revenue	100.0%	100.0%	100.0%	100.0%	12%	9%
Operating salaries, wages and employee benefits	43.9	46.8	43.9	46.4	5	3
Other operating costs	40.8	37.4	40.6	36.3	22	22
Corporate, general and administrative	8.7	9.2	8.8	9.4	6	3
Provision for doubtful accounts	0.2	0.7	0.4	0.7	(63)	(38)
Depreciation and amortization	1.9	2.1	2.0	2.2	2	(1)

Operating income	4.5	3.8	4.3	5.0	29	(8)
Other income	0.1	—	—	—	—	—
Early extinguishment of debt	0.1	—	—	0.4	—	(92)
Interest income	0.1	0.0	0.1	0.1	52	(19)
Interest expense	(1.2)	(1.5)	(1.2)	(1.5)	(13)	(11)

Income before income tax expense	3.6%	2.3%	3.2%	4.0%	63%	(13)%

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

	Three Months Ended March 31,		Six Months Ended March 31,

(In thousands)	2003	2002	2003	2002

Pediatric Home Health Care
Nursing	$21,918	$20,522	$42,981	$41,539
Respiratory Therapy Equipment and Home Medical Equipment	4,623	4,162	9,347	8,597
PPEC	1,656	1,544	3,197	2,996
Pharmacy and Other	13,635	11,498	26,788	22,775

Total Pediatric Home Health Care	41,832	37,726	82,313	75,907

Adult Home Health Care:
Nursing	2,697	2,883	5,431	5,808
Respiratory Therapy Equipment and Home Medical Equipment	5,202	4,440	10,761	9,321
PPEC	—	—	—	—
Pharmacy and Other	3,906	3,016	7,694	6,169

Total Adult Home Health Care	11,805	10,339	23,886	21,298

Total Net Revenue	$53,637	$48,065	$106,199	$97,205

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net revenue increased $5.6 million, or 12%, to $53.6 million in the three months ended March 31, 2003 from $48.1 million in the three months ended March 31, 2002. Pediatric home health care net revenue increased by $4.1 million for the three months ended March 31, 2003, due to a number of factors, including, the acquisition of pediatric private duty nursing facilities in Pennsylvania, increased pharmacy deliveries to new and existing hemophilia factor patients, seasonal Synagis and other core products and increased provision of core respiratory products and services as compared to the three months ended March 31, 2002. Adult health care net revenue increased $1.5 million for the three months ended March 31, 2003, primarily as a result of an increase in the provision of core products and services to respiratory therapy patients and increased pharmacy deliveries. In the three months ended March 31, 2003, the Company derived approximately 51% of its net revenue from commercial insurers and other private payors, 42% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits increased $1.1 million, or 5%, to $23.5 million in the three months ended March 31, 2003 from $22.5 million in the three months ended March 31, 2002. The Company experienced increases in its labor costs for nursing and branch office staff for both existing and new start-up locations in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended March 31, 2003 decreased to 44% from 47% for the three months ended March 31, 2002.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs increased $3.9 million, or 22%, to $21.9 million in the three months ended March 31, 2003 from $18.0 million in the three months ended March 31, 2002. The increase in other operating costs relates primarily to increased pharmacy deliveries, business insurance costs, facility costs for new startup locations and medical supply usage. As a percentage of net revenue, other operating costs for the three months ended March 31, 2003 increased to 41% from 37% for the three months ended March 31, 2002.

Corporate, general and administrative costs increased $0.3 million, or 6% to $4.7 million in the three months ended March 31, 2003 from $4.4 million in the three months ended March 31, 2002. The increase relates primarily to increased managed care marketing personnel and increased professional service costs. As a percentage of net revenue, corporate, general and administrative costs remained relatively constant at 9%.

Provision for doubtful accounts decreased $0.2 million, or 63% to $0.1 million in the three months ended March 31, 2003 from $0.4 million in the three months ended March 31, 2002. Cash collections as a percentage of net revenue were 96% and 98% for the three months ended March 31, 2003 and 2002, respectively. In connection with the acquisition of Advanced Health Care’s Pennsylvania facilities, the Company has encountered delays in obtaining new provider numbers from the State, which has resulted in services performed remaining as unbilled accounts receivable of approximately $0.6 million until such provider numbers are obtained.

Depreciation and amortization remained relatively unchanged at $1.0 million in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of net revenue, depreciation and amortization remained relatively constant at 2%.

Interest expense decreased $0.1 million, or 13%, to $0.6 million in the three months ended March 31, 2003 from $0.7 million in the three months ended March 31, 2002. The Company’s average debt outstanding decreased $3.8 million as the Company completed several transactions to repurchase a portion of the Notes.

Interest income increased $0.01 million to $0.03 million in the three months ended March 31, 2003 from $0.02 million in the three months ended March 31, 2002. The Company invested its excess cash balances in highly liquid guaranteed principal investments.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Net revenue increased $9.0 million, or 9%, to $106.2 million in the six months ended March 31, 2003 from $97.2 million in the six months ended March 31, 2002. Pediatric home health care net revenue increased by $6.4 million for the six months ended March 31, 2003, due to a number of factors, including, the acquisition of pediatric private duty nursing facilities in Pennsylvania, increased pharmacy deliveries to new and existing hemophilia factor patients, seasonal Synagis and other core products and increased provision of core respiratory products and services as compared to the six months ended March 31,2002. Adult health care net revenue increased $2.6 million for the six months ended March 31, 2003, primarily as a result of an increase in the provision of core products and services to respiratory therapy patients and increased pharmacy deliveries. In the six months ended March 31, 2003, the Company derived approximately 51% of its net revenue from commercial insurers and other private payors, 42% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits increased $1.6 million, or 3%, to $46.7 million in the six months ended March 31, 2003 from $45.1 million in the six months ended March 31, 2002. The Company experienced increases in its labor costs for nursing and branch office staff for both existing and new start-up locations in the six months ended March 31, 2003 as compared to the six months ended March 31, 2002. As a percentage of net revenue, operating salaries, wages and employee benefits for the six months ended March 31, 2003 decreased to 44% from 46% for the six months ended March 31, 2002.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs increased $7.9 million, or 22%, to $43.1 million in the six months ended March 31, 2003 from $35.2 million in the six months ended March 31, 2002. The increase in other operating costs relates primarily to increased pharmacy deliveries, business insurance costs, facility costs for new startup locations and medical supply usage. As a percentage of net revenue, other operating costs for the six months ended March 31, 2003 increased to 41% from 36% for the six months ended March 31, 2002.

Corporate, general and administrative costs increased $0.2 million, or 3% to $9.4 million in the six months ended March 31, 2003 from $9.1 million in the six months ended March 31, 2002. The increase relates primarily to increased managed care marketing personnel and increased professional service costs. As a percentage of net revenue, corporate, general and administrative costs remained relatively constant at 9%.

Provision for doubtful accounts decreased $0.3 million, or 38%, to $0.4 million in the six months ended March 31, 2003 from $0.7 million in the six months ended March 31, 2002. Cash collections as a percentage of net revenue were 97% and 99% for the six months ended March 31, 2003 and 2002, respectively. In connection with the acquisition of Advanced Health Care’s Pennsylvania facilities, the Company has encountered delays in obtaining new provider numbers from the State, which has resulted in services performed remaining as unbilled accounts receivable of approximately $0.6 million until such provider numbers are obtained.

Depreciation and amortization remained relatively unchanged at $2.1 million in the six months ended March 31, 2003 as compared to the six months ended March 31, 2002. As a percentage of net revenue, depreciation and amortization remained relatively constant at 2%.

Interest expense decreased $0.2 million, or 11%, to $1.3 million in the six months ended March 31, 2003 from $1.4 million in the six months ended March 31, 2002. The Company’s average debt outstanding decreased $3.7 million as the Company completed several transactions to repurchase a portion of the Notes.

Interest income decreased $0.02 million to $0.07 million in the six months ended March 31, 2003 from $0.08 million in the six months ended March 31, 2002. The Company invested its excess cash balances in highly liquid guaranteed principal investments.

Liquidity and Capital Resources

Company Events & Updates

During January 2003, a Medicare carrier notified the Company that it had begun recoupment of the $1.7 million under audit against weekly disbursements made to the Company. As of April 28, 2003, the Company was notified by a representative of the Medicare carrier that upon further review a significant number of the patients contained in the original audit sample were deemed to have sufficient medical documentation and would be excluded from their reported findings and a revised amount of recoupment would be forthcoming. To date a formal notification of the revised amount has not yet been received. Among the issues under examination was the Company’s compliance with a local medical review policy (“LMRP”) requiring that a specific type of documentation be included in the patient’s medical record. As of April 1, 2003, the Medicare carrier rescinded the LMRP. While this action does not directly affect the audit sample, which pre-dates the rescission of the LMRP, the Company believes that arguments it intends to cite on appeal regarding the validity of the LMRP may be bolstered by this rescission, however, the ultimate resolution of this issue cannot be predicted at this time. The Company continues to believe that its documentation for substantially all the remaining patients in the audit sample is sufficient and will ultimately be determined as such, upon appeal. Consequently, the Company believes that its accrued liability of $0.36 million recorded in the six months ended March 31, 2003 will be adequate to resolve this claim. (See “Recent Developments” above).

On January 14, 2003, the Company completed a transaction to repurchase a total of $1.0 million of the Notes for $0.95 million cash, plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.03 million is reflected in the condensed consolidated statement of operations for the three and six months ended March 31, 2003.

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

On January 10, 2003, the Company acquired the Pennsylvania assets of Health Med One, Inc., a Pennsylvania corporation doing business as Advanced Health Care for a purchase price of $3.75 million in cash. The acquisition includes Advanced Health Care’s pediatric private duty nursing facilities in York, Harrisburg, Allentown and Philadelphia, Pennsylvania. Pro-forma revenues from these locations are estimated to be in excess of $7.0 million annually.

Operations

Cash collections as a percentage of net revenue for the three months ended March 31, 2003 and 2002 were 96% and 98%, respectively. In connection with the acquisition of Advanced Health Care’s Pennsylvania facilities, the Company has encountered delays in obtaining new provider numbers from the State, which has resulted in services performed remaining as unbilled accounts receivable of approximately $0.6 million until such provider numbers are obtained. While management anticipates the Company will continue to achieve its cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

Among a number of states, one has encountered three missed deadlines by its contractor for implementation of a new computer system designed to standardize its technology platform and facilitate faster claims payment. As a result, the percentage of Medicaid claims being paid in a timely manner has declined by half. While the Company has encountered only modest disruption of our payment cycles to date, the Company continues to monitor the situation on a weekly basis and will aggressively pursue collection of monies due.

For the six months ended March 31, 2003, the Company purchased medical equipment with technology upgrades to service existing patients, and made routine purchases of computer equipment to maintain and upgrade its technology infrastructure. The Company anticipates future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. The Company anticipates funding these capital expenditures with cash flow from operations.

For the three and six months ended March 31, 2003, the Company had a current income tax expense of $0.7 million and $1.4 million.

Risk Management

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

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of March 31, 2003, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate.

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

Capital Resources

Management currently believes that its liquidity position will be adequate to satisfy the Company’s working capital requirements, professional and commercial liability insurance loss funding, funding of start-up locations, selected acquisitions, workers’ compensation collateral requirements, and income tax payments. The Company’s current source of liquidity is cash on hand and cash flow from operations and as a result, the Company is exposed to fluctuations in cash collection results. The Company has engaged a financial advisor to review capital structure alternatives necessary to support the Company’s growth plans. These alternatives include recapitalization of its debt obligations to take advantage of potential interest rate arbitrage opportunities and financing of potential acquisitions. However, there can be no assurance that external financing to satisfy a preferred alternative will be obtained.

Variation in Quarterly Operating Results

The Company’s quarterly results may vary significantly depending primarily on factors such as re-hospitalizations of patients, seasonality and usage levels of pharmaceutical products and respiratory services, the timing of new branch office openings and pricing pressures due to legislative and regulatory initiatives to contain health care costs. Because of these factors, the Company’s operating results for any particular quarter may not be indicative of the results for the full fiscal year.

Contingent Liabilities and Commitments

The Company’s former workers’ compensation carrier requires the estimated loss reserve to be secured by surety bonds. As of March 31, 2003, the Company had posted $2.8 million cash as collateral for $4.0 million surety bonds. The carrier has the right to require the Company to post cash up to the loss reserve liability. In addition, all loss fund payments are made monthly from cash flow from operations.

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

As a result of a field audit by a Medicare carrier, the Company was notified of an asserted claim for recoupment of approximately $1.7 million of accounts receivable. The carrier claimed that incomplete clinical documentation was contained in the patient’s medical record to substantiate the payments for the services provided. The Company has investigated the assertion and has determined that the alleged insufficiency relates to information that is required to be maintained in the patient’s medical record.

The Company believes that a repayment of some amount is probable. At this point in time the Company’s estimate of the liability is based upon the status of its review to date, and the settlement of similar claims made against other home health care providers. Based upon this estimate, the Company accrued a $0.36 million liability in the condensed consolidated financial statements for the six months ended March 31, 2003.

During January 2003, a Medicare carrier notified the Company that it had begun recoupment of the $1.7 million under audit against weekly disbursements made to the Company. As of April 28, 2003, the Company was notified by a representative of the Medicare carrier that upon further review a significant number of the patients contained in the original audit sample were deemed to in fact have sufficient medical documentation and would be excluded from their reported findings and a revised amount of recoupment would be forthcoming. To date a formal notification of the revised amount has not yet been received. Among the issues under examination was the Company’s compliance with a local medical review policy (“LMRP”) requiring that a specific type of documentation be included in the patient’s medical record. As of April 1, 2003, the Medicare carrier rescinded the LMRP. While this action does not directly affect the audit sample, which pre-dates the rescission of the LMRP, the Company believes that arguments it intends to cite on appeal regarding the validity of the LMRP may be bolstered by this rescission, however, the ultimate resolution of this issue cannot be predicted at this time. The Company continues to believe that its documentation for substantially all the remaining patients in the audit sample is sufficient and will ultimately be determined as such, upon appeal. Consequently, the Company believes that its accrued liability of $0.36 million recorded in the six months ended March 31, 2003 will be adequate to resolve this claim. The ultimate resolution of this asserted claim may be different than the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

The Company has entered into employment agreements with certain employees of the Company which provide, amongst other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control of the Company or a failure of the Company to comply with any material terms of the agreements.

The following table represents a schedule of the Company’s contractual obligations and commitments as of March 31, 2003:

	Payments Due by Period (In thousands)

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations:
Long-term debt
Subordinated Notes	$23,350	$—	$—	$—	$23,350
Other notes payable	348	153	195	—	—
Operating leases	14,759	4,246	6,315	2,838	1,360

	$38,457	$4,399	$6,510	$2,838	$24,710

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces a number of market risk exposures including risks related to cash and cash equivalents, accounts receivable and interest rates. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current environment in the health care industry. The risk is somewhat limited due to the large number of payors including governmental payors, insurance companies, individuals and the diversity of geographic locations in which the Company operates. However, the Company has substantial geographic density in the eastern United States which it believes exposes the Company to payor initiated reimbursement changes.

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

Based on a hypothetical immediate 150 basis point increase in interest rates at March 31, 2003 and 2002, the market value of the Company’s Notes would be reduced by approximately $1.2 million and $1.8 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s Notes outstanding at March 31, 2003 and 2002 of approximately $1.2 million and $2.0 million, respectively.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Shareholders of the Company was held on February 12, 2003. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each matter:

Election of Joseph D. Sansone as director for a term of three years expiring at the 2006 Annual Meeting of Shareholders.

	Votes				Broker

Nominee	For		Withheld		Abstentions	Non-Votes

Joseph D. Sansone	3,661,868 (54.7%	)	3,032,985 (45.3%	)	—	—

The terms of Messrs. Pinkas, Wissing, Finn and Axelrod continued after the Annual Meeting.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits

No exhibits are filed as part of this report.

(b)

Reports on Form 8-K

On January 7, 2003, the Company filed a Current Report on Form 8-K responding to an Amended Schedule 13D filed with the Securities and Exchange Commission on December 30, 2003 by beneficial shareholder, David Nierenberg.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)
Date: May 12, 2003	By:	/s/ JAMES M. MCNEILL

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

/s/ JOSEPH D. SANSONE

Joseph D. Sansone President and Chief Executive Officer May 12, 2003

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

/s/ JAMES M. MCNEILL

James M. McNeill Senior Vice President and Chief Financial Officer May 12, 2003