Form 10-Q
period 2003-06-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2003-08-12
CIK 893430

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

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

Yes ☐ No ☒

As of August 7, 2003 the Registrant had 6,873,337 shares of Common Stock, $0.01 Par Value, outstanding.

FORM 10-Q
PEDIATRIC SERVICES OF AMERICA, INC.

SIGNATURES	26

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PEDIATRIC SERVICES OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2003	September 30, 2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,861	$10,990
Accounts receivable, less allowance for doubtful accounts of $4,925 and $5,364, respectively	37,876	32,412
Prepaid expenses;	1,701	943
Workers’ compensation loss fund	1,618	—
Income taxes receivable	—	441
Deferred income taxes	4,626	4,626
Inventory	2,418	3,312
Other current assets	197	266

Total current assets	53,297	52,990

Property and equipment:
Home care equipment held for rental	31,840	31,065
Furniture and fixtures	11,343	11,278
Vehicles	700	725
Leasehold improvements	1,944	1,888

	45,827	44,956
Accumulated depreciation and amortization	(37,545)	(35,779)

	8,282	9,177

Other assets:
Goodwill, less accumulated amortization of $9,613	36,539	32,893
Certificates of need, less accumulated amortization of $598 and $581, respectively	75	92
Deferred financing fees, less accumulated amortization of $728 and $699, respectively	390	492
Non-compete agreements, less accumulated amortization of $1,165 and $1,136, respectively	115	34
Deferred income taxes	4,214	4,214
Workers’ compensation bond collateral	2,774	1,851
Other	307	325

	44,414	39,901

Total assets	$105,993	$102,068

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)
(In thousands)

	June 30, 2003	September 30, 2002

	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,016	$5,224
Accrued compensation	4,141	4,907
Income taxes payable	1,670	—
Accrued insurance	7,718	6,358
Refunds payable	1,197	1,148
Accrued interest	484	1,135
Other accrued liabilities	2,989	1,953
Deferred revenue	722	734
Current maturities of long-term obligations to related parties	—	25
Current maturities of long-term obligations	176	169

Total current liabilities	24,113	21,653

Long-term obligations, net of current maturities	22,555	24,642

Total liabilities	46,668	46,295
Redeemable preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Stockholders’ equity:
Common stock, $.01 par value, 80,000 shares authorized 6,870 and 6,838 shares issued and outstanding at June 30, 2003 and September 30, 2002, respectively	69	68
Additional paid-in capital	49,186	49,084
Retained earnings	10,070	6,621

Total stockholders’ equity	59,325	55,773

Total liabilities and stockholders’ equity	$105,993	$102,068

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenue	$54,149	$49,220	$160,348	$146,425
Costs and expenses:
Operating salaries, wages and employee benefits	23,398	22,844	70,062	67,956
Other operating costs	21,631	18,691	64,719	53,930
Corporate, general and administrative	4,801	4,551	14,175	13,691
Provision for doubtful accounts	531	322	942	987
Depreciation and amortization	1,008	980	3,082	3,068

Total costs and expenses	51,369	47,388	152,980	139,632

Operating income	2,780	1,832	7,368	6,793
Other income	10	—	54	—
Early extinguishment of debt	32	30	63	417
Interest income	16	46	82	128
Interest expense	(612)	(693)	(1,882)	(2,126)

Income before income tax expense	2,226	1,215	5,685	5,212
Income tax expense	876	—	2,236	—

Net income	$1,350	$1,215	$3,449	$5,212

Net income per share data:
Basic	$0.20	$0.18	$0.50	$0.77

Diluted	$0.19	$0.17	$0.49	$0.73

Weighted average shares outstanding:
Basic	6,866	6,835	6,857	6,775

Diluted	7,052	7,193	7,065	7,180

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended June 30,

	2003	2002

	(Unaudited)	(Unaudited)
Operating activities:
Net income	$3,449	$5,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,082	3,068
Provision for doubtful accounts	942	987
Amortization of deferred financing fees	65	88
Early extinguishment of debt	(63)	(417)
Deferred income taxes	—	538
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,458)	(3,493)
Prepaid expenses	(758)	(719)
Inventory	894	983
Other assets	(25)	(215)
Workers’ compensation loss fund	(1,618)	—
Workers’ compensation bond collateral	(923)	(1,843)
Accounts payable	(208)	672
Income taxes	2,111	(697)
Accrued liabilities	1,005	(667)

Net cash provided by operating activities	1,495	3,497
Investing activities:
Purchases of property and equipment	(1,899)	(3,161)
Acquisition of businesses	(3,781)	(1,398)

Net cash used in investing activities	(5,680)	(4,559)
Financing activities:
Principal payments and extinguishment of long-term debt	(2,047)	(7,433)
Proceeds from exercise of stock options	103	387

Net cash used in financing activities	(1,944)	(7,046)

Decrease in cash and cash equivalents	(6,129)	(8,108)
Cash and cash equivalents at beginning of period	10,990	15,259

Cash and cash equivalents at end of period	$4,861	$7,151

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,596	$3,119

Cash paid for taxes	$223	$269

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2003. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2002 included in the Company’s Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company’s 2002 Annual Report.

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

Accounts Receivable

Accounts receivable include approximately $7.7 million and $7.2 million for which services have been rendered but the amounts were unbilled as of June 30, 2003 and September 30, 2002, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)

Summary of Significant Accounting Policies - continued

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.06 million and $0.02 million for the three months ended June 30, 2003 and 2002, respectively and approximately $0.2 million and $0.1 million for the nine months ended June 30, 2003 and 2002, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below:

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

Workers’ Compensation Loss Fund

The Company’s insurance carrier requires a twelve month estimated loss reserve to be funded entirely with cash over the first ten months of fiscal 2003. This cash requirement is estimated to be $2.1 million, which is reduced by the monthly loss fund payments. The insurance carrier has the right to increase this cash requirement at the end of the first twelve months if the claim experience is greater than anticipated.

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

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited – (Continued)

Summary of Significant Accounting Policies – continued

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In the three and nine months ended June 30, 2003, the Company had a current income tax expense of $0.9 million and $2.2 million, respectively. In the three and nine months ended June 30, 2002, the Company had a current income tax benefit of $0.4 million and a current income tax expense of $0.1 million, respectively, which was offset by the reduction of the valuation allowance related to the net deferred tax asset resulting in zero income tax expense.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the periods ending June 30, 2003 and 2002, respectively: risk-free interest rates of 2.35% and 1.95%, a dividend yield of 0.0%; volatility factors of the expected market price of the Company’s Common Stock of 126% and 138% and a weighted-average expected life of the option of four years.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for net income per share information):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net income
As reported	$1,350	$1,215	$3,449	$5,212
Fair value based method compensation expense	(171)	(150)	(490)	(471)

Proforma net income	$1,179	$1,065	$2,959	$4,741

Basic income per share
As reported	$0.20	$0.18	$0.50	$0.77

Proforma	$0.17	$0.16	$0.43	$0.70

Diluted income per share
As reported	$0.19	$0.17	$0.49	$0.73

Proforma	$0.17	$0.15	$0.42	$0.66

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited – (Continued)

Summary of Significant Accounting Policies – continued

Impact of Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provisions of this statement to have a significant impact on the statement of financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46” or the “Interpretation”), Consolidation of Variable Interest Entities. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective immediately, for VIE’s created after January 31, 2003. FIN 46 is effective no later than the beginning of the first annual financial reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of adopting FIN 46, but does not expect it to have a material impact on its results of operations or its financial condition.

In December 2002, the FASB issued SFAS 148,”Accounting for Stock-Based Compensation - Transition Disclosure, An Amendment of FASB Statement No. 123” (“SFAS 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS 148 beginning with the quarter ended March 31, 2003.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s adoption of this new Statement did not have a significant effect on the consolidated financial position, results of operations, or cash flows of the Company.

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)

3.          Long-Term Borrowing Arrangements

During the second quarter of fiscal 2003, the Company completed a transaction to repurchase $1.0 million of its 10% Senior Subordinated Notes due 2008 (the “Notes”) for $0.95 million cash, plus accrued interest. During the third quarter of fiscal 2003, the Company repurchased $1.0 million of its Notes. The Notes were purchased in a private transaction for $0.95 million cash, plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.03 million and $0.06 million is reflected in the condensed consolidated statements of operations for the three and nine months ended June 30, 2003, respectively. The aggregate principal amount of the Notes outstanding as of June 30, 2003 is $22.4 million.

During the nine months ended June 30, 2002, the Company completed several transactions to repurchase a total of $8.0 million of the Notes for $7.4 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.03 million and $0.4 million is reflected in the condensed consolidated statements of operations for the three and nine months ended June 30, 2002, respectively.

4.          Basic and Diluted Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). The dilutive effect of the weighted average options included in the diluted earnings per share is 185,539 and 358,235 for the three months ended June 30, 2003 and 2002, respectively and 208,310 and 405,212 for the nine months ended June 30, 2003 and 2002, respectively.

5.          Commitments and Contingencies

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of June 30, 2003, this insurance coverage is provided under a “claims-made” policy which, subject to the terms and conditions of the policy, provides coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured.

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

During January 2003, the Medicare carrier notified the Company that it had begun recoupment of the $1.7 million under audit against weekly disbursements made to the Company. As of April 28, 2003, the Company was notified by a representative of the Medicare carrier that upon further review a significant number of the patients contained in the original audit sample were deemed to have sufficient medical

PEDIATRIC SERVICES OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited - (Continued)

Commitments and Contingencies – continued

documentation and would be excluded from their reported findings which revised the recoupment to $0.8 million plus accrued interest and has recouped this amount as of June 30, 2003. Among the issues under examination was the Company’s compliance with a local medical review policy (“LMRP”) requiring a specific type of documentation to be included in the patient’s medical record. As of April 1, 2003, the Medicare carrier rescinded the LMRP. While this action does not directly affect the audit sample, which pre-dates the rescission of the LMRP, the Company believes that arguments it intends to cite on appeal regarding the validity of the LMRP may be bolstered by the elimination of this requirement, however, the ultimate resolution of this issue as it pertains to the Company cannot be predicted at this time. The Company continues to believe that its documentation for substantially all the remaining patients in the audit sample is sufficient.

The Company believes that a repayment of some amount is probable. At this point in time the Company’s estimate of the liability is based upon the status of its review to date, and the settlement of similar claims made against other home health care providers. Based upon this estimate, the Company accrued a $0.36 million liability in the condensed consolidated financial statements for the nine months ended June 30, 2003. The ultimate resolution of this asserted claim may be different from the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

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

7.          Subsequent Event

During July 2003, the Company completed a transaction to repurchase a total of $1.0 million of its Notes for $0.95 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.03 million will be reflected in the consolidated statements of operations during the fourth quarter of fiscal year 2003.

During August 2003, the Company completed a transaction to repurchase a total of $1.0 million of its Notes for $0.98 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.008 million will be reflected in the consolidated statements of operations during the fourth quarter of fiscal year 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the “Company”). When used in this Form 10-Q, the words “may,” “targets,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. The Company cautions that various factors, including the factors described hereunder and those discussed in the Company’s other filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company’s ability to collect for equipment sold or rented, assimilate and manage previously acquired field operations, collect accounts receivable, including receivables related to acquired businesses and receivables under appeal, hire and retain qualified personnel and comply with and respond to billing requirements issues, including those related to the Company’s billing and collection system, nurse shortages, competitive bidding, HIPAA regulations, Average Wholesale Price (“AWP”) reductions, adverse litigation, workers’ compensation losses, availability and cost of medical malpractice insurance and reduced state funding levels and nursing hours authorized by Medicaid programs, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included in this quarterly report.

Recent Developments

Home Healthcare Industry Events & Updates

During the third quarter of fiscal 2003 a number of state legislatures remained in session dealing with record budget deficits and contemplating cuts to Medicaid funding, some of which, if enacted, would reduce reimbursement levels for services provided by the Company. As is typically the case, many of the original proposals highlighted in the media were substantially modified either in committee or in the general sessions of the various legislatures. As of the date of this filing, the Company is not aware of any enacted state changes that would have a material adverse effect on the Company’s consolidated financial or liquidity position; however, some states are still considering rate or volume reductions which, if enacted could have a significant impact on the Company’s consolidated financial or liquidity position. In an effort to impact these legislative issues, the Company engaged consultants in selective markets to directly present the Company’s cost saving strategies and related rate requests to the Medicaid program. As of the date of this filing, the Company has received positive indications from one state Medicaid commissioner to consider our reimbursement rate request within the current budget year. In addition, the Company has begun negotiations with another state Medicaid commissioner to pilot a program to more rapidly discharge hospitalized medically complex and medically fragile children into the Company’s care. These accelerated discharges should provide the state with significant cost savings and potentially motivate the state to increase the reimbursement rate for services provided by the Company. In addition, the Company’s local market staff routinely collaborates with the appropriate community and regulatory authorities on behalf of the Company and its patients.

A few states are experiencing internal problems with the administration of their Medicaid programs, which are temporarily disrupting payments of claims for services rendered by the Company. Specifically, one state has chosen to make progress payments to providers without assigning those payments to specific claims for services rendered. This decision has the potential to create reconciliation problems for the Company and the state. As of the date of this filing, the Company has not received notification of payment application instructions from the state.

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

During January 2003, the Medicare carrier notified the Company that it had begun recoupment of the $1.7 million under audit against weekly disbursements made to the Company. As of April 28, 2003, the Company was notified by a representative of the Medicare carrier that upon further review a significant number of the patients contained in the original audit sample were deemed to have sufficient medical documentation and would be excluded from their reported findings which revised the recoupment to $0.8 million plus accrued interest and has recouped this amount as of June 30, 2003. Among the issues under examination was the Company’s compliance with a local medical review policy (“LMRP”) requiring a specific type of documentation to be included in the patient’s medical record. As of April 1, 2003, the Medicare carrier rescinded the LMRP. While this action does not directly affect the audit sample, which pre-dates the rescission of the LMRP, the Company believes that arguments it intends to cite on appeal regarding the validity of the LMRP may be bolstered by the elimination of this requirement, however, the ultimate resolution of this issue as it pertains to the Company cannot be predicted at this time. The Company continues to believe that its documentation for substantially all the remaining patients in the audit sample is sufficient.

The Company believes that a repayment of some amount is probable. At this point in time the Company’s estimate of the liability is based upon the status of its review to date, and the settlement of similar claims made against other home health care providers. Based upon this estimate, the Company accrued a $0.36 million liability in the condensed consolidated financial statements for the nine months ended June 30, 2003. The ultimate resolution of this asserted claim may be different from the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

During the three months ended June 30, 2003, the Company repurchased $1.0 million of its Notes. The Notes were purchased in a private transaction for $0.95 million cash, plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.03 million is reflected in the condensed consolidated statements of operations for the three months ended June 30, 2003. During July 2003, the Company repurchased $1.0 million of its Notes. The Notes were purchased in a private transaction for $0.95 million cash, plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.03 million will be reflected in the consolidated statements of operations in the fourth quarter of fiscal 2003. In addition, during August 2003, the Company completed a transaction to repurchase a total of $1.0 million of its Notes for $0.98 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.008 million will be reflected in the consolidated statements of operations during the fourth quarter of fiscal year 2003. The aggregate principal amount of the Notes outstanding as of the date of this filing is $20.4 million.

During the third quarter of fiscal year 2003, the Company opened a new pilot Prescribed Pediatric Extended Care center (“PPEC”) in North Carolina. The Company believes this PPEC will be an important step in establishing the PPEC concept in the state of North Carolina where the Company owns and operates seven private duty nursing locations as well as pharmacy and respiratory businesses. The Company believes that the potential exists to create a statewide network of centers in North Carolina and may use this relationship model in other states as well. On July 18, 2003, the Company announced the opening of two branch offices in San Antonio, TX and Chesapeake, VA to provide home medical equipment primarily for infants and children.

During July, 2003, the Company appointed Dr. Susan J. Kelley to serve as a member of the Board of Directors in the Class III membership group.

The Company’s management will continue to assess its various growth opportunities, ranging from evaluation of acquisition alternatives in key markets, geographical expansion through the use of start-up branch offices, marketing initiatives’ impact on existing branch office growth, and technology improvements in order to ration capital available from operations.

Risk Management

On October 1, 2002, the Company completed its annual renewal of its risk management program and implemented several changes.     Due to the exiting of St. Paul Fire and Marine Insurance Company from the medical malpractice insurance marketplace, the Company entered into a new insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Material changes included an increase in per claim deductible limits from $0.25 million to $1.0 million. The annual aggregate also changed from $0.75 million to no annual aggregate. The policy amount remains at $10.0 million with a slight increase in annual premiums. However, the Company chose to decline renewal of a $10.0 million umbrella policy due to significant price increases.

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

During the third quarter of fiscal year 2003, the Company renewed its Directors, Officers and Corporate Liability Insurance Policy (“D & O”). Due to the turbulent conditions in the D & O market, the Company chose to reduce the amount of coverage from a $10.0 million limit to a $5.0 million limit.

Operations

The Company continues to experience downward pressure on its operating margins for many of its products and services. The most notable factors include: (1) nurse shortages, (2) increased insurance costs, (3) selected reductions in pharmacy reimbursements and increased product acquisition costs, (4) negative risk loss experience, (5) select state Medicaid program funding reductions and a decrease in Medicaid nursing hours authorized and (6) increased revenue from existing start-up locations with continued losses in the third quarter of fiscal 2003. During the third quarter of fiscal 2003, the Company experienced a significant increase in pharmacy revenue primarily attributable to increased deliveries of hemophilia factor products. The product level gross margin dollars generated by these increased deliveries contributed significantly to the improved operating margins of the Company in the third quarter of fiscal year 2003. The Company has implemented a number of programs to try to improve operating margins which include: staffing reductions at selected locations including the corporate office, primarily through position eliminations, reductions in workforce and attrition; certain supplier relationships have been adjusted to yield cost savings while still satisfying business requirements; and full implementation of the nurse scheduling system (SHINE). In addition, the Company has engaged consultants and is currently in negotiations with a number of state Medicaid programs to identify additional opportunities for the Company’s private duty nursing and PPEC services which could provide the states with lower cost alternatives to existing care plans.

The Company continues to pursue a managed care marketing strategy which focuses on select key markets with unfulfilled market share potential. The Company’s regional managed care sales personnel work directly with branch office directors to increase local market share. Initiatives include: (1) identification of the dominant local market managed care companies and their provider networks, (2) coordinated marketing and contracting efforts,

(3) relationship development and expansion with key referral sources, (4) appropriate patient intakes, (5) development of clinical outcome reporting to satisfy contractual obligations and demonstrate cost savings to the payor, and (6) effective coordination with local market Medicaid programs. The Company recently hired a new Vice President for Sales & Marketing to consolidate the Company’s various marketing resources and programs.

The Company is aware of ongoing changes in the infusion drug delivery market and the alternatives available to various payors. If some of these alternatives are selected by various payors, there could be significant reductions to the Company’s future pharmacy revenues. In addition, the Company remains exposed to significant revenue fluctuations as a result of change in service or usage levels by a limited number of hemophilia factor patients. The Company is expanding its capability to distribute injectable medication nationally and continues to assess opportunities for these injectables in selected payor patient populations. The Company’s marketing strategy is to capitalize on core product opportunities within these patient populations, as well as to expand product offerings.

Source & Availability of Clinical Personnel

During the 13 weeks ending June 28, 2003, the Company experienced a decrease in total hours ordered and case hours staffed. The un-staffed hours decreased to approximately 9% of total hours ordered as compared to the prior rolling 13 week period ending March 29, 2003 which was 12%. The Company continues to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. To date, management has seen inconsistent results in a number of markets and will continue to assess and respond accordingly.    Management anticipates that with the full implementation of the nurse scheduling system (SHINE) and subsequent learning curve of the application, improvements in both un-staffed hours and gross margin levels should occur over time; however, there can be no assurance that this will occur.

The following table represents the approximate total hours for the time periods indicated:

	Total hours ordered	Total hours declined	Total case hours staffed	Total case hours un-staffed

Rolling 13 weeks ended March 29, 2003	895,630	87,554	699,806	108,270
Rolling 13 weeks ended June 28, 2003	874,240	98,645	693,053	82,542

Critical Accounting Policies

Net Revenue

Due to the nature of the health care industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their realizable values. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of June 30, 2003, the Company had no material claims, disputes or unsettled matters with third-party payors, nor were there any material pending settlements with third-party payors except as disclosed under the “Recent Developments” section above.

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

In other cases, patient treatments may cease for a number of reasons including re-hospitalizations, changes in treatment needs, or death, and a time lag may exist before this information is reflected in the Company’s billing and collection system. The Company has developed a methodology that measures the relative magnitude of these events over recent time periods and applies this methodology to reduce net revenues recognized in the current period.

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

Accrued Insurance

The Company’s insurance broker retains the services of an independent actuary to prepare an actuarial analysis of the Company’s development of reported and incurred but not reported claims. These estimates are updated quarterly and are used in the valuation of the accrued insurance liability. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

Results of Operations

The following table is derived from the Company’s unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

	Percentage of Net Revenue				Period-to-Period Percentage Increase (Decrease)

	Three Months ended June 30,		Nine Months ended June 30,		Three Months ended June 30,	Nine Months ended June 30,

	2003	2002	2003	2002	2003	2003

Net revenue	100.0%	100.0%	100.0%	100.0%	10%	10%
Operating salaries, wages and employee benefits	43.2	46.4	43.7	46.4	2	3
Other operating costs	39.9	38.0	40.4	36.8	16	20
Corporate, general and administrative	8.9	9.2	8.8	9.4	5	4
Provision for doubtful accounts	1.0	0.7	0.6	0.7	65	(5)
Depreciation and amortization	1.9	1.9	1.9	2.1	3	—

Operating income	5.1	3.8	4.6	4.6	52	8
Other income	0.0	—	—	—	—	—
Early extinguishment of debt	0.1	0.1	—	0.3	6	(85)
Interest income	0.0	0.1	0.1	0.1	(65)	(36)
Interest expense	(1.1)	(1.4)	(1.2)	(1.5)	(12)	(11)

Income before income tax expense	4.1%	2.6%	3.5%	3.5%	83%	9%

The Company provides a broad range of health care services and products principally for children and, to a lesser extent, young adults and geriatric patients. The following table summarizes both services and products based upon estimated percentages of net revenue to total net revenue of each major category from continuing operations offered by the Company for the periods indicated.

The prior period includes reclassifications.
(in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Pediatric Home Health Care
Nursing	$21,238	$20,684	$64,219	$62,223
Respiratory Therapy Equipment and Home Medical Equipment	4,320	4,562	13,667	13,159
PPEC	1,862	1,542	5,059	4,538
Pharmacy and Other	14,418	11,650	41,206	34,425

Total Pediatric Home Health Care	41,838	38,438	124,151	114,345

Adult Home Health Care:
Nursing	2,681	2,910	8,112	8,718
Respiratory Therapy Equipment and Home Medical Equipment	4,923	4,782	15,684	14,103
Pharmacy and Other	4,707	3,090	12,401	9,259

Total Adult Home Health Care	12,311	10,782	36,197	32,080

Total Net Revenue	$54,149	$49,220	$160,348	$146,425

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net revenue increased $4.9 million, or 10%, to $54.1 million in the three months ended June 30, 2003 from $49.2 million in the three months ended June 30, 2002. Pediatric home health care net revenue increased by $3.4 million for the three months ended June 30, 2003, due to a number of factors, including, the acquisition of pediatric private duty nursing facilities in Pennsylvania, increased pharmacy deliveries to new and existing hemophilia factor patients and other core products and increased PPEC locations and census as compared to the three months ended June 30, 2002. Adult health care net revenue increased $1.5 million for the three months ended June 30, 2003, primarily as a result of increased pharmacy deliveries and an increase in the provision of core products and services to respiratory therapy patients. In the three months ended June 30, 2003, the Company derived approximately 51% of its net revenue from commercial insurers and other private payors, 42% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits increased $0.6 million, or 2%, to $23.4 million in the three months ended June 30, 2003 from $22.8 million in the three months ended June 30, 2002. The Company experienced increases in its labor costs for nursing services as well as an increase in branch office staff costs for both existing and new start-up locations in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of net revenue, operating salaries, wages and employee benefits for the three months ended June 30, 2003 decreased to 43% from 46% for the three months ended June 30, 2002.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs increased $2.9 million, or 16%, to $21.6 million in the three months ended June 30, 2003 from $18.7 million in the three months ended June 30, 2002. The increase in other operating costs relates primarily to increased pharmacy deliveries and business insurance costs. As a percentage of net revenue, other operating costs for the three months ended June 30, 2003 increased to 40% from 38% for the three months ended June 30, 2002.

Corporate, general and administrative costs increased $0.2 million, or 5% to $4.8 million in the three months ended June 30, 2003 from $4.6 million in the three months ended June 30, 2002. The increase relates primarily to increased managed care marketing personnel, severance payouts as a result of staffing reductions and increased professional service costs. As a percentage of net revenue, corporate, general and administrative costs remained relatively constant at 9%.

Provision for doubtful accounts increased $0.2 million, or 65% to $0.5 million in the three months ended June 30, 2003 from $0.3 million in the three months ended June 30, 2002. Cash collections as a percentage of net revenue were 99% and 98% for the three months ended June 30, 2003 and 2002, respectively. In connection with the acquisition of Advanced Health Care’s Pennsylvania facilities, the Company encountered delays in obtaining new provider numbers from the State, which resulted in services performed remaining as unbilled accounts receivable. The provider numbers were obtained in late June 2003 and all billings were subsequently released and are expected to be collected. In addition, the aging of accounts receivable for pharmacy, respiratory therapy and home medical equipment deteriorated slightly during the quarter.

Depreciation and amortization remained relatively unchanged at $1.0 million in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of net revenue, depreciation and amortization remained relatively constant at 2%.

Interest expense decreased $0.1 million, or 12%, to $0.6 million in the three months ended June 30, 2003 from $0.7 million in the three months ended June 30, 2002. The Company’s average debt outstanding decreased $3.2 million as the Company completed several transactions to repurchase a portion of the Notes.

Interest income decreased $0.03 million to $0.02 million in the three months ended June 30, 2003 from $0.05 million in the three months ended June 30, 2002. The Company invested its excess cash balances in highly liquid guaranteed principal investments.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Net revenue increased $13.9 million, or 10%, to $160.3 million in the nine months ended June 30, 2003 from $146.4 million in the nine months ended June 30, 2002. Pediatric home health care net revenue increased by $9.8 million for the nine months ended June 30, 2003, due to a number of factors, including, the acquisition of pediatric private duty nursing facilities in Pennsylvania, increased pharmacy deliveries to new and existing hemophilia factor patients, the seasonal drug Synagis and other core products, increased provision of core respiratory products and services and increased PPEC locations and census as compared to the nine months ended June 30, 2002. Adult health care net revenue increased $4.1 million for the nine months ended June 30, 2003, primarily as a result of increased pharmacy deliveries and an increase in the provision of core products and services to respiratory therapy patients. In the nine months ended June 30, 2003, the Company derived approximately 51% of its net revenue from commercial insurers and other private payors, 42% from Medicaid and 7% from Medicare.

Operating salaries, wages and employee benefits consist primarily of branch office employee costs. Operating salaries, wages and employee benefits increased $2.1 million, or 3%, to $70.1 million in the nine months ended June 30, 2003 from $68.0 million in the nine months ended June 30, 2002. The Company experienced increases in its labor costs for nursing services as well as an increase in branch office staff costs for both existing and new start-up locations in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. As a percentage of net revenue, operating salaries, wages and employee benefits for the nine months ended June 30, 2003 decreased to 44% from 46% for the nine months ended June 30, 2002.

Other operating costs include medical supplies, branch office rent, utilities, vehicle expenses, allocated insurance costs and cost of sales. Cost of sales consists primarily of the costs of pharmaceuticals and related services. Other operating costs increased $10.8 million, or 20%, to $64.7 million in the nine months ended June 30, 2003 from $53.9 million in the nine months ended June 30, 2002. The increase in other operating costs relates primarily to increased pharmacy deliveries, business insurance costs and medical supply usage. As a percentage of net revenue, other operating costs for the nine months ended June 30, 2003 increased to 40% from 37% for the nine months ended June 30, 2002.

Corporate, general and administrative costs increased $0.5 million, or 4% to $14.2 million in the nine months ended June 30, 2003 from $13.7 million in the nine months ended June 30, 2002. The increase relates primarily to increased managed care marketing personnel, severance payouts as a result of staffing reductions and increased professional service costs. As a percentage of net revenue, corporate, general and administrative costs remained relatively constant at 9%.

Provision for doubtful accounts remained relatively constant at $1.0 million in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. Cash collections as a percentage of net revenue were 97% and 99% for the nine months ended June 30, 2003 and 2002, respectively. In connection with the acquisition of Advanced Health Care’s Pennsylvania facilities, the Company encountered delays in obtaining new provider numbers from the State, which resulted in services performed remaining as unbilled accounts receivable. The provider numbers were obtained in late June 2003 and all billings were subsequently released and are expected to be collected. In addition, the aging of accounts receivable for pharmacy, respiratory therapy and home medical equipment deteriorated slightly during the quarter.

Depreciation and amortization remained relatively unchanged at $3.1 million in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. As a percentage of net revenue, depreciation and amortization remained relatively constant at 2%.

Interest expense decreased $0.2 million, or 11%, to $1.9 million in the nine months ended June 30, 2003 from $2.1 million in the nine months ended June 30, 2002. The Company’s average debt outstanding decreased $3.5 million as the Company completed several transactions to repurchase a portion of the Notes.

Interest income decreased $0.05 million to $0.08 million in the nine months ended June 30, 2003 from $0.1 million in the nine months ended June 30, 2002. The Company invested its excess cash balances in highly liquid guaranteed principal investments.

Liquidity and Capital Resources

Company Events & Updates

As of April 28, 2003, the Company was notified by a representative of the Medicare carrier that upon further review a significant number of the patients contained in the original audit sample were deemed to have sufficient medical documentation and would be excluded from their reported findings which revised the recoupment to $0.8 million plus accrued interest and has recouped this amount as of June 30, 2003. (See “Recent Developments” above for further details).

During the three months ended June 30, 2003, the Company repurchased $1.0 million of its Notes. The Notes were purchased in a private transaction for $0.95 million cash, plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.03 million is reflected in the condensed consolidated statements of operations for three months ended June 30, 2003. During the fourth quarter of fiscal year 2003, the Company repurchased $2.0 million of its Notes. The Notes were purchased in private transactions for $1.9 million cash, plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.04 million will be reflected in the consolidated statements of operations in the fourth quarter of fiscal year 2003. The aggregate principal amount of the Notes outstanding as of the date of this filing is $20.4 million.

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

Operations

Cash collections as a percentage of net revenue for the three months ended June 30, 2003 and 2002 were 99% and 98%, respectively. In connection with the acquisition of Advanced Health Care’s Pennsylvania facilities, the Company encountered delays in obtaining new provider numbers from the State, which resulted in services performed remaining as unbilled accounts receivable. The provider numbers were obtained in late June 2003 and all billings were subsequently released and are expected to be collected. While management anticipates the Company will continue to achieve its cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

Among a number of states, one has encountered three missed deadlines by its contractor for implementation of a new computer system designed to standardize its technology platform and facilitate faster claims payment. As a result, the state has chosen to make progress payments to providers without assigning those payments to specific claims for services rendered. This decision has the potential to create reconciliation problems for the Company and the state. As of the date of this filing, the Company has not received notifications of payment application instructions from the state.

For the nine months ended June 30, 2003, the Company purchased medical equipment with technology upgrades to service existing patients, and made routine purchases of computer equipment to maintain and upgrade its technology infrastructure. The Company anticipates future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. The Company anticipates funding these capital expenditures with cash flow from operations.

For the three and nine months ended June 30, 2003, the Company had a current income tax expense of $0.9 million and $2.2 million, respectively.

Risk Management

The Company’s insurance carrier requires a twelve month estimated loss reserve to be funded entirely with cash over the first ten months of fiscal 2003. This cash requirement is estimated to be $2.1 million, which is reduced by the monthly loss fund payments. The insurance carrier has the right to increase this cash requirement at the end of the first twelve months if the claim experience is greater than anticipated.

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of June 30, 2003, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate.

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

Capital Resources

Management currently believes that its liquidity position will be adequate to satisfy the Company’s working capital requirements, professional and commercial liability insurance loss funding, funding of start-up locations, selected acquisitions, workers’ compensation collateral requirements, and income tax payments. The Company’s current source of liquidity is cash on hand and cash flow from operations and as a result, the Company is exposed to fluctuations in cash collection results. The Company has engaged a financial advisor to review capital structure alternatives necessary to support the Company’s growth plans. These alternatives include recapitalization of its debt obligations to take advantage of potential interest rate arbitrage opportunities and financing of potential acquisitions. However, there is no assurance that external financing to satisfy a preferred alternative will be obtained.

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

Contingent Liabilities and Commitments

The Company’s former workers’ compensation carrier requires the estimated loss reserve to be secured by surety bonds. As of June 30, 2003, the Company had posted $2.8 million cash as collateral for $4.0 million surety bonds. The carrier has the right to require the Company to post cash up to the loss reserve liability. In addition, all loss fund payments are made monthly from cash flow from operations.

The Company’s workers’ compensation insurance carrier requires a twelve month estimated loss reserve to be funded entirely with cash over the first ten months of fiscal 2003. This cash requirement is estimated to be $2.1 million, which is reduced by the monthly loss fund payments. The insurance carrier has the right to increase this cash requirement at the end of the first twelve months if the claim experience is greater than anticipated.

The Company believes that a repayment of some amount is probable for the open Medicare audit issue discussed in”Recent Developments” above. At this point in time the Company’s estimate of the liability is based upon the status of its review to date, and the settlement of similar claims made against other home health care providers. Based upon this estimate, the Company accrued a $0.36 million liability in the condensed consolidated financial statements for the nine months ended June 30, 2003. The ultimate resolution of this asserted claim may be different than the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

The Company has entered into employment agreements with certain employees of the Company which provide, amongst other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control of the Company or a failure of the Company to comply with any material terms of the agreements.

The following table represents a schedule of the Company’s contractual obligations and commitments as of June 30, 2003:

	Payments Due by Period (In thousands)

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations:
Long-term debt
Subordinated Notes	$22,350	$—	$—	$22,350	$—
Other notes payable	381	176	205	—	—
Operating leases	14,009	4,162	6,108	2,479	1,260

	$36,740	$4,338	$6,313	$24,829	$1,260

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on a hypothetical immediate 150 basis point increase in interest rates at June 30, 2003 and 2002, the market value of the Company’s Notes would be reduced by approximately $1.1 million and $1.5 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s Notes outstanding at June 30, 2003 and 2002 of approximately $1.2 million and $1.6 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

(a)        Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)        Changes in internal controls.There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(a)        Exhibits

31.1     Rule 13a-14(a)/15d-14(a) Certification

31.2     Rule 13a-14(a)/15d-14(a) Certification

32.1     Section 1350 Certification

32.2     Section 1350 Certification

(b)        Reports on Form 8-K

On May 12, 2003, the Company filed a Current Report on Form 8-K announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)
Date: August 12, 2003	By:	/s/ JAMES M. McNEILL

James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)