Form 10-K
period 2003-09-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2003-12-12
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 AND 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Common Stock $.01 par value

Common Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2003 based on a closing price of $4.95 per share, was $21,204,548. As of December 2, 2003 the number of shares of the registrant’s Common Stock outstanding was 6,882,479 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on February 6, 2004 is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

PEDIATRIC SERVICES OF AMERICA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2003

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the “Company”). When used in this Annual Report on Form 10-K, the words “may,” ‘targets,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. The Company cautions that various factors, including the factors described hereunder and those discussed in the Company’s other filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company’s ability to collect for equipment sold or rented, assimilate and manage previously acquired field operations, collect accounts receivables, including receivables related to acquired businesses and receivables under appeal, hire and retain qualified personnel and comply with and respond to billing requirements issues, including those related to the Company’s billing and collection system, nurse shortages, competitive bidding, HIPAA regulations, Average Wholesale Price (“AWP”) reductions, adverse litigation, workers’ compensation losses, availability and cost of medical malpractice insurance and reduced state funding levels and nursing hours authorized by Medicaid programs, the impact of changes resulting from the recently enacted Medicare Act, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements of the Company included in this Annual Report on Form 10-K.

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

Home care for pediatric patients, like home care generally, is often preferred over institutional care by patients and their parents or other care givers, as well as by payors. Patients and parents prefer home care due to the ability to care for the child in a nurturing environment with family involvement. Home care also minimizes the risk of cross-infection, eliminates privacy and safety concerns and permits a more gradual, and consequently more event-free transition of care-giving from the health care professional to the family. Payors prefer home care because it is generally more cost effective than institutional care.

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

Due to the specialized care required to treat pediatric illnesses and conditions, home nursing care is most effectively delivered to pediatric patients by nurses with experience in neonatal intensive care unit (“NICU”), pediatric intensive care unit (“PICU”) or equivalent experience. These specialized health care professionals are experienced in treating medically fragile children and administering required medications and other therapies. Pediatric patients typically require home nursing in shifts, in which nursing care is delivered eight to twenty-four hours per day, in contrast to home nursing care for geriatric patients, in which nursing care is typically provided on a short duration “visiting nurse” basis.

Like pediatric patients, young adult home care patients, who range in age from 19 to 64 years, often require long-term care from private duty nurses. Young adult patients suffer from such disorders as muscular dystrophy, cystic fibrosis, hemophilia, cardiovascular disorders and cancer. Many young adult patients suffer injury and significant disabilities from accidents or other forms of trauma. Many of these disorders and illnesses require lifelong treatment. Frequently, a young adult patient receives home care as a continuation of a pediatric home care treatment regimen. A large percentage of young adult patients are covered by private health insurance, with the remainder covered by Medicaid.

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

Growth Strategies.    The Company continues to pursue its strategy of providing services nationwide through a combination of both internal and external growth initiatives. The Company’s model for growth develops a market matrix strategy which seeks to capitalize on geographic areas based upon demographics, licensure requirements and reimbursement opportunities where the Company can provide each of its three core products and services: (i) Private Duty Nursing and PPEC Centers, (ii) Respiratory Therapy and Home Medical Equipment and Services (“RT/HME”) and (iii) Specialty Pharmacy and Infusion Therapy Services (“Pharmacy”). This will enable the Company to achieve the degree of density necessary to leverage its capabilities and impact payors and referral sources to maximize its profit and growth potential. The specific market combinations are determined by planning initiatives using internal expertise and external consultation.

Based upon experience in markets where the Company has all three of its core services and products, the Company believes that significant competitive advantages can be realized resulting in expanded market share and improved overall operating margins in these markets. The Company will also seek to develop combinations of services in secondary and tertiary markets based on local and regional opportunities.

The Company’s business development objectives are formulated to create action plans to realize these opportunities. For fiscal year 2003, these objectives included: opening two new PPEC centers within Georgia and Florida where Medicaid funding is already in place; obtaining funding and initiating PPEC pilot programs in states where the Company has well established private duty nursing operations; expanding the Company’s hemophilia factor business into geographic markets where other infusion services are already provided by the Company; evaluating acquisition opportunities which reinforce the market matrix model for growth and expanding injectable medication programs in key markets for select national payors. The Company was able to achieve substantially all of these objectives during fiscal year 2003. Business development objectives for fiscal year 2004 include: continued expansion of PPEC centers in Georgia and North Carolina; continued geographical expansion of the Company’s hemophilia factor business; leveraging its competitive position in the eastern Pennsylvania market with the fully integrated nursing operations acquired in January 2003 from Health Med One, Inc. doing business as Advanced Health Care; restructuring the sales and marketing organization to improve effectiveness, particularly its ability to articulate and communicate the value proposition that the Company’s services provide to state Medicaid programs and managed care payors; continued expansion of injectable medication programs in key markets for select national payors and evaluation and realization of acquisition opportunities which reinforce the market matrix model for growth.

Funding of these development plans will be prioritized using the capital rationing criteria articulated under the “Liquidity and Capital Resources” sub-section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section on page 22.

Products, Services and Operations

Products and Services

The Company provides a broad range of healthcare services and products principally for children and, to a lesser extent, young adults and geriatric patients. The Company defines pediatric as age nineteen and younger with the remainder defined as adult. The following table summarizes both products and services based upon estimated percentages of net billings of each major category for the periods indicated.

All periods include reclassifications:

	Year Ended September 30,
	2003	2002	2001
	% Total	% Total	% Total
Pediatric Home Health Care
Nursing and PPEC	43.1%	45.3%	46.7%
Respiratory Therapy Equipment and Services	8.4%	9.1%	9.2%
Pharmacy	25.7%	23.5%	22.5%

Total Pediatric Home Health Care	77.2%	77.9%	78.4%

Adult Home Health Care
Nursing	5.0%	5.8%	6.1%
Respiratory Therapy Equipment and Services	9.7%	9.8%	9.3%
Pharmacy	8.1%	6.5%	6.2%

Total Adult Home Health Care	22.8%	22.1%	21.6%

Total	100.0%	100.0%	100.0%

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

The Company has approximately 3,100 registered or licensed pediatric nurses on its active nursing registries. Due to the special needs and acuity of care of pediatric patients generally, the Company requires that its nurses have training with pediatric patients. Most of the Company’s nurses have expanded pediatric experience, such as NICU, PICU or equivalent experience.

Prior to the discharge of a medically fragile child from the hospital, referral sources generally make arrangements for nursing services before making arrangements for other health care services such as equipment or infusion. Consequently, a high quality and well-trained nursing service can help market the Company’s other pediatric product lines and services based on patient needs.

Prescribed Pediatric Extended Care (“PPEC”).    The Company’s PPEC centers are currently located in Florida, Georgia and North Carolina. These centers provide, among other services, daily medical care and physical, occupational and other forms of therapy for medically fragile children. The children receive nursing supervision and/or physical, occupational and other therapies in a setting that allows for socialization and education of the children.

Pediatric Respiratory Therapy and Home Medical Equipment and Services (“RT/HME”).    The Company provides respiratory therapy equipment services to pediatric patients in the home. The services include (i) the rental, sale, delivery and setup in accordance with physician prescriptions of equipment, such as ventilators, oxygen concentrators, liquid oxygen systems, high pressure oxygen cylinders, apnea monitors and nebulizers, (ii) periodic evaluation and maintenance of the equipment and (iii) delivery and setup of disposable supplies necessary for the operation of the equipment. The Company’s branch offices provide rental of home medical equipment as well as mail order programs for the provision of a broad range of home health care supplies. The Company provides these services to patients with a variety of conditions, including obstructive and restrictive pulmonary diseases, neurologically related respiratory problems, cystic fibrosis, congenital heart defects and cancer. The Company utilizes skilled registered respiratory therapists, certified respiratory therapy technicians, and other qualified health professionals to provide these services. The Company also provides training to patients and their families in equipment use and service through emergency on-call technicians. In addition, the Company provides rental, sale and service of home medical equipment and respiratory therapy services to adult and pediatric patients with a focus on high-tech products including ventilators, oxygen concentrators, liquid oxygen systems, continuous positive airway pressure devices (“CPAP”), bi-level respiratory assist devices (“Bi-PAP”), and oximetry and apnea monitors. These services are provided to patients upon their discharge from the hospital as well as after the Company’s nursing services are no longer required.

Specialty Pharmacy and Infusion Therapy Services (“Pharmacy”).    The company provides pharmaceutical products and services for its patients in the home or physician’s office. Pharmacy services include clinical drug management, patient counseling, compliance monitoring, side effect management, educational information and reimbursement services for complex drug regimens. Specialty pharmacy provides self-injectable biotech medications for chronic diseases while infusion therapy involves the intravenous administration of nutrients, antibiotics and other medications. The number of therapies that can be administered safely in the home has increased significantly in recent years because of technological innovations in infusion equipment and advances in drug therapy. Consequently, a broad range of drug therapies are now considered safe and effective for treatment in the home. These in-home therapies reduce the need for emergency room visits, decrease the number of days patients stay in the hospital and are generally preferred by patients, their families and caregivers, as well as referring physicians and payors.

The Company provides a range of pharmacy and infusion therapies, including antibiotic and other anti-infective therapies, total parenteral nutrition therapy, pain management therapy, growth hormone therapy, hemophilia therapy, immunomodular therapy and chemotherapy. The Company also provides specialty infusion therapies intended to meet the needs of patients with a variety of serious infections such as osteomyelitis, bacterial endocarditis, cellulitis, septic arthritis, wound infections, recurrent infections associated with the kidney and urinary tract, and AIDS. In addition, the Company provides drug therapies to terminally or chronically ill patients suffering from acute or chronic pain, patients with impaired or altered digestive tracts due to gastrointestinal illness, patients suffering from various types of cancer, patients requiring treatment for congestive heart failure and patients with chronic conditions such as hemophilia, cystic fibrosis, juvenile rheumatoid arthritis, multiple sclerosis, and endocrinology disorders. The Company’s specialty infusion therapy services are provided by its staff of licensed pharmacists and administered by its nursing staff. The Company currently supports the home infusion therapy market through its pharmacy locations.

The Company also operates a mail order medication service that provides physician prescribed unit dose medications to respiratory therapy patients. The Company offers its patients medication in a premixed unit dose form as well as professional clinical support and claims processing. The Company employs licensed pharmacists to assist with its unit dose medication services business.

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

Operations

Recruiting, Training and Retention of Professional Staff

The Company’s pediatric services are generally provided by skilled pediatric nurses and skilled respiratory therapists. Nurses typically have pediatric, NICU, PICU or equivalent experience, a nursing license and current CPR certification. Each nurse must pass a written pediatric competency and medication exam and provide employment references. Therapists generally have a minimum of one year prior experience and current CPR certification, and must provide employment references as well. Under the Company’s pediatric nursing training program, nurses are required to attend an orientation program where they are trained in aspects of home health care, such as equipment use, that differ from institutionally provided health care. If qualified, nurses receive additional training in the use of ventilators and other home respiratory equipment. The Company requires its nurses to attend continuing education sessions on safety and techniques in home health care. Further, the Company offers its nurses periodic continuing education courses and professional seminars on various topics in home health care to assist in the retention of qualified personnel. As of September 30, 2003, the Company had approximately 3,300 licensed or credentialed nurses, therapists, and pharmacists on its staff and active registries.

To provide a qualified, reliable nursing and therapy services staff, the Company continuously recruits registered nurses, licensed practical nurses, home health aids and technical specialists, and offers training and other programs to encourage retention of these professionals. The Company recruits primarily through internet websites, advertising, employment fairs, direct mail and employee referral programs that use rewards and other benefit programs to encourage new employee referrals by existing employees. The healthcare industry in total and the home health industry more acutely, have been experiencing difficulties in recruiting qualified nurses due primarily to career shortages and lack of enrollment in nurse training programs. As a result, the Company has two nurse recruiting specialists on staff that provides support services to local nurse recruiting efforts to maximize their effectiveness. Furthermore, current indications suggest that the supply of licensed qualified nurses will continue to decline in the foreseeable future.

Quality Assurance

The Company has an established quality assurance program for the implementation and monitoring of service standards. The Company’s quality assurance program includes audits, surveys, assessments and evaluations as well as other measures designed to ensure compliance with the documentation and operating procedures required by federal, state and local law, as well as Company internal standards. The Company’s Compliance Officer oversees the results of these quality assurance audits and implements changes where necessary.

The Company and all its branch offices are fully accredited by the Community Health Accreditation Program or CHAP. CHAP is a national leader in the accreditation of community-based organizations, has a keen understanding of the home health industry and is a recognized accreditation body by payors. CHAP offers “real world” based survey processes, standards, and expectations. CHAP is an independent subsidiary of the National League for Nursing. The NLN is known for its commitment to community education and excellence.

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

Branch Office Network

The Company currently provides its health care services through a network of over 120 branch offices, including satellite offices and branch office start-ups, located in 22 states. The Company seeks to address local market needs through its branch office network. Each branch office conducts local marketing efforts, recruits personnel and coordinates patient care. The Company believes that the business of providing health care services is local in nature and is most effective if each branch office is proactive and/or reactive to and meets the needs of the local community. While allowing its branch office managers sufficient autonomy to address local needs, the Company provides its branch office managers support and direction from the Corporate office including, training, comprehensive policies and procedures and standardized operating systems. In addition, the Company’s local market staff routinely collaborates with the appropriate community and regulatory authorities on behalf of the Company and its patients. For financial reporting purposes, the Company’s branch offices are aggregated into three reportable segments based on their primary line of business in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Investor Relations

The Company maintains an Investor Relations Department that seeks to facilitate effective communication between the Company and its shareholders within the limitations of applicable regulations. The Company recently engaged an investor relations firm to assist in raising its visibility to institutional investors and brokerage firms. The Investor Relations Department is also charged with implementation of the Company’s corporate governance guidelines as they relate to the investing public.

Management Information Systems

The business of the Company depends in part upon its ability to input, store, retrieve, process and manage billing and collection information for each patient. The Company’s internally developed “Encore” system provides substantially all of the Company’s locations with immediate access to patient, contract, and payor information and supports substantially all necessary billing, cash posting, and collection services. The Company continues to make improvements in billing functionality to comply with payor contract requirements. The Company plans to continue extending electronic billing and funds transfer capabilities to more payors. The Company continues to invest in upgrades to its technical infrastructure to maximize information system reliability, data integrity and disaster recoverability. There can be no assurance that the Company’s information systems will continue to perform as expected, or that further development will not be required. Failure of the Company’s management information systems to perform as expected could have a material adverse effect on the Company’s business, financial condition and results of operations.

Internal Audit

The Company maintains an internal audit function that reports directly to the Audit Committee of the Board of Directors. The primary role of the internal audit function is to execute the branch office audit program, designed and approved by the Audit Committee. Ongoing risk assessments are performed to indicate which branch offices are to be selected for transaction and process control tests.

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

The following are the estimated percentages of the Company’s net revenue from continuing operations attributable to reimbursement from various payors for the health care services the Company currently provides, for the periods presented:

Payor	Year Ended September 30, 2003	Year Ended September 30, 2002
Commercial Insurance and Other Private Payors	52%	50%
Medicaid and Other State Programs	40%	43%
Medicare and Other Federal Programs	8%	7%

Total	100%	100%

During the past decade, federal and state governments and private payors have taken extensive steps intended to contain or reduce the costs of health care. These steps have included, among others, reduced reimbursement rates, changes in and reduction of services covered, increased prospective, concurrent and retrospective utilization review of services, negotiated prospective or discounted contract pricing and adoption of a competitive bid approach to service contracts. Cost containment efforts are expected to continue in the future. Home health care, which is usually less costly than hospital-based care, generally has benefited from certain of these cost containment efforts. As expenditures on home health care services have grown, however, initiatives aimed at reducing the cost of health care delivery in non-institutional settings have increased. Many state Medicaid programs, in an effort to contain the cost of health care and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Likewise, the federal government, through legislation and regulation, has acted repeatedly to limit expenditures for health care, including home health services and home medical equipment. For further information see the Health Care Reform section below. A significant change in coverage or a reduction in payment rates for the types of services provided by the Company could have a material adverse effect upon the Company’s business.

Laws and Regulations

General.    The Company’s business is subject to extensive and frequently changing state and federal regulation. State laws regulate several aspects of its business, including home health, durable medical equipment, oxygen services, and home infusion therapy services (including certificates of need and licensure requirements in certain states) and dispensing, distributing and compounding of prescription products. The Company also is subject to certain state laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a financial relationship exists between a referring physician and the entity providing the service. Federal laws governing the Company’s activities include regulation of pharmacy operations and regulation under the Medicare and Medicaid programs relating to, among other things, certification of home health agencies and reimbursement. Federal fraud and abuse laws prohibit or restrict, among other things, the payment of remuneration to parties in a position to influence or cause the referral of patients or business, as well as the filing of false claims.

Changes in or new interpretations of these laws could have an adverse effect on the Company’s methods and costs of doing business. Further, failure of the Company to comply with such laws could adversely affect the Company’s ability to continue to provide, or receive reimbursement for, its equipment and services, and also could subject the Company and its officers and employees to civil and criminal penalties. There can be no assurance that the Company will not encounter regulatory impediments that could adversely affect its ability to open new branch offices or to expand the services currently provided at its existing branch offices.

Medicare and Medicaid Regulations.    As a provider of services to the Medicare and Medicaid programs (“Programs”), the Company is subject to federal and state laws and regulations governing reimbursement procedure and practices. These laws include the Medicare and Medicaid fraud and abuse statutes and regulations, which prohibit the payment or receipt of any form of remuneration in return for referring business or patients to providers for which payments are made by a governmental health care program. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Programs and imprisonment. In addition, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), expanded the government’s fraud and abuse enforcement powers. HIPAA, among other provisions, expands the government’s authority to prosecute fraud and abuse beyond Medicare and Medicaid to all payors; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted. These laws also include a prohibition on referrals contained in the Omnibus Budget Reconciliation Act of 1989 (“Stark I”), which prohibits referrals by physicians to clinical laboratories where the physician has a financial interest, and further prohibitions contained in the Omnibus Budget Reconciliation Act of 1993 (“Stark II”), which prohibits such referrals for a more extensive range of services, including home health and durable medical equipment. Various federal and state laws impose civil and criminal penalties against participants in the Programs who make false claims for payment for services or otherwise engage in false billing practices.

Many state laws prohibit the payment or receipt (or the offer of) anything of value in return for, or to induce, a referral for health care goods or services. In addition, there are several other statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these state laws vary from state to state, are often vague and have sometimes been interpreted inconsistently by courts and regulatory agencies. Private insurers and various state enforcement agencies have also increased their scrutiny of health care providers’ practices and claims, particularly in the home health and home medical equipment sectors.

In recent years, enforcement of federal fraud and abuse laws, and regulatory scrutiny generally, have increasingly focused on the home health care industry. For example, the government has implemented Operation Restore Trust, a federal investigatory initiative focused on home health, home medical equipment and skilled nursing facility providers. It also has implemented “wedge” audits, which involve a review of a small sample of patient records to identify non-compliance and project an error rate for all claims in a discrete period. Periodic and random audits by intermediaries or by state Medicaid agencies may result in delays in receipt or adjustments to the amounts of reimbursement received under the Medicare, Medicaid or Medicaid Waiver Programs. In 2003, CMS launched “Operation Wheeler Dealer” to curb Medicare program abuse of power wheelchairs, resulting in a freeze on the issuance of new DME supplier numbers.

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

Regulation of Certain Transactions.    The Social Security Act, as amended by HIPAA, provides for the mandatory exclusion of providers and related persons from participation in the Programs if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Programs or relating to neglect or abuse of patients. Further, individuals or entities may be, but are not required to be, excluded from the Programs in circumstances including, but not limited to, convictions relating to fraud; obstruction of an investigation of a controlled substance; license revocation or suspension; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Programs, against whom a civil monetary penalty related to the Programs has been assessed, or who has been convicted of a crime described in this section. The illegal remuneration provisions of the Social Security Act make it a felony to solicit, receive, offer to pay, or pay any kickback, bribe, or rebate in return for referring a patient for any item or service, or in return for purchasing, leasing or ordering any good, service or item, for which payment may be made under the Programs. Other provisions in HIPAA proscribe false statements in billing and in meeting reporting requirements and in representations made with respect to the conditions or operations of providers. A violation of the illegal remuneration statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five years and/or a fine of up to $25,000. Further, a civil action to exclude a provider from the Programs could occur. There are also other civil and criminal statutes applicable to the industry, such as those governing false billings and the new health care/services offenses contained in HIPAA, including health care/services fraud, theft or embezzlement, false statements and obstruction of criminal investigation of offenses. Criminal sanctions for these new health care criminal offenses can be severe. Sanctions for a fraud offense, for example, include imprisonment for up to 20 years.

Legal Compliance.    The Company maintains a compliance program designed to minimize the likelihood that it would engage in conduct or enter into contracts in violation of the fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved by the managed care and/or legal departments. The Company also maintains various educational programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of its policy of strict compliance in this area. The Company has established a toll-free Compliance Hotline to assist in its commitment to ethical conduct throughout the Company. While the Company believes its operations comply with applicable laws and regulations, it cannot provide any assurance that further administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on the Company’s business.

Medicare Certification.    Federal regulations governing the Medicare program are also applicable to the Company. Regulations for Medicare reimbursement include an annual review of health care operations and personnel and provide criteria for coverage and reimbursement. The Company is Medicare certified to provide nursing services in 13 states, as required.

Permits and Licensure.    Many states require licensure of companies providing pharmacy services, home health care services, home infusion therapy products and services and other products and services of the type offered by the Company. The Company currently is certified as a home health agency in 13 states, a home care agency in 12 states and a pharmacy in seven states. The Company also provides unit dose medications by mail order to various states. The Company has obtained licenses for its mail order services from such states and is in the process of obtaining licenses in other states for future expansion.

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

HIPAA.    HIPAA’s Administrative Simplification rules mandate that all health care providers, payors and clearinghouses (Covered Entities), standardize the use, storage and transfer of electronically transmitted personally identifiable health care information. These rules also give patients greater access to their own medical information and more control over how their information is used. HIPAA requires that Covered Entities adopt detailed procedures for protecting the privacy and security of electronically transmitted health care information, including employee training, written notices of privacy practices, written authorizations and sanctions for non-compliance. Subject to certain exceptions, the HIPAA regulations give health care providers a period of 26 months from the effective date of the final rules to achieve compliance with the rules’ requirements.

HIPAA’s standard transaction and code set rules mandate that Covered Entities, including the Company, transmit claims and certain related healthcare information in standardized formats and data sets. Compliance was required on October 16, 2003, but many payors, including most state Medicaid agencies, were not in compliance by that date. Most Medicaid agencies are running dual systems to accommodate HIPAA compliant transactions as well as non-compliant transactions. Some states, however, are running only HIPAA compliant systems and other states are not yet HIPAA compliant. There is uncertainty as to when those states using dual systems will discontinue their non-HIPAA compliant systems. These uncertainties surrounding claims processing as a result of HIPAA’s standard transaction and code set rules, which uncertainties are outside of the control of the Company, could result in delayed reimbursement by some payors, including Medicaid agencies, and could have a material adverse effect on the Company’s financial position.

The full effect of HIPAA’s Administrative Simplification Rules is not yet known, in part because compliance with the security rules is not mandated until April 2005, and also because further amendment of the regulations is likely. The Company has formed a committee to coordinate the implementation of the HIPAA regulations, has appointed a privacy officer and a security officer, and has established a timeline for full implementation of the guidelines by the mandated compliance deadlines. Nevertheless, there can be no assurance that these and other changes will not materially and adversely affect the business and financial condition of the Company.

Health Care Reform

In recent years, the health care industry has undergone significant changes driven by various efforts to reduce costs, including efforts at national health care reform, trends toward managed care, limits in Medicare and Medicaid coverage and reimbursement levels, consolidation of health care distribution companies and collective purchasing arrangements by office-based health care practitioners. The impact of third-party pricing pressures and low barriers to entry has dramatically reduced profit margins for health care providers. Continued growth in managed care and capitated plans has pressured health care providers to find ways of becoming more cost competitive, and also led to consolidation of health care providers in the Company’s market areas. The Company’s potential inability to react effectively to these and other changes in the health care industry could adversely affect its operating results. The Company cannot predict whether any new health care reform efforts will be enacted and what effect any such reforms may have on the Company or its customers and payors.

Political, economic and regulatory influences are subjecting the U.S. health care industry to extensive and dynamic change, and many competing proposals have been introduced in Congress and various state legislatures to reform the health care system. It is possible that health care reform at the federal or state level, whether implemented through legislation or through action by federal or state administrative agencies, would require the Company to make significant changes in the way it conducts business. Certain aspects of health care reform, such as proposed reductions in Medicare and Medicaid payments, competitive bidding for durable medical equipment, or the imposition of co-payments, if successfully developed and adopted, could have a material adverse effect upon the Company’s business.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act), passed by Congress in November 2003 and signed into law in December 2003, represents an important change to Medicare. While the more immediately visible changes mandated by the Act relate to extension of the Medicare benefit to prescription drug coverage, other aspects may impact the operations and profitability of health care providers, including the Company. For instance, the Act mandates a phased-in competitive bidding process for Medicare procurement of certain durable medical equipment (DME), commencing in the ten (10) largest Metropolitan Statistical Areas (MSAs) in 2007, followed by the next eighty (80) largest MSAs in 2009. Moreover, the Secretary of the Department of Health & Human Services (Secretary) has the authority to apply competitive bidding nationally—for the highest cost, highest volume items and services and those items and services that the Secretary determines have the “largest savings potential.” There will also be at least a five (5) year freeze in the Consumer Price Index (CPI) update for reimbursement rates for DME where competitive bidding prices are not applicable. In addition, commencing in 2005, reimbursement for certain items and services (e.g., oxygen and oxygen equipment) that are not subject to competitive bidding will be capped at the 2002 rate or the “Median FEHP Price” established in 2002, whichever is lower.

Under the Act, reimbursement for infusion drugs is set at ninety-five percent (95%) of Average Wholesale Price (AWP) in effect on October 1, 2003, and then will be subject to competitive bidding starting in 2007. Inhalation drugs will be paid at eighty-five percent (85%) of AWP in 2004, with 2005 reimbursement based on the Average Sales Price (ASP) plus six percent (6%) for the drug, updated quarterly.

A number of other pilots and demonstrations are mandated by the Act, signaling the likelihood of continued re-design of certain aspects of the Medicare program. While the impact of the 2003 reforms of Medicare on the Company cannot yet be determined, particularly since implementing regulations have not yet been promulgated, these and other changes may have a material adverse effect on the Company’s operations and financial results. There can be no assurance that the Company will not face increased margin pressures from reimbursement changes.

The current fiscal crises faced by the states in a period of economic downturn have caused Medicaid agencies in many states to restrict eligibility or reduce benefits, as well as step up their regulatory scrutiny of purchased health care services. In addition, the Benefits Improvement and Protection Act of 2000 mandated a phase-out of intergovernmental transfer transactions by states whereby states inflate the payments to certain public facilities to increase their federal matching funds. This action reduces federal support for a number of state Medicaid plans, and in turn may cause states to reduce payments to all providers. There can be no assurance that state budget constraints or other factors will not cause states to reduce Medicaid reimbursement or that payments will be made on a timely basis, thereby adversely affecting payments made under these Medicaid programs. It is not possible at this time to predict what, if any, further reforms will be adopted, or when such reforms will be adopted and implemented. No assurance can be given that any such reforms will not have a material adverse effect upon the Company’s business, results of operations, and financial condition.

Employees

As of September 30, 2003, the Company’s health care and related services operations employed, or had on registry, approximately 3,300 licensed or credentialed nurses, therapists and pharmacists, and approximately

1,100 full-time employees and 400 part-time employees. The Company believes that its relationship with its employees is good.

Environmental Matters

Medical facilities are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations, such as air and water quality control requirements, waste management requirements and requirements for training employees in the proper handling and management of hazardous materials and wastes. The Company’s typical branch office facility operations include, but are not limited to, the handling, use, storage, transportation, disposal and/or discharge of hazardous, toxic, infectious, flammable and other hazardous materials, waste, pollutants or contaminants. These activities may result in injury to individuals or damage to property or the environment and may result in legal liability damages, injunctions, fines, penalties or other governmental agency actions. The Company is not aware of any pending or threatened claim, investigation or enforcement action regarding environmental issues, which, if determined adversely to the Company, would have a material adverse effect upon the capital expenditures, earnings, or competitive position of the Company.

Available Information

The Company’s principal executive offices are located at 310 Technology Parkway, Norcross, Georgia 30092. The telephone number at that address is (770) 441-1580.

A copy of this Annual Report on Form 10-K, as well as the Company’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available free of charge, on the Internet at the Company’s website www.psakids.com as soon as reasonably practicable after the Company files such reports with, or furnishes such reports to, the SEC. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document. The Company’s reports are also available free of charge by mail upon written request to the Company’s Secretary at the address listed above.

In addition, the Company has posted the charters for its Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, as well as its Code of Ethics and Business Conduct, on its website. The Company will provide a copy of these documents to stockholders upon request.

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

On February 27, 2001, Plaintiffs’ Motion for Class Certification was granted by the Court. Fact discovery in the case closed on July 31, 2001. On September 5, 2002, Plaintiffs moved for leave to file a Second Amended Complaint and to expand the class period. The proposed Second Amended Complaint purported to expand the class to include all persons who purchased the Company’s stock between November 11, 1996 and July 28, 1998. The Court denied Plaintiffs Motion on October 12, 2001.

In January, 2002, the parties entered into a Stipulation of Settlement settling all claims asserted in the lawsuit against all parties for a total of $3.2 million, subject to court approval (the “Class Settlement”). On March 14, 2002, following a hearing on the fairness, reasonableness and adequacy of the proposed settlement, the Court entered an Order approving the settlement. The time for appeal of the Settlement Order has expired and no appeal has been taken. Under the terms of the settlement, the $3.0 million contribution of the Company to the settlement was fully funded by its insurance carrier under its Directors and Officers insurance policy. On November 24, 2003, the Court entered an Order granting Plaintiffs’ motion to approve Claims Administration.

On July 28, 1999, a civil action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of Tennessee. The action was filed by Phyllis T. Craighead and Healthmark Partners, LLC, as well as a liquidating trust apparently established to wind up the business affairs of their corporation, Kids & Nurses, Inc. In the original complaint, in general, the plaintiffs alleged that the defendants violated Federal and Tennessee Securities Laws and committed common law fraud in connection with the Company’s purchase of Kids & Nurses, Inc. in November, 1997. The plaintiffs sought actual damages in an amount between $2.5 million and $3.5 million, plus punitive damages and the costs of litigation, including reasonable attorneys’ fees. On September 24, 1999, the defendants filed a motion to dismiss the complaint on both substantive and procedural grounds. On December 20, 1999, the plaintiffs filed an amended complaint in which they withdrew their claims under the Federal Securities Laws, and added claims under Georgia’s securities laws. The plaintiffs also filed a brief in response to the Company’s motion to dismiss. On February 1, 2000, the defendants filed an amended motion to dismiss addressing the allegations of the amended complaint. On March 29, 2001, the motion to dismiss was denied without prejudice pending a ruling by the Tennessee Supreme Court on an unrelated case. On May 2, 2001, the Company and the individuals named as defendants filed their answer, denying liability. On May 8, 2002, the case was dismissed with prejudice, subject only to the Plaintiffs’ reservation of their rights to participate in the Class Settlement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the Company’s fiscal year ended September 30, 2003, no matter was submitted to a vote of the Company’s stockholders through the solicitation of proxies or otherwise.

ITEM 4 (A).    EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company including their ages as of the date of this Annual Report on Form 10-K, their principal occupations for at least the past five years, the year in which each was elected and any directorships held by them in other public companies.

Joseph D. Sansone (60) has been a member of the Board of Directors, President and Chief Executive Officer of the Company since its formation in 1989. From 1987 until the formation of the Company, Mr. Sansone was President of Ambulatory Services of America, Inc. (“ASA”), a wholly-owned subsidiary of Charter Medical, the Company’s former parent. Prior to joining Charter Medical, Mr. Sansone was employed by American Medical International, Inc. (“AMI”) from 1968 to 1987. From 1985 to 1987, Mr. Sansone also served as Vice President of AMI Home Health Equipment Centers, a division of AMI specializing in durable medical equipment sales and rentals.

James M. McNeill (45) joined the Company in 1996. Mr. McNeill has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since April, 1999. Mr. McNeill also served as Chief Accounting Officer of the Company from July, 1997 to April, 1999. Prior to joining the Company, Mr. McNeill was employed in a senior financial management position with Golden Peanut Co., an agribusiness company from 1991 to 1995. In addition, Mr. McNeill has worked in a variety of financial analysis and reporting positions with General Electric Company, Harris Corporation and Scientific-Atlanta Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At September 30, 2003, there were approximately 85 shareholders of record and an estimated 1,800 beneficial owners holding stock in nominee or “street” name. The Company has paid no dividends on its Common Stock. The Company intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Price Range of Common Stock

The Company’s Common Stock currently trades on the Nasdaq National Market under the Symbol “PSAI”. The following table sets forth the quarterly high and low sale prices for the Common Stock for the periods indicated through September 30, 2003.

	High	Low
2003
First Quarter	$7.24	$5.25
Second Quarter	$7.50	$4.88
Third Quarter	$6.79	$4.50
Fourth Quarter	$9.75	$6.11

2002
First Quarter	$8.90	$6.65
Second Quarter	$14.10	$7.82
Third Quarter	$12.05	$6.50
Fourth Quarter	$7.05	$4.62

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended September 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of operations data (1) (2):
Net revenue	$215,592	$197,459	$184,090	$186,366	$214,353
Costs of goods and services	117,945	106,709	98,904	102,624	118,575
Other operating costs and expenses
Salaries, wages and benefits	40,144	38,426	33,938	33,888	39,545
Business insurance	7,065	4,795	4,322	3,966	3,252
Overhead	15,293	14,325	13,302	13,388	17,100

Other operating costs and expenses	62,502	57,546	51,562	51,242	59,897
Corporate, general and administrative
Salaries, wages and benefits	13,838	13,351	12,978	13,071	12,530
Business insurance	319	284	277	270	88
Professional services	2,125	1,783	1,973	2,325	3,045
Overhead	2,749	2,848	2,793	2,885	2,846

Corporate, general and administrative	19,031	18,266	18,021	18,551	18,509
Provision for doubtful accounts	1,475	1,930	2,866	6,382	21,587
Depreciation and amortization	4,054	4,069	7,272	8,050	8,826
Impairment of intangible assets	—	—	—	—	29,464

Operating income (loss)	10,585	8,939	5,465	(483)	(42,505)
Interest income	138	167	607	575	—
Interest expense	(2,429)	(2,766)	(4,013)	(7,609)	(14,912)
Gain on early extinguishment of debt	100	417	3,396	10,299
Loss on sale of business	—	—	—	—	(1,041)
Other income	56	—	32	61	581

Income (loss) from continuing operations before minority interest, income tax expense (benefit)	8,450	6,757	5,487	2,843	(57,877)
Minority interest in loss of subsidiary	—	—	—	—	174

Income (loss) from continuing operations before income tax expense (benefit)	8,450	6,757	5,487	2,843	(57,703)
Income tax expense (benefit)	3,323	(6,943)	—	—	—

Income (loss) from continuing operations	5,127	13,700	5,487	2,843	(57,703)
Income from discontinued operations, net of tax	—	—	—	—	2,581
Gain on disposal of discontinued operations, net of tax	—	361	—	25,802	—

Net income (loss)	$5,127	$14,061	$5,487	$28,645	$(55,122)

Denominator share data:
Denominator for basic income (loss) per share-weighted average shares	6,861	6,791	6,683	6,655	6,652
Effect of dilutive securities:
Stock options	235	359	252	—	—

Denominator for diluted income (loss) per share-weighted average shares	7,096	7,150	6,935	6,655	6,652

Income (loss) per share data:
Basic net income (loss) per share data:
Income (loss) from continuing operations	$0.75	$2.02	$0.82	$0.43	$(8.67)
Income from discontinued operations, net of tax	—	—	—	—	0.38
Gain on disposal of discontinued operations, net of tax	—	0.05	—	3.87	—

Net income (loss)	$0.75	$2.07	$0.82	$4.30	$(8.29)

Diluted net income (loss) per share data:
Income (loss) from continuing operations	$0.72	$1.92	$0.79	$0.43	$(8.67)
Income from discontinued operations, net of tax	—	—	—	—	0.38
Gain on disposal of discontinued operations, net of tax	—	0.05	—	3.87	—

Net income (loss)	$0.72	$1.97	$0.79	$4.30	$(8.29)

Balance sheet data:
Working capital	$30,524	$31,337	$30,559	$34,339	$60,609
Total assets	107,721	102,068	97,298	105,593	177,631
Long-term obligations, net of current portion	20,515	24,642	32,377	45,489	137,297
Total stockholders’ equity	61,063	55,774	41,150	35,531	6,886

1)	All amounts have been restated to reflect the Company’s paramedical testing business, Paramedical Services of America Inc., sold in fiscal 2000, as a discontinued operation.
2)	Earnings reflect the adoption of Financial Accounting Standards Board Statement No. 142 prohibiting the amortization of goodwill and intangibles with indefinite useful lives.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Selected Consolidated Financial Data and the audited Consolidated Financial Statements of the Company included in this report.

Recent Developments

Home Healthcare Industry Events & Updates

During fiscal 2003, a number of state legislatures were in session dealing with record budget deficits and contemplating cuts to Medicaid funding, some of which, if enacted, would reduce reimbursement levels for services provided by the Company. As is typically the case, many of the original proposals highlighted in the media were substantially modified either in committee or in the general sessions of the various legislatures. As of the date of this filing, the Company is not aware of any enacted state changes that would have a material adverse effect on the Company’s consolidated financial or liquidity position; however, some states are still considering rate or volume reductions which, if enacted could have a significant impact on the Company’s consolidated financial or liquidity position. In an effort to impact these legislative issues, the Company has engaged consultants in selected markets to directly present the Company’s cost saving strategies and related rate requests to the Medicaid program. As of the date of this filing, the Company has received positive indications from one state Medicaid commissioner to consider its reimbursement rate request. In addition, the Company has begun negotiations with another state Medicaid commissioner to pilot a program to more rapidly discharge hospitalized medically complex and medically fragile children into the Company’s care. These accelerated discharges should provide the state with significant cost savings and potentially motivate the state to increase the reimbursement rate for services provided by the Company. In addition, the Company’s local market staff routinely collaborate with the appropriate community and regulatory authorities on behalf of the Company and its patients.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act), passed by Congress in November 2003 and signed into law in December 2003, represents an important change to Medicare. While the more immediately visible changes mandated by the Act relate to extension of the Medicare benefit to prescription drug coverage, other aspects may impact the operations and profitability of health care providers, including the Company. For further information see the Health Care Reform section on page 15 above.

HIPAA’s standard transaction in data set rules mandate that Covered Entities, including the Company, transmit claims and certain related healthcare information in standardized formats and data sets. Compliance was required on October 16, 2003, but many payors, including most state Medicaid agencies, were not in compliance by that date. Most Medicaid agencies are running dual systems to accommodate HIPAA compliant transactions as well as non-compliant transactions. Some states, however, are running only HIPAA compliant systems and other states are not yet HIPAA compliant. There is uncertainty as to when those states using dual systems will discontinue their non-HIPAA compliant systems. These uncertainties surrounding claims processing as a result of HIPAA’s standard transaction and code set rules, which uncertainties are outside of the control of the Company, could result in delayed reimbursement by some payors, including Medicaid agencies, and could have a material adverse effect on the Company’s financial position.

In addition, a few states are experiencing internal problems with the administration of their Medicaid programs, which are temporarily disrupting payments of claims for services rendered by the Company. One of the states encountered three missed deadlines by its contractor for implementation of a new computer system designed to standardize its technology platform and facilitate faster claims payment. As a result, the state chose to make progress payments to providers without assigning those payments to specific claims for services rendered. The Company received some payment application instructions, however, the reconciliation of those payments is ongoing.

Company Events & Updates

During fiscal 2003, the Company appointed Dr. Susan J. Kelley to serve as a member of the Company’s Board of Directors in the Class III membership group. In October 2003, the Company appointed Mr. David Crane to serve as a member of the Board of Directors in the Class II membership group.

During the fourth quarter of fiscal 2003, the Company hired Mr. Ken Wilson as Vice President for Sales and Marketing. Mr. Wilson’s leadership will further develop the Company’s sales capabilities as the Company implements its market matrix approach to home healthcare services. His experience in negotiating contracts with managed care payors should help the Company strengthen its contract portfolio and aggressively pursue patient referrals from these covered lives.

The Audit Committee recently engaged a national accounting firm to review its current internal audit department and perform an independent assessment of the internal audit function. The purpose of this assessment is to benchmark the scope of the Company’s audit program against other healthcare providers and refine the findings resolution process. This report should be delivered to the Audit Committee in the second quarter of fiscal 2004.

During fiscal 2003, the Company acquired the Pennsylvania assets of Health Med One, Inc., a Pennsylvania corporation doing business as Advanced Health Care, for a purchase price of $3.75 million in cash. The acquisition included Advanced Health Care’s pediatric private duty nursing facilities in York, Harrisburg, Allentown and Philadelphia, Pennsylvania. Revenues from these locations are estimated to exceed $7.0 million annually.

During fiscal 2003, the Company opened a new pilot PPEC in Raleigh, North Carolina. The Company believes this PPEC will be an important step in establishing the PPEC concept in the state of North Carolina, where the Company owns and operates seven private duty nursing locations as well as pharmacy and respiratory businesses. The Company believes that the potential exists to create a statewide network of centers in North Carolina and may use this relationship model in other states as well. On July 18, 2003, the Company announced the opening of two branch offices, to provide home medical equipment primarily for infants and children, in San Antonio, TX and Chesapeake, VA.

During fiscal 2003, the Company repurchased $4.0 million of its 10% Senior Subordinated Notes due 2008 (the “Notes”). The Notes were repurchased in private transactions for approximately $3.8 million cash, plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.1 million is reflected in the consolidated statements of operations. The aggregate principal amount of the Notes outstanding as of the date of this filing is $20.4 million.

During fiscal 2003, the Company engaged a financial advisor to review capital structure alternatives necessary to support the Company’s growth plans. These alternatives include recapitalization of its debt obligations to take advantage of potential interest rate arbitrage opportunities and financing of potential acquisitions. The Company has obtained a financing commitment and is presently negotiating the terms of a definitive credit agreement with a potential lender. However, there is no assurance that the negotiations will result in the completion of a new credit facility.

During fiscal 2003, as a result of a field audit by a Medicare carrier, the Company was notified of an asserted claim for recoupment of approximately $1.7 million of accounts receivable. The carrier claimed that incomplete clinical documentation was contained in the patients’ medical records to substantiate the payments for the services provided. The Company has investigated the assertion and has determined that the alleged insufficiency relates to information that is required to be maintained in the patient’s medical record.

During January 2003, the Medicare carrier notified the Company that it had begun recoupment of $1.7 million under audit against weekly disbursements made to the Company. As of April 28, 2003, the Company was notified by a representative of the Medicare carrier that upon further review a significant number of the patients contained in the original audit sample were deemed to have sufficient medical documentation and would be excluded from their reported findings. This revised the recoupment to $0.8 million plus accrued interest. Medicare has recouped this amount as of September 30, 2003. Among the issues under examination was the Company’s compliance with a local medical review policy (“LMRP”) requiring a specific type of documentation to be included in the patient’s medical record. As of April 1, 2003, the Medicare carrier rescinded the LMRP. While this action does not directly affect the audit sample, which pre-dates the rescission of the LMRP, the Company believes that arguments it intends to cite on appeal regarding the validity of the LMRP may be bolstered by the elimination of this requirement, however, the ultimate resolution of this issue as it pertains to the Company cannot be predicted at this time. The Company continues to believe that its documentation for substantially all the remaining patients in the audit sample is sufficient.

At this time, the Company believes that a repayment of some amount is probable. The Company’s estimate of the liability is based upon the status of its review to date, and the settlement of similar claims made against other home health care providers. Based upon this estimate, the Company accrued a $0.36 million liability reflected in the consolidated financial statements for fiscal 2003. The ultimate resolution of this asserted claim may be different from the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

Management will continue to assess its various growth opportunities, ranging from evaluation of acquisition alternatives in key markets, geographical expansion through the use of start-up branch offices, marketing initiatives’ impact on existing branch office growth, and technology improvements in order to ration capital available from operations.

Risk Management

On October 1, 2003, the Company completed its annual renewal of its risk management program and implemented several changes. The Company renewed its insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Per claim deductible limits remained at $1.0 million. The annual aggregate limit changed from no annual aggregate to $10.0 million. The policy amount increased from $10.0 million to $15.0 million with a significant increase in annual premiums. The Company has hired a full time risk manager with extensive homecare nursing and occupational medicine experience to strengthen the initial incident reporting and investigation process. The Company expects these process refinements to positively influence claim adjustment activities and ultimately, loss history.

The Company’s Risk Committee continues to monitor incident reporting and claim adjustment activity, reviews existing patient census and discharges high-risk cases where legally permissible. The Company continues to educate location staff on risk management procedures including appropriate nurse staffing decisions. The Company’s third party actuary has completed an analysis of the Company’s medical malpractice loss history and has quantified liability recognition under the new policy terms. Under the new medical malpractice policy, if the Company’s loss experience worsens it could have a material adverse effect on the Company’s financial results and liquidity position.

During fiscal 2003, the Company renewed its Directors, Officers and Corporate Liability Insurance Policy (“D & O”). Due to the turbulent conditions in the D & O market, the Company chose to reduce the amount of coverage from a $10.0 million limit to a $5.0 million limit.

During November 2003, the Company was notified by its former workers’ compensation carrier of its intent to reduce its surety bond collateral requirement by approximately $0.5 million. The surety bond carrier has, in turn, decreased its cash collateral requirement and refunded to the Company the same $0.5 million. Material changes to the fiscal 2004 workers’ compensation policy included the claim deductible increasing from $0.25 million to $0.35 million.

Operations

The Company has three reportable segments: (i) Nursing and PPEC, (ii) Respiratory Therapy, Equipment and Services and (iii) Pharmacy (See Note 12). The Company continues to experience downward pressure on its operating margins in two of the three segments. In the Nursing and PPEC segment, increased business insurance costs and increased staffing costs at start up PPEC centers contributed to lower margins in fiscal 2003 as compared to fiscal 2002. In the Pharmacy segment, increased product acquisition costs and decreased reimbursements on select hemophilia factor products contributed to the lower margin rates in fiscal 2003 as compared to fiscal 2002. The Company continues to monitor ongoing changes in the infusion drug delivery market and the alternatives available to various payors. If some of these alternatives are selected by various payors, there could be significant reductions to the Company’s future pharmacy revenues. In addition, the Company remains exposed to significant revenue fluctuations as a result of changes in service or usage levels by a limited number of hemophilia factor patients. The Company is expanding its capability to distribute injectable medication nationally and continues to assess opportunities for these injectables in selected payor patient populations. The Company’s marketing strategy is to capitalize on core product opportunities within these patient populations, as well as to expand product offerings. The Company has implemented a number of programs to try to improve operating margins which include: staffing reductions at selected locations including the corporate office, primarily through position eliminations, reductions in workforce and attrition; certain supplier relationships have been adjusted to yield cost savings while still satisfying business requirements; and full implementation of the nurse scheduling system (SHINE). The Company expects that the SHINE system will enable local management to more effectively utilize the availability of nurses in our registry and optimize the profitability of specific cases. In addition, the Company has engaged consultants and is currently in negotiations with a number of state Medicaid programs to identify additional opportunities for the Company’s private duty nursing and PPEC services which could provide the states with lower cost alternatives to existing care plans.

The Company continues to pursue a managed care marketing strategy which focuses on select key markets with unfulfilled market share potential. The Company’s regional managed care sales personnel work directly with branch office directors to increase local market share. Initiatives include: (1) identification of the dominant local market managed care companies and their provider networks, (2) coordinated marketing and contracting efforts, (3) relationship development and expansion with key referral sources, (4) appropriate patient intakes, (5) development of clinical outcome reporting to satisfy contractual obligations and demonstrate cost savings to the payor, and (6) effective coordination with local market Medicaid programs. During fiscal 2003, the Company hired a new Vice President for Sales & Marketing to consolidate the Company’s various marketing resources and programs and focus upon the above initiatives.

Source & Availability of Clinical Personnel

During the 13 weeks ending September 27, 2003, the Company experienced an increase in case hours staffed to 729,303 from 693,053 in the rolling 13 weeks ended June 28, 2003. The Company continues to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. Management believes that case hours staffed is the most appropriate measurement of nursing activity. To date, management has seen inconsistent results in a number of markets and will continue to assess and respond accordingly. Management anticipates that with the full implementation of SHINE, improvements in both un-staffed hours and gross margin levels should occur over time; however, there can be no assurance that this will occur.

Critical Accounting Policies

Net Revenue

Due to the nature of the health care industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates are the risk that they will need to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of September 30, 2003, the Company had no material claims, disputes or unsettled matters with third-party payors, nor were there any material pending settlements with third-party payors except as disclosed under the “Recent Developments” section above.

Net revenue represents the estimated net realizable amounts from patients, third-party payors and others for patient services rendered and products provided. Such net revenue is recognized as the treatment plan is administered to the patient and recorded at amounts estimated to be received under reimbursement arrangements with payors. Net revenues to be reimbursed by contracts with third-party payors are recorded at an amount to be realized under these contractual arrangements. Net revenues from Medicaid and Medicare are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants. In certain situations, the services and products are recorded separately. In other situations, the services and products are billed and reimbursed on a per diem or contract basis whereby the insurance carrier pays the Company one combined amount for treatment. Because the reimbursement arrangements in these situations are based on a per diem or contract amount, the Company does not maintain records that provide a breakdown between the service and product components.

The Company has developed a methodology to record the estimated net revenue as a result of the inherent time lag between certain patient treatments and input of the related information into its billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. The estimated net revenue from the inherent time lag was approximately 0.5% of net revenue for fiscal years ended 2003 and 2002, respectively. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

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

Allowance for Doubtful Accounts

In determining the adequacy of the allowance and related provision for doubtful accounts, the Company has developed a process that combines detailed analysis of historical collections and write-off activity with a detailed review of existing account balances meeting certain criteria and their likelihood of being collected at the amounts recorded. This detailed review involves both the assigned corporate reimbursement department personnel and the respective branch office location personnel assessing each patient claim that falls within prescribed age and amount criteria. These assessments are aggregated and compared to the results of the detailed analysis of historical collections to provide additional support to management in making the estimate of the allowance for doubtful accounts. Inherent in this estimate is the risk that it will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

Goodwill and Other Acquired Intangible Assets

Beginning in fiscal 2002, the Statement of Financial Accounting Standards (“SFAS”) No. 142 eliminates goodwill amortization from the consolidated statements of operations and requires an evaluation of goodwill for impairment on an annual basis, and more frequently if circumstances indicate a possible impairment. The Company performs its annual impairment test in the fourth quarter of each fiscal year. For these evaluations, the Company is using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. The Company completed the impairment test and, at September 30, 2003, there was no resulting impairment. Subsequent impairments, if any, would be classified as operating expense.

Intangible assets that meet certain criteria qualify for recording on the consolidated balance sheet and will continue to be amortized in the consolidated statements of operations. Such intangible assets will be subject to a periodic impairment test based on estimated fair value.

Accrued Insurance

The Company’s insurance broker retains the services of an independent actuary to prepare an actuarial analysis of the Company’s development of reported and incurred but not reported claims for workers’ compensation and medical malpractice. These estimates are updated as determined necessary based on recent claims history and other events. Inherent in these estimates are the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management. Accrued workers’ compensation and medical malpractice losses have been discounted at 6%.

Results of Operations

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required in recording net revenue. Inherent in these estimates are the risk that net revenue will have to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management.

The following table sets forth, for the periods indicated, the percentage of net revenue for continuing operations represented by the following items:

	Year Ended September 30,
	2003	2002	2001
Net Revenue	100.0%	100.0%	100.0%
Costs of goods and services	54.7	54.0	53.7
Other operating costs and expenses
Salaries, wages and benefits	18.6	19.5	18.4
Business insurance	3.3	2.4	2.3
Overhead	7.1	7.3	7.2

Other operating costs and expenses	29.0	29.2	27.9
Corporate, general and administrative
Salaries, wages and benefits	6.4	6.8	7.0
Business insurance	0.1	0.1	0.2
Professional services	1.0	0.9	1.1
Overhead	1.3	1.4	1.5

Corporate, general and administrative	8.8	9.2	9.8
Provision for doubtful accounts	0.7	1.0	1.6
Depreciation and amortization	1.9	2.1	4.0

Operating income	4.9	4.5	3.0
Other income	—	—	—
Gain on early extinguishment of debt	—	0.2	1.8
Interest income	0.1	0.1	0.3
Interest expense	(1.1)	(1.4)	(2.2)

Income from continuing operations, before income tax expense (benefit)	3.9%	3.4%	2.9%

Fiscal 2003 Compared to Fiscal 2002

Net revenue increased $18.1 million, or 9%, to $215.6 million in fiscal 2003 from $197.5 million in fiscal 2002. For the Nursing and PPEC segment net revenue increased $2.6 million, or 3%, to $101.9 million in fiscal 2003 from $99.3 million in fiscal 2002. Net revenue growth was constrained by a number of factors, including continued reductions in the authorized hours from various state Medicaid programs and the ability to recruit and retain qualified pediatric nurses. These negative impacts were offset by the acquisition of pediatric private duty nursing facilities in Pennsylvania with net revenue estimated at $5.0 million in fiscal 2003 and the growth in the PPEC start-up locations. Pharmacy net revenue increased $11.9 million, or 22%, to $66.6 million in fiscal 2003 from $54.7 million in fiscal 2002. Increased hemophilia factor deliveries were the primary reason for the growth. Respiratory Therapy, Equipment and Services net revenue increased $3.6 million, or 8%, to $47.0 million in fiscal 2003 from $43.4 million in fiscal 2002. The majority of the net revenue growth was attributable to increased patient census across all core products and services. In fiscal 2003, the Company derived approximately 52% of its net revenue from commercial insurers and other private payors, 40% from Medicaid and 8% from Medicare.

Costs of goods and services consists primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $11.2 million, or 11%, to $117.9 million in fiscal 2003 from $106.7 million in fiscal 2002. Costs of goods and services of the Nursing and PPEC segment increased $0.8 million, or 1%, to $61.1 million in fiscal 2003 from $60.2 million in fiscal 2002. Costs of goods and services as a percentage of the Nursing and PPEC segment net revenue declined to 59.9% in fiscal 2003 from 60.6% in fiscal 2002. The decline was primarily attributable to select Medicaid and managed care payor price increases as well as improved utilization of benefited nurse positions. The Pharmacy segment cost of goods and services increased $9.6 million, or 28%, to $44.4 million in fiscal 2003 from $34.8 million in fiscal 2002. Pharmacy costs of goods and services as a percentage of net revenue increased to 66.7% in fiscal 2003 from 63.7% in fiscal 2002. This increase is primarily attributable to increased product acquisition costs and decreased reimbursement on select hemophilia factor products. The Respiratory Therapy, Equipment and Services segment cost of goods and services increased $0.8 million, or 7%, to $12.4 million in fiscal 2003 from $11.6 million in fiscal 2002. Costs of goods and services as a percentage of net revenue decreased to 26.5% in fiscal 2003 from 26.8% in fiscal 2002. This decrease is primarily attributable to lower consumption of disposals and supplies.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs (See Note 1). Other operating costs and expenses increased $5.0 million, or 9%, to $62.5 million in fiscal 2003 from $57.5 million in fiscal 2002. In the Nursing and PPEC segment, other operating costs and expenses increased $3.2 million, or 12%, to $28.9 million in fiscal 2003 from $25.7 million in fiscal 2002. As a percentage of net revenue, the Nursing and PPEC segment costs increased to 28.3% in fiscal 2003 from 25.9% in fiscal 2002. The primary factors include increased allocated business insurance costs and increased facility costs from start up operations. In the Pharmacy segment, other operating costs and expenses increased $1.4 million, or 14%, to $11.3 million in fiscal 2003 from $9.9 million in fiscal 2002. This increase is primarily attributable to increased facility costs and increased administrative and marketing compensation. As a percentage of net revenue these costs declined to 17.0% in fiscal 2003 from 18.2% in fiscal 2002. In the Respiratory Therapy, Equipment and Services segment, costs and expenses increased $0.4 million, or 2%, to $22.3 million in fiscal 2003 from $21.9 million in fiscal 2002. As a percentage of net revenue these costs decreased to 47.4% in fiscal 2003 from 50.5% in fiscal 2002.

Corporate, general and administrative costs increased $0.8 million, or 4%, to $19.0 million in fiscal 2003 from $18.3 million in fiscal 2002. The increase relates primarily to increased managed care marketing personnel and increased professional service costs. As a percentage of net revenue, corporate, general and administrative costs decreased to 8.8% in fiscal 2003 from 9.2% in fiscal 2002.

Provision for doubtful accounts decreased $0.5 million, or 24%, to $1.5 million in fiscal 2003 from $1.9 million in fiscal 2002. Cash collections as a percentage of net revenue were 99% and 100% for fiscal 2003 and 2002, respectively. Management remains satisfied with cash collections and the accounts receivable aging.

Depreciation and amortization remained relatively unchanged at $4.1 million in fiscal 2003 as compared to fiscal 2002. As a percentage of net revenue, depreciation and amortization remained relatively constant at approximately 2%.

Interest expense decreased $0.3 million, or 12%, to $2.4 million in fiscal 2003 from $2.8 million in fiscal 2002. The Company’s average debt outstanding decreased $3.5 million as the Company completed several transactions to repurchase a portion of the Notes.

Income tax expense of $3.3 million was recorded in fiscal 2003 as compared to a net tax benefit of $6.7 million in fiscal 2002. The net tax benefit in fiscal 2002 was primarily due to the full reversal of the valuation allowance.

Fiscal 2002 Compared to Fiscal 2001

Net revenue increased $13.4 million, or 7%, to $197.5 million in fiscal 2002 from $184.1 million in fiscal 2001. For the Nursing and PPEC segment net revenue increased $3.2 million, or 3%, to $99.3 million in fiscal 2002 from $96.1 million in fiscal 2001. The increase was primarily attributable to selected price increases on private duty nursing services and the impact of acquired nursing net revenues. Pharmacy net revenue increased $5.7 million, or 12%, to $54.7 million in fiscal 2002 from $49.0 million in fiscal 2001. The increase was primarily attributable to increased hemophilia factor deliveries. Respiratory Therapy, Equipment and Services net revenue increased $4.5 million, or 12%, to $43.4 million in fiscal 2002 from $38.9 million in fiscal 2001. The majority of the net revenue growth was attributable to increased core product volumes. In fiscal 2002, the Company derived approximately 50% of its net revenue from commercial insurers and other private payors, 43% from Medicaid and 7% from Medicare.

Cost of goods and services consists primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Cost of goods and services increased $7.8 million, or 8%, to $106.7 million in fiscal 2002 from $98.9 million in fiscal 2001. In the Nursing and PPEC segment, cost of goods and services increased $3.5 million, or 6%, to $60.2 million in fiscal 2002 from $56.7 million in fiscal 2001. In response to the ongoing nursing shortage, the Company increased wage rates and benefit levels in select key markets. In the Pharmacy segment, cost of goods and services increased $2.6 million, or 8%, to $34.8 million in fiscal 2002 from $32.2 million in fiscal 2001. This increase is primarily attributable to increased core pharmacy product deliveries. Respiratory Therapy, Equipment and Services cost of goods and services increased $1.7 million, or 17%, to $11.6 million in fiscal 2002 from $10.0 million in fiscal 2001 primarily as a result of increased disposable and supply usage.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs (See Note 1). Other operating costs and expenses increased $6.0 million, or 12%, to $57.5 million in fiscal 2002 from $51.6 million in fiscal 2001. The Nursing and PPEC segment increased $4.4 million, or 21%, to $25.7 million in fiscal 2002 from $21.3 million in fiscal 2001 primarily from the impact of start-up and acquired branch offices. Pharmacy segment increased $0.7 million, or 8%, to $9.9 million in fiscal 2002 from $9.2 million in fiscal 2001. Respiratory Therapy, Equipment and Services increased $0.9 million, or 4%, to $21.9 million in fiscal 2002 from $21.0 million in fiscal 2001. The increase was primarily attributable to increased administrative and marketing compensation and benefits.

Corporate, general and administrative costs increased $0.2 million, or 1%, to $18.3 million in fiscal 2002 from $18.0 million in fiscal 2001. As a percentage of net revenue, corporate, general and administrative costs for fiscal 2002 decreased slightly compared to fiscal 2001. Cost controls implemented in fiscal 2001 enabled the Company to substantially offset annual increases in labor and benefit costs during fiscal 2002.

Provision for doubtful accounts decreased $1.0 million, or 33%, to $1.9 million in fiscal 2002 from $2.9 million in fiscal 2001. The decrease was caused by improved cash collections throughout 2002 as a result of billing process refinements and implemented changes in cash collection procedures.

Depreciation and amortization decreased $3.2 million, or 44%, to $4.1 million in fiscal 2002 from $7.3 million in fiscal 2001. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangibles with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Amortization expense on intangible assets with finite lives was $0.2 million and $2.5 million for fiscal 2002 and 2001, respectively. Fiscal 2001 included $2.2 million related to the amortization of goodwill.

Interest expense decreased $1.2 million, or 31%, to $2.8 million in fiscal 2002 from $4.0 million in fiscal 2001. The Company’s average debt outstanding decreased $10.7 million during the fiscal year.

Interest income decreased in fiscal 2002 as compared to fiscal 2001 as a result of lower cash balances and interest rates earned. The Company invested its excess cash balances in highly liquid investments.

For fiscal 2002, the Company recorded a net tax benefit of $6.7 million primarily due to the full reversal of the previously recorded deferred tax asset valuation allowance. Management considered all available evidence, primarily focusing on scheduled reversals of deferred tax assets and liabilities and projected future taxable income. Based on this analysis, management concluded it was more likely than not that all of the net deferred tax assets would be realized. Accordingly, the Company reversed the remaining valuation allowance as of September 30, 2002. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the net tax benefit of $6.7 million was allocated first to continuing operations by taking the tax effect of pretax income from continuing operations and adding the tax effect of the full reversal of the valuation allowance. The remaining tax expense was allocated to discontinued operations. Based on this methodology, a $6.9 million tax benefit was allocated to continuing operations and $0.2 million tax expense was allocated to discontinued operations.

Liquidity and Capital Resources

Company Events & Updates

During fiscal 2003, as a result of a field audit by a Medicare carrier, the Company received a revised recoupment of $0.8 million plus accrued interest and the Medicare carrier has recouped this amount as of September 30, 2003. (See “Recent Developments” above for further details).

During fiscal 2003, the Company repurchased $4.0 million of its Notes. The Notes were repurchased in private transactions for approximately $3.8 million cash, plus accrued interest. The gain (net of the write-off of the related deferred financing fees) of approximately $0.1 million is reflected in the consolidated statements of operations. The aggregate principal amount of the Notes outstanding as of the date of this filing is $20.4 million.

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

Operations

Cash collections as a percentage of net revenue for the three months ended September 30, 2003 and 2002 were 103% and 104%, respectively. While management anticipates the Company will continue to achieve its cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

One of the states in which the Company operates encountered three missed deadlines by its contractor for implementation of a new computer system designed to standardize its technology platform and facilitate faster claims payment. As a result, the state chose to make progress payments to providers without assigning those payments to specific claims for services rendered. The Company received some payment application instructions, however, the reconciliation of those payments is ongoing.

For the year ended September 30, 2003, the Company purchased medical equipment to service existing patients, and made routine purchases of computer equipment to maintain and upgrade its technology infrastructure. The Company anticipates future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. The Company anticipates funding these capital expenditures with cash flow from operations.

HIPAA’s standard transaction in data set rules mandate that Covered Entities, including the Company, transmit claims and certain related healthcare information in standardized formats and data sets. Compliance was required on October 16, 2003, but many payors, including most state Medicaid agencies, were not in compliance by that date. Most Medicaid agencies are running dual systems to accommodate HIPAA compliant transactions as well as non-compliant transactions. Some states, however, are running only HIPAA compliant systems and other states are not yet HIPAA compliant. There is uncertainty as to when those states using dual systems will discontinue their non-HIPAA compliant systems. These uncertainties surrounding claims processing as a result of HIPAA’s standard transaction and code set rules, which uncertainties are outside of the control of the Company, could result in delayed reimbursement by some payors, including Medicaid agencies, and could have a material adverse effect on the Company’s financial position.

For fiscal 2003, the Company had a current income tax expense of $2.2 million and a deferred income tax expense of $1.1 million resulting in a total income tax expense of $3.3 million.

Risk Management

The Company’s workers’ compensation insurance carrier required a twelve month estimated loss reserve to be funded entirely with cash over the first ten months of fiscal 2003. This cash requirement is estimated to be $2.1 million, which is reduced by the monthly loss fund payments. The net balance at September 30, 2003 was $1.6 million. The insurance carrier has the right to increase this cash requirement at the end of the first twelve months if the claim experience is greater than anticipated, but to date has not indicated the need to do so. The policy for fiscal 2004 will be funded in the same manner with the cash requirement estimated to be $2.6 million. Material changes to the current workers’ compensation policy for fiscal 2004 included the deductible increasing from $0.25 million to $0.35 million.

The Company has secured surety bonds of $4.0 million to satisfy its workers’ compensation program requirements for its former insurance carrier. As of September 30, 2003, the surety bonds were collateralized by $2.8 million cash posted to a third party escrow account. During November 2003, the Company was notified by its former workers’ compensation carrier of its intent to reduce its surety bond collateral requirement by approximately $0.5 million. The surety bond carrier has, in turn, decreased its cash collateral requirement and refunded to the Company the same $0.5 million.

During November 2003, the Company began the renewal process of its employee medical benefit plans. The Company, with the advice and consent of its risk broker, has determined it to be advantageous to change the nature of its plan from a guaranteed minimum premium model to a self insured model. While this change requires the Company to ultimately expose itself to greater risk, the self-insured model’s stop loss, aggregate loss and tail liability features provide sufficient protection such that it is more likely than not that there will be cost savings, as compared to the guaranteed minimum premium model coverage. In addition, the self-insured model carrier’s medical and disease management capabilities along with its pharmacy formulary protocols and wellness care programs should enable the Company to deliver to its employees a more effective and competitive plan. The

Company recognizes how significant its medical benefit plan is to the recruiting and retention of clinical and administrative staff and is committed to offering a plan that is fully competitive with those offered by other home care providers.

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of September 30, 2003, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate.

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

Capital Resources

Management currently believes that its liquidity position will be adequate to satisfy the Company’s working capital requirements, professional and commercial liability insurance loss funding, funding of start-up locations, selected acquisitions, workers’ compensation collateral requirements, and income tax payments. The Company’s current source of liquidity is cash on hand and cash flow from operations and as a result, the Company is exposed to fluctuations in cash collection results. The Company engaged a financial advisor to review capital structure alternatives necessary to support the Company’s growth plans. These alternatives include recapitalization of its debt obligations to take advantage of potential interest rate arbitrage opportunities and financing of potential acquisitions. The Company has obtained a financing commitment and is presently negotiating the terms of a definitive credit agreement with a potential lender. However, there is no assurance that the negotiations will result in the completion of a new credit facility.

Contingent Liabilities and Commitments

The Company’s former workers’ compensation carrier requires the estimated loss reserve to be secured by surety bonds. As of September 30, 2003, the Company had posted $2.8 million cash as collateral for $4.0 million surety bonds. During November 2003, the Company was notified by its former workers’ compensation carrier of its intent to reduce its surety bond collateral requirement by approximately $0.5 million. The surety bond carrier has, in turn, decreased its cash collateral requirement and refunded to the Company the same $0.5 million. In addition, all loss fund payments are made monthly from cash flow from operations.

The Company’s workers’ compensation insurance carrier required a twelve month estimated loss reserve to be funded entirely with cash over the first ten months of fiscal 2003. This cash requirement is estimated to be $2.1 million, which is reduced by the monthly loss fund payments. The net balance at September 30, 2003 was $1.6 million. The insurance carrier has the right to increase this cash requirement at the end of the first twelve months if the claim experience is greater than anticipated but, to date has not indicated the need to do so. The Company’s fiscal 2004 policy is structured in the same manner with the cash requirement estimated to be $2.6 million funded over the first ten months. Material changes to the current workers’ compensation policy for fiscal 2004 included the deductible increasing from $0.25 million to $0.35 million.

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of September 30, 2003, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate. On October 1, 2003, the Company completed its annual renewal of its risk management program and implemented several changes. The Company renewed its insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Per claim deductible limits remained at $1.0 million. The annual aggregate also changed from no annual aggregate to $10.0 million. The policy amount increased to $15.0 million with a significant increase in annual premiums.

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

For fiscal 2003, the Company had a current income tax expense of $2.2 million and a deferred income tax expense of $1.1 million resulting in a total income tax expense of $3.3 million.

The Company believes that a repayment of some amount is probable for the open Medicare audit issue discussed in “Recent Developments” above. At this time, the Company’s estimate of the liability is based upon the status of its review to date, and the settlement of similar claims made against other home health care providers. Based upon this estimate, the Company accrued a $0.36 million liability reflected in the consolidated financial statements for fiscal 2003. The ultimate resolution of this asserted claim may be different than the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

The Company has entered into employment agreements with certain employees of the Company which provide, among other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control of the Company or a failure of the Company to comply with any material terms of the agreements.

The following table represents a schedule of the Company’s contractual obligations and commitments as of September 30, 2003:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long-term debt
Subordinated Notes	$20,350	$—	$—	$20,350	$—
Other notes payable	343	178	165	—	—
Operating leases	14,459	4,152	6,309	2,473	1,525

	$35,152	$4,330	$6,474	$22,823	$1,525

Management currently believes that its liquidity position will be adequate to satisfy the Company’s working capital requirements, professional and commercial liability insurance loss funding, selected potential acquisitions, funding of start up locations, workers’ compensation collateral requirements, and income tax payments. The Company’s current source of liquidity is cash on hand and cash flow from operations and as a result, the Company is exposed to fluctuations in cash collection results. During fiscal 2003, the Company engaged a financial advisor to review capital structure alternatives necessary to support the Company’s growth plans. These alternatives included recapitalization of its debt obligations to take advantage of potential interest rate arbitrage opportunities and financing of potential acquisitions. The Company has obtained a financing commitment and is presently negotiating the terms of a definitive credit agreement with a potential lender. However, there is no assurance that the negotiations will result in the completion of a new credit facility.

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

Based on a hypothetical immediate 150 basis point increase in interest rates at September 30, 2003 and 2002, the market value of the Company’s Notes would be reduced by approximately $1.0 million and $1.3 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s Notes outstanding at September 30, 2003 and 2002 of approximately $1.0 million and $1.4 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplemental schedule of the Company and the notes thereto as of September 30, 2003 and 2002, and for each of the three years in the period ended September 30, 2003, together with the independent auditors’ report thereon are set forth on pages 41 - 69 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years and the period from October 1, 2003 to the date hereof, the Company has not changed its independent auditors, and there have been no reportable disagreements with the Company’s auditors regarding accounting principles or practices or financial disclosure matters.

ITEM 9(A).    CONTROLS AND PROCEDURES.

(a)    Evaluation of disclosure controls and procedures.    The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that the Company’s disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)    Changes in internal controls.    There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarters that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Company’s Board of Directors set forth under the captions “Proposal 1—Election of Directors—Nominees for Election as Directors at the 2004 Annual Meeting” and “Proposal 1—Election of Directors—Continuing Directors of the Company” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders (“2004 Proxy Statement”) is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance by the directors and executive officers of the Company and owners of more than ten percent of the Company’s Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement is incorporated herein by reference. Information relating to the Company’s financial expert serving on its Audit Committee (Item 401(h) of Regulation S-K), compliance with Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), is set forth under the caption “Committees of the Board” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics, which applies to all employees, officers and directors of the Company. The Code of Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to the Company’s Chief Executive Officer, Chief Financial Officer (who is both the principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Ethics also meets the requirements of a code of business conduct and ethics under the Nasdaq listing standards. The Code of Ethics is available on the Company’s website at www.psakids.com under the heading “Investor Relations.” The Company will also provide a copy of the Code of Ethics to stockholders at no charge upon request.

ITEM 11. EXECUTIVE	COMPENSATION

Information relating to management compensation set forth under the captions “Proposal 1—Election of Directors—Directors’ Compensation and Attendance”, “Executive Compensation” and “Stock Performance Graph” in the Company’s 2004 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Executive Compensation—Report of the Compensation Committee of the Board of Directors on Executive Compensation” which specifically is not so incorporated by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of the Company’s $0.01 par value Common Stock by certain persons as set forth under the caption “Stock Ownership” in the Company’s 2004 Proxy Statement is incorporated herein by reference. Information in tabular form relating to securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and certain of its affiliates as set forth under the caption “Certain Relationships and Related Transactions” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services between the Company and its independent auditors, Ernst & Young LLP are set forth under the caption “Principal Accountant Fees and Services” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

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

The consolidated financial statements of the Company and the related report of independent auditors thereon which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of September 30, 2003 and 2002.

•	Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001.

•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2003, 2002 and 2001.

•	Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

The financial statement schedule referred to in Item 8 is described in the “Index to Financial Statement Schedule” included in this Report on page 68. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not significant under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

See (c) below.

(b) Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed a Current Report on Form 8-K announcing its financial results for the quarter ended June 30, 2003.

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

2.0	Shareholder Rights Plan dated September 22, 1998 (incorporated by reference to the Company’s Registration Statement on Form 8-A filed October 13, 1998).

2.1	Rights Agreement dated September 22, 1998, by and between Mellon Shareholder Services, LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 22, 1998).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

3.4	Certificate of Correction to Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

3.5	Amended and Restated Bylaws of the Company, adopted September 22, 1998 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 22, 1998).

4.1	Indenture dated as of April 16, 1998, relating to the $75 million 10% Senior Subordinated Notes due 2008, Series A (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 filed on May 6, 1998).

10.9	Executive Compensation Plans and Arrangements:

(e)	Pediatric Services of America, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement of Form S-1 filed on May 31, 1994).

(f)	Pediatric Services of America, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8(f) of the Company’s Annual Report Form 10-K for the fiscal year ended September 30, 1995).

(t)	Pediatric Services of America, Inc. Amended and Restated Stock Option Plan, effective November 28, 2002 (incorporated by reference to Exhibit 10.9(t) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

(u)	Pediatric Services of America, Inc. Amended and Restated Directors’ Stock Option Plan, effective November 28, 2002 (incorporated by referenced to Exhibit 10.9(u) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

(v)	Amendment No. 1 to the Pediatric Services of America, Inc. Employee Stock Purchase Plan, dated February 1, 2002 (incorporated by reference to Exhibit 10.9(v) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

(w)	Amended and Restated Employment Agreement, dated November 7, 2002 between the Company and Joseph D. Sansone (incorporated by reference to Exhibit 10.9(w) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

(x)	Amended and Restated Employment Agreement, dated November 7, 2002 between the Company and James M. McNeill (incorporated by reference to Exhibit 10.9(x) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

(y)	Pediatric Services of America, Inc. Non-Qualified Deferred Compensation Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.9(y) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

21	Subsidiaries of the Company, filed herewith.

23.1	Consent of Independent Auditors, Ernst & Young LLP, filed herewith.

24	Powers of Attorney, filed herewith.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (CEO), filed herewith.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (CFO), filed herewith.

32.1	Section 1350 Certification (CEO), filed herewith.

32.2	Section 1350 Certification (CFO), filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

By:	/S/ JOSEPH D. SANSONE
Joseph D. Sansone Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth on December 12, 2003.

Signature	Title	Date

/s/ JOSEPH D. SANSONE Joseph D. Sansone	Director, President, and Chief Executive Officer (Principal Executive Officer)	December 12, 2003

/s/ JAMES M. MCNEILL James M. McNeill	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	December 12, 2003

* Michael J. Finn	Director	December 12, 2003

* Robert P. Pinkas	Director	December 12, 2003

* Edward K. Wissing	Chairman of the Board of Directors	December 12, 2003

* Michael E. Axelrod	Director	December 12, 2003

* Susan J. Kelley	Director	December 12, 2003

* David Crane	Director	December 12, 2003

*By:	/s/ JAMES M. MCNEILL	December 12, 2003
James M. McNeill (Attorney in Fact)

PEDIATRIC SERVICES OF AMERICA, INC.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$9,170,678	$10,989,575
Accounts receivable, less allowances for doubtful accounts of $3,900,000 and $5,364,000, respectively	37,043,383	32,412,112
Prepaid expenses	991,454	942,972
Income taxes receivable	—	441,239
Deferred income taxes	4,778,144	4,625,977
Workers’ compensation loss fund	1,632,616	—
Inventory	2,723,658	3,311,946
Other current assets	326,711	266,336

Total current assets	56,666,644	52,990,157

Property and equipment:
Home care equipment held for rental	30,009,185	31,064,804
Furniture and fixtures	11,401,752	11,277,635
Vehicles	700,249	725,178
Leasehold improvements	1,960,926	1,887,934

	44,072,112	44,955,551
Accumulated depreciation and amortization	(36,343,169)	(35,778,581)

	7,728,943	9,176,970
Other assets:
Goodwill, less accumulated amortization of approximately $9,613,000	36,539,761	32,893,354
Certificates of need, less accumulated amortization of approximately $604,000 and $581,000, respectively	68,815	91,753
Deferred financing fees, less accumulated amortization of approximately $709,000 and $699,000, respectively	631,568	492,323
Noncompete agreements, less accumulated amortization of approximately $1,181,000 and $1,136,000, respectively	99,000	34,333
Deferred income taxes	2,916,141	4,213,582
Workers’ compensation bond collateral	2,779,427	1,850,731
Other	290,545	325,253

	43,325,257	39,901,329

Total assets	$107,720,844	$102,068,456

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30,
	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,045,050	$5,224,150
Accrued compensation	5,137,517	4,906,559
Income taxes payable	1,381,868	—
Accrued insurance	8,477,361	6,358,402
Refunds payable	1,176,410	1,147,833
Accrued interest	950,879	1,135,183
Other accrued liabilities	2,062,311	1,952,846
Deferred revenue	733,235	733,931
Current maturities of long-term obligations to related parties	—	25,000
Current maturities of long-term obligations	178,335	169,114

Total current liabilities	26,142,966	21,653,018
Long-term obligations, net of current maturities	20,514,686	24,641,667

Total Liabilities	46,657,652	46,294,685
Redeemable preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—

Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized 6,878,504 and and 6,838,272 shares issued and outstanding in 2003 and 2002, respectively	68,785	68,383
Additional paid-in capital	49,246,615	49,084,061
Retained earnings	11,747,792	6,621,327

Total stockholders’ equity	61,063,192	55,773,771

Total liabilities and stockholders’ equity	$107,720,844	$102,068,456

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2003	2002	2001
Net revenue	$215,592,491	$197,459,323	$184,089,714
Costs and expenses:
Costs of goods and services	117,944,599	106,708,718	98,904,288
Other operating costs and expenses
Salaries, wages and benefits	40,144,551	38,426,407	33,937,472
Business insurance	7,065,339	4,795,169	4,321,455
Overhead	15,292,657	14,325,293	13,302,153

Other operating costs and expenses	62,502,547	57,546,869	51,561,080
Corporate, general and administrative
Salaries, wages and benefits	13,838,286	13,350,943	12,978,305
Business insurance	318,721	284,006	276,712
Professional services	2,124,597	1,782,728	1,972,524
Overhead	2,748,959	2,848,333	2,793,547

Corporate, general and administrative	19,030,563	18,266,010	18,021,088
Provision for doubtful accounts	1,475,355	1,929,672	2,866,107
Depreciation and amortization	4,054,350	4,068,939	7,271,761

Total costs and expenses	205,007,414	188,520,208	178,624,324

Operating income	10,585,077	8,939,115	5,465,390
Other income	56,256	—	31,888
Gain on early extinguishment of debt	99,670	417,117	3,396,430
Interest income	138,074	166,980	606,594
Interest expense	(2,429,324)	(2,765,893)	(4,012,538)

Income from continuing operations, before income tax expense (benefit)	8,449,753	6,757,319	5,487,764
Income tax expense (benefit)	3,323,288	(6,942,721)	—

Income from continuing operations	5,126,465	13,700,040	5,487,764
Discontinued operations:
Gain on disposal of discontinued operations, net of tax	—	360,831	—

Net income	$5,126,465	$14,060,871	$5,487,764

Basic net income per share data:
Income from continuing operations	$0.75	$2.02	$0.82
Gain on disposal of discontinued operations, net of tax	—	0.05	—

Net income	$0.75	$2.07	$0.82

Diluted net income per share data:
Income from continuing operations	$0.72	$1.92	$0.79
Gain on disposal of discontinued operations, net of tax	—	0.05	—

Net income	$0.72	$1.97	$0.79

Weighted average shares outstanding:
Basic	6,860,901	6,790,862	6,682,608

Diluted	7,096,303	7,150,051	6,934,861

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance at October 1, 2000	$66,583	$48,362,619	$(12,898,022)	$35,531,180
52,951 shares of common stock issued through exercise of stock options	530	95,910	—	96,440
Disqualifying disposition of stock options	—	34,482	—	34,482
Net income (1)	—	—	5,487,764	5,487,764

Balance at September 30, 2001	67,113	48,493,011	(7,410,258)	41,149,866
139,857 shares of common stock issued through exercise of stock options	1,398	452,379	—	453,777
12,841 shares of retired treasury stock	(128)	(102,600)	(29,286)	(132,014)
Disqualifying disposition of stock options	—	162,028	—	162,028
Nonqualified stock options	—	79,243	—	79,243
Net income (1)	—	—	14,060,871	14,060,871

Balance at September 30, 2002	68,383	49,084,061	6,621,327	55,773,771
40,232 shares of common stock issued through exercise of stock options	402	124,490	—	124,892
Disqualifying disposition of stock options	—	38,064	—	38,064
Net income (1)	—	—	5,126,465	5,126,465

Balance at September 30, 2003	$68,785	$49,246,615	$11,747,792	$61,063,192

(1)	Comprehensive net income is the same as reported net income.

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2003	2002	2001
Operating activities:
Income from continuing operations	$5,126,465	$13,700,040	$5,487,764
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,054,350	4,068,939	7,271,761
Provision for doubtful accounts	1,475,355	1,929,672	2,866,107
Amortization of deferred financing fees	85,154	110,500	288,235
Gain on early extinguishment of debt	(99,670)	(417,117)	(3,396,430)
Loss on retirement of equipment	332,815	—	—
Deferred income taxes	1,145,274	(6,011,613)	(142,470)
Disqualifying disposition of stock options	38,064	162,028	34,482
Nonqualified stock options	—	79,243	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(6,157,791)	(2,177,681)	1,066,978
Prepaid expenses	(48,482)	(49,884)	(236,925)
Inventory	588,288	1,395,909	(2,265,052)
Other assets	(157,144)	(151,129)	252,303
Workers’ compensation loss fund	(1,632,616)	—	—
Workers’ compensation bond collateral	(928,696)	(1,850,731)	—
Accounts payable	820,900	(396,627)	133,784
Income taxes	1,823,107	(1,160,214)	(112,418)
Accrued liabilities, refunds and interest	2,291,648	(818,653)	314,284

Net cash provided by operating activities	8,757,021	8,412,682	11,562,403
Investing activities:
Purchases of property and equipment	(2,603,654)	(4,129,204)	(1,909,027)
Acquisition of business	(3,781,238)	(1,398,376)	—

Net cash used in investing activities	(6,384,892)	(5,527,580)	(1,909,027)
Financing activities:
Principal payments and extinguishment of long-term debt	(4,019,939)	(7,476,755)	(9,401,988)
Deferred financing fees	(295,979)	—	—
Proceeds from exercise of stock options	124,892	321,763	96,440

Net cash used in financing activities	(4,191,026)	(7,154,992)	(9,305,548)

(Decrease) increase in cash and cash equivalents	(1,818,897)	(4,269,890)	347,828
Cash and cash equivalents at beginning of year	10,989,575	15,259,465	14,911,637

Cash and cash equivalents at end of year	$9,170,678	$10,989,575	$15,259,465

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,706,217	$3,167,998	$4,591,442

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

The Company provides a broad range of pediatric health care services, and equipment including nursing, respiratory therapy, rental and sale of durable medical equipment, pharmaceutical services and infusion therapy services. In addition, the Company provides pediatric rehabilitation services, day treatment centers for medically fragile children, pediatric well care services and special needs educational services for pediatric patients. The Company also provides case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other health care providers. The Company’s services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. As a complement to its pediatric respiratory and infusion therapy services, the Company also provides respiratory and infusion therapy and related services for adults. For financial reporting purposes, the Company’s branch offices are aggregated into three reportable segments based on their primary line of business in accordance with the Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (See Note 12).

Consolidation

The consolidated financial statements include the accounts of Pediatric Services of America, Inc. (“PSA” or the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $7.2 million for which services have been rendered but the amounts were unbilled as of September 30, 2003 and 2002, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

Allowance for Doubtful Accounts

In determining the adequacy of the allowance and related provision for doubtful accounts, the Company has developed a process that combines detailed analysis of historical collections and write-off activity with a detailed review of existing account balances meeting certain criteria and their likelihood of being collected at the amounts recorded. This detailed review involves both the assigned corporate reimbursement department personnel and the respective branch office location personnel assessing each patient claim that falls within prescribed age and amount criteria. These assessments are aggregated and compared to the results of the detailed analysis of historical collections to provide additional support to management in making the estimate of the allowance for doubtful accounts. Inherent in this estimate is the risk that it will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

Workers’ Compensation Loss Fund

The Company’s insurance carrier requires a twelve month estimated loss reserve to be funded entirely with cash over the first ten months of fiscal 2003. This cash requirement is estimated to be $2.1 million, which is reduced by the monthly loss fund payments. The net balance at September 30, 2003 was $1.6 million. The insurance carrier has the right to increase this cash requirement at the end of the first twelve months if the claim experience is greater than anticipated, but to date has not indicated the need to do so.

Inventory

The inventory is stated at the lower of cost (first-in, first-out method) or market and consists primarily of pharmaceuticals.

Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line method over the related asset’s estimated useful life, generally three to ten years. Depreciation expense for continuing operations was approximately $3.9 million, $3.9 million and $4.8 million for the years ended September 30, 2003, 2002 and 2001, respectively.

Identifiable Intangible Assets

Beginning in fiscal 2002, the Statement of Financial Accounting Standards (“SFAS”) No. 142 eliminates goodwill amortization from the consolidated statements of operations and requires an evaluation of goodwill for impairment on an annual basis, and more frequently if circumstances indicate a possible impairment. The Company performs its annual impairment test in the fourth quarter of each fiscal year. For these evaluations, the Company is using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. The Company completed the impairment

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

test and, at September 30, 2003, there was no resulting impairment. Subsequent impairments, if any, would be classified as operating expense.

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

Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income (in thousands) and earnings per share would have been as follows:

Year Ended 2001
Reported net income	$5,487
Add back goodwill amortization	2,227

Adjusted net income	$7,714

Basic earnings per share:
Reported net income	$0.82
Goodwill amortization	0.33

Adjusted net income	$1.15

Diluted earnings per share:
Reported net income	$0.79
Goodwill amortization	0.32

Adjusted net income	$1.11

Amortization expense on identifiable intangible assets was approximately $0.2 million, $0.1 million and $2.5 million for the years ended September 30, 2003, 2002 and 2001, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below:

For The Year Ending September 30,
2004	$140,000
2005	$140,000
2006	$122,000
2007	$80,000
2008	$79,000

Workers’ Compensation Bond Collateral

The Company has secured surety bonds of $4.0 million to satisfy its workers’ compensation carrier’s policy requirements. On November 4, 2002, the Company posted $0.9 million cash to its workers’ compensation third party escrow account to satisfy the expiring $1.0 million letter of credit. As a result, the surety bonds were collateralized by $2.8 million cash posted to a third party escrow account (See Note 14).

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

Other Assets

Certificates of need are certificates that allow the Company to actively provide home care services in the states of North Carolina, New Jersey, Tennessee, Washington and Georgia. The certificates of need are being amortized over their useful lives, which is generally twenty years.

The cost of non-compete agreements with former owners of acquired businesses is amortized over the respective lives of each agreement, which range from three to five years.

Accrued Insurance

The Company’s insurance broker retains the services of an independent actuary to prepare an actuarial analyses of the Company’s development of reported and incurred but not reported claims for worker’s compensation and medical malpractice liabilities. These estimates are updated as determined necessary based on recent claims history and other events. Inherent in these estimates are the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management. Accrued workers’ compensation and medical malpractice losses have been discounted at 6%.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Revenue

Net revenue represents the estimated net realizable amounts from patients, third-party payors and others for patient services rendered and products provided. Such net revenue is recognized as the treatment plan is administered to the patient and recorded at amounts estimated to be received under reimbursement arrangements with payors. Net revenues to be reimbursed by contracts with third-party payors are recorded at an amount to be realized under these contractual arrangements. Net revenues from Medicaid and Medicare are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants. In certain situations the services and products are recorded separately. In other situations, the service and products are billed and reimbursed on a per diem or contract basis whereby the insurance carrier pays the Company one combined amount for treatment. Because the reimbursement arrangements in these situations are based on a per diem or contract amount, the Company does not maintain records that provide a breakdown between the service and product components.

The Company has developed a methodology to record the estimated net revenue as a result of the inherent time lag between certain patient treatments and input of the related information into its billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. The estimated net revenue from the inherent time lag was approximately 0.5% of net revenue for fiscal years ended 2003 and 2002, respectively. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

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

Due to the nature of the healthcare industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates are the risk that they will have to be revised or updated, with changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of September 30, 2003, the Company had no material claims, disputes or unsettled matters with third-party payors nor were there any material pending settlements with third-party payors except as disclosed under Note 10.

Certain equipment rentals are billed in advance of the Company rendering the related services. Such amounts are deferred in the balance sheet until the related services are performed.

Approximately 48%, 50% and 51% of the Company’s continuing operations net revenue for the years ended September 30, 2003, 2002 and 2001, respectively, were reimbursed under arrangements with Medicare and Medicaid.

Cost of Goods and Services

Cost of goods and services consists primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies.

Other Operating Costs and Expenses

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs and overhead costs. Allocated business insurance costs include the premiums and/or estimated loss funds for the following insurance programs: Property/Boiler; Professional/General Liability; Workers’ Compensation; Business Automobile; Crime; Fiduciary Liability and Directors and Officers. The majority of the overhead expenses include facility costs, printing, advertising, postage, office supplies, travel, auto and equipment leases and expenses, and delivery charges.

Discontinued Operations

On November 1, 1999, the Company consummated the sale of its paramedical testing operations. During the fourth quarter of fiscal 2002, the remaining liabilities for the estimated underwriter obligations were resolved at less than originally estimated amounts resulting in an additional gain of $0.4 million, net of $0.2 million tax. The paramedical testing operations are reflected as a discontinued operation and the consolidated financial statements of the Company for all periods presented have been restated to reflect the discontinued operations. Hooper Holmes, Inc., the purchaser of the paramedical testing operations, did not assume certain liabilities in the sale of the paramedical testing division. These include accounts payable and other accrued liabilities that totaled approximately $0.7 million at September 30, 2001. No such liabilities remained outstanding at September 30, 2002.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense for continuing operations was approximately $0.5 million, $0.8 million and $0.8 million for the years ended September 30, 2003, 2002 and 2001, respectively.

Impact of Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position, certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a significant impact on the Company’s statement of financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46” or the “Interpretation”), Consolidation of Variable Interest Entities. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures concerning the nature of a VIE’s operations, the amount of activity between a VIE and a Company with a significant variable interest to the VIE, and the maximum possible losses a Company could incur as a result of its business with the VIE. FIN 46 is effective immediately, for VIEs created after January 31, 2003 and is effective no later than the beginning of the first financial reporting period beginning after December 15, 2003 for all other VIEs. The Company is currently evaluating the impact of adopting FIN 46, but does not expect it to have a material impact on its results of operations or its financial condition. The Company does not consolidate any VIEs and the Company does not have any significant variable interests in a VIE.

In December 2002, the FASB issued SFAS 148, ”Accounting for Stock-Based Compensation—Transition Disclosure, An Amendment of FASB Statement No. 123” (“SFAS 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS 148 beginning with the quarter ended March 31, 2003 (See Note 6).

Effective October 1, 2002, the Company adopted, Statement of Financial Accounting Standards (“SFAS”) No. 144, “Impairment of Disposal of Long-Lived Assets.” SFAS No. 144 provides guidance on the accounting

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

for the impairment or disposal of long-lived assets. The adoption of this statement did not have a significant effect on the financial position or results of operations of the Company.

Effective October 1, 2002, the Company adopted SFAS No. 145, “Rescission of SFAS No. 4 (Reporting Gains and Losses From Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), and No. 64 (Extinguishment of Debt Made to Satisfy Sinking Fund Requirements) Amendment of SFAS  No. 13 (Accounting for Leases), and Technical Corrections.” SFAS No. 145 addresses gain or loss on the extinguishments of debt and sale-leaseback accounting for certain lease modifications. The adoption of this statement did not have a significant effect on the financial position or results of operations of the Company; however, it did result in the reclassification of the gain on the early extinguishments of debt of approximately $0.1 million, $0.4 million and $3.4 million from extraordinary item for the years ended September 30, 2003, 2002 and 2001, respectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit and disposal activities initiated after December 15, 2002. The adoption of this statement did not have a material impact on its consolidated financial position, results of operations, or cash flow of the Company.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

2.    Preferred Stock and Common Stock

The Company has 2,000,000 shares of redeemable preferred stock authorized at $0.01 par value, of which no shares were outstanding at September 30, 2003 and 2002.

As of September 30, 2003, a total of 1,562,859 shares of Common Stock have been reserved for future issuance under the Company’s stock option plans.

Shares of Common Stock outstanding and related changes for the three years ended September 30, 2003 are as follows:

Balance at October 1, 2000	6,658,305
Exercise of stock options	52,951

Balance at September 30, 2001	6,711,256
Exercise of stock options	139,857
Retire treasury stock	(12,841)

Balance at September 30, 2002	6,838,272
Exercise of stock options	40,232

Balance at September 30, 2003	6,878,504

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock and Common Stock—continued

On September 22, 1998, the Company adopted a Shareholders’ Rights Plan which gives the shareholders a Right to purchase one Common Stock Purchase Right for each outstanding share of the Company’s Common Stock held by the shareholder in the event that an Acquiring Person (as defined) has acquired beneficial ownership of 15% or more of the Company’s Common Stock. The Company may redeem the Rights at a price of $0.01 per share at any time a person becomes an Acquiring Person. The Rights will expire on September 30, 2008, unless earlier redeemed or exchanged by the Company.

3.    Long-Term Borrowing Arrangements

The Company’s long-term obligations as of September 30, 2003 and 2002 consist of the following:

	2003	2002
Subordinated notes	$20,350,000	$24,350,000
Related party notes payable	—	25,000
Other notes payable	343,021	460,781

	20,693,021	24,835,781
Less current maturities of related party notes payable	—	25,000
Less current maturities	178,335	169,114

Total long-term borrowing	$20,514,686	$24,641,667

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

During fiscal 2003, the Company completed a series of transactions to repurchase a total of $4.0 million of the Notes for $3.8 million cash plus accrued interest. The pre-tax gain (net of the write-off of the related deferred financing fees of $0.07 million) of approximately $0.1 million is reflected in the consolidated statements of operations.

During fiscal 2002, the Company completed a series of transactions to repurchase a total of $8.0 million of the Notes for $7.4 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees of $0.2 million) of $0.4 million is reflected in the consolidated statements of operations.

During fiscal 2001, the Company completed a series of transactions to repurchase a total of $13.1 million of the Notes for $9.3 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees of $0.3 million) of $3.4 million is reflected in the consolidated statements of operations.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Borrowing Arrangements—continued

The Indenture under which the Notes were issued allows the Company to repurchase the Notes at its discretion. At September 30, 2003, total borrowings outstanding under the Notes were approximately $20.4 million.

The Company engaged a financial advisor to review capital structure alternatives necessary to support the Company’s growth plans. These alternatives include recapitalization of its debt obligations to take advantage of potential interest rate arbitrage opportunities and financing of potential acquisitions. The Company has obtained a financing commitment and is presently negotiating the terms of a definitive credit agreement with a potential lender. However, there is no assurance that the negotiations will result in the completion of a new credit facility.

The Company entered into several related party notes payable and non-compete agreements with individuals in connection with the acquisition of businesses. These notes are payable in quarterly and annual installments and bear interest at 5.75% with a maturity date of May 2005.

The aggregate amount of required principal payments during each of the next five fiscal years and thereafter on all long-term obligations as of September 30, 2003, is as follows:

Year ending September 30,
2004	$178,335
2005.	143,528
2006.	21,158
2007	—
2008 and thereafter.	20,350,000

$20,693,021

4.    Acquisition of a Business

During fiscal 2003, the Company acquired the Pennsylvania assets of Health Med One, Inc., a Pennsylvania corporation doing business as Advanced Health Care, for a purchase price of $3.75 million in cash. The acquisition included Advanced Health Care’s pediatric private duty nursing facilities in York, Harrisburg, Allentown and Philadelphia, Pennsylvania. Revenues from these locations are estimated to be in excess of $7.0 million annually. Effective with the adoption of SFAS No. 142, the allocation of $3.6 million of goodwill is not being amortized and is expected to be deducted for tax purposes.

During fiscal 2002, the Company acquired the assets of the South Florida skilled pediatric nursing home health division of the MedLink Group, Inc. (“MedLink”) for a purchase price of approximately $1.9 million in the form of $1.4 million in cash and $0.5 million in a note payable. The acquisition included certain of MedLink’s skilled pediatric facilities in Miami, Plantation, Stuart and West Palm Beach, Florida. Effective with the adoption of SFAS No. 142, the allocation of $1.2 million of goodwill is not being amortized and is expected to be deducted for tax purposes.

The purchase method of accounting was used to record these acquisitions and the results of operations of the acquired companies are included in the accompanying consolidated statements of operations from the date of the acquisition.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Leases

The Company leases office space as well as certain automobiles and medical equipment under operating leases that expire at various dates through 2012. Rent expense for continuing operations approximated $5.9 million, $5.5 million and $5.0 million under these leases for the years ended September 30, 2003, 2002 and 2001, respectively.

At September 30, 2003, the future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year were as follows:

Year ending September 30,
2004	$4,152,000
2005.	3,705,000
2006.	2,604,000
2007	1,675,000
2008 and thereafter.	2,323,000

$14,459,000

6.    Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company’s Stock Option Plan (the “Option Plan”) provides for the granting of stock options covering up to 1,750,000 shares of Common Stock, of which 1,012,059 options are outstanding to eligible participants as of September 30, 2003. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted to those persons who are officers or employees of the Company or to certain outside consultants.

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

Under the Company’s Directors’ Stock Option Plan, directors of the Company who are not officers or employees of the Company may receive stock options annually to purchase shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Board of Directors’ Compensation Committee has the authority and sole discretion to make grants of options under the Plan in addition to the annual grants described above. A total of 300,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors’ Stock Option Plan of which 274,000 options are outstanding to eligible participants as of September 30, 2003.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans—continued

Pro forma information regarding net income and earnings per share is required by SFAS 123 as amended by SFAS 148, determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 2.35% to 3.03% for fiscal 2003, 1.95% and 3.69%, for fiscal 2002 and 2001, respectively, a dividend yield of 0.0%, volatility factors of the expected market price of the Company’s Common Stock ranging from 98% to 126% for fiscal 2003, 138% and 146% for fiscal 2002 and 2001, respectively and a weighted-average expected life of the option of 4 years.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for net income per share information):

	Year Ended September 30,
	2003	2002	2001
Net Income
As reported	$5,127	$14,061	$5,487
Fair value based method compensation expense, net of tax	(698)	(595)	(493)

Pro forma net income	$4,429	$13,466	$4,994

Basic income per share
As reported	$0.75	$2.07	$0.82

Pro forma	$0.65	$1.98	$0.75

Diluted income per share
As reported	$0.72	$1.97	$0.79

Pro forma	$0.62	$1.88	$0.72

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at October 1, 2000	1,042,791	$9.36
Granted	258,200	4.98
Exercised	(52,951)	1.82
Cancelled	(150,033)	9.56

Outstanding at September 30, 2001	1,098,007	8.67
Granted	162,800	5.65
Exercised	(139,857)	3.24
Cancelled	(20,784)	15.14

Outstanding at September 30, 2002	1,100,166	8.74
Granted	335,800	7.50
Exercised	(40,232)	3.10
Cancelled	(109,675)	10.08

Outstanding at September 30, 2003	1,286,059	$8.48

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans—continued

At September 30, 2003, 2002 and 2001, options to acquire 780,817, 738,232 and 694,917 shares, respectively, were exercisable. The weighted average fair value per share of options granted in 2003, 2002 and 2001 was $5.30, $3.93 and $3.53, respectively.

The following table summarizes the ranges of exercise prices and weighted average contractual lives for options outstanding and the weighted average exercise price for options exercisable as of September 30, 2003.

Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$ 0.7150 – $1.6250	74,509	5.8	74,509	$1.63
1.6260 – 4.2860	164,650	6.7	152,908	2.15
4.2870 – 5.7000	437,325	8.1	226,025	5.13
5.7100 – 8.0000	301,200	9.3	19,000	8.00
8.0100 – 10.2600	14,000	0.9	14,000	10.06
10.2700 – 15.0000	20,875	1.3	20,875	13.86
15.1000 – 19.8700	252,000	3.2	252,000	19.16
19.8800 – 25.0000	21,500	3.3	21,500	22.83

	1,286,059	6.8	780,817	$9.62

7.    Income Taxes

The income tax expense (benefit) for the years ended September 30, 2003, 2002 and 2001 is summarized below:

	2003	2002	2001
Current:
Federal	$1,983,810	$(635,222)	$684,816
State	194,204	(74,732)	118,635

	2,178,014	(709,954)	803,451
Deferred:
Federal	1,024,719	(5,378,812)	(674,899)
State	120,555	(632,801)	(128,552)

	1,145,274	(6,011,613)	(803,451)

Net tax expense (benefit)	$3,323,288	$(6,721,567)	$—

Continuing operations	$3,323,288	$(6,942,721)	$—

Discontinued operations	$—	$221,154	$—

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—continued

A reconciliation of the income tax expense (benefit) related to the statutory federal income tax rate is as follows:

	2003	2002	2001
Statutory federal income tax rate of 34% applied to pre-tax income	$2,872,916	$2,495,362	$1,865,840
State income taxes, net of federal tax benefit	337,990	293,572	214,023
Amortization and impairment of intangible	—	—	453,382
Reversal of valuation allowance	—	(9,280,771)	(2,082,522)
Other, net	112,382	(229,730)	(450,723)

	$3,323,288	$(6,721,567)	$—

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2003	2002
Allowance for doubtful accounts	$1,482,000	$2,038,320
Mark to market accounting for accounts receivable	(472,341)	(531,177)
State tax net operating loss	1,497,704	1,800,148
Payroll related accruals.	495,413	555,180
Insurance related accruals.	3,058,142	2,416,193
Property and equipment and intangibles	1,418,437	2,399,881
Other, net.	214,930	161,014

Net deferred tax asset	$7,694,285	$8,839,559

As of September 30, 2003, the Company has approximately $37.4 million of net operating loss carryforwards relating to certain states with expiration dates ranging from five to twenty years, with the majority averaging approximately 15 years.

The Company received approximately $0.1 million, $0.3 million and $0.8 million in cash income tax refunds during fiscal 2003, 2002 and 2001, respectively. Cash paid for taxes for the years ended September 30, 2003, 2002 and 2001 were approximately, $0.4 million, $0.3 million and $1.0 million, respectively.

For fiscal 2002, the Company recorded a net tax benefit of $6.7 million primarily due to the full reversal of the valuation allowance. Management considered all available evidence primarily focusing on scheduled reversals of deferred tax assets and liabilities and projected future taxable income. Based on this analysis, management concluded it was more likely than not that all of the net deferred tax assets would be realized. Accordingly, the Company reversed the remaining valuation allowance as of September 30, 2002. In accordance with SFAS No. 109, “Accounting for Income Taxes”, the net tax benefit of $6.7 million was allocated first to continuing operations by taking the tax effect of pretax income from continuing operations and adding the tax effect of the full reversal of the valuation allowance. The remaining tax expense was allocated to discontinued operations. Based on this methodology, a $6.9 million tax benefit was allocated to continuing operations and $0.2 million tax expense was allocated to discontinued operations.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—continued

For fiscal 2001, the Company had a current income tax expense of $0.8 million, which was offset by the reduction of the valuation allowance related to the deferred tax asset resulting in zero income tax expense. The Company recorded a partial valuation allowance against the net deferred tax assets at September 30, 2001.

8.    Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents—The carrying amounts reported in the balance sheets approximate their fair value.

Long and short-term debt—The fair value of the Company’s Notes as determined by quotations on the applicable quotation service was approximately $19.8 million and $23.6 million at September 30, 2003 and 2002, respectively. The carrying amounts for short-term debt reported in the balance sheets approximate their fair value.

9.    Employee Benefits

The Company has a contributory savings plan (the “Savings Plan”), which qualifies under Section 401(k) of the Internal Revenue Code (“Code”), covering all employees of the Company (except, among others, highly compensated employees as defined in the Savings Plan, certain employees designated as part-time employees and employees deemed to be leased employees within the meaning of certain provisions of the Code). The Company, at its discretion, may match 33% of employee contributions to a maximum of 6% of employee earnings each Savings Plan year. Company contributions to the Savings Plan were approximately $0.4 million for each of the years ended September 30, 2003, 2002 and 2001, respectively.

Effective January 1, 2002, the Company amended and restated the Pediatric Services of America, Inc. Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) for certain employees of the Company. The purpose of this plan is to provide selected management or highly compensated personnel of the Company with the opportunity to defer amounts of their compensation which might not otherwise be deferrable under other Company plans, including the Savings Plan, and to receive the benefits of deferring their compensation, in the absence of certain restrictions and limitations in the Code. Participants elect the amount of pay they wish to defer up to the maximum percentage of compensation for the tier to which the employee is a member. Maximum deferrals range from 10% to 100% of compensation. The Company may contribute to the Plan an amount equal to a percentage of the amount each Participant contributes to the Plan. The Non-Qualified Plan is intended to be an unfunded plan for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Company contributions and voluntary compensation deferrals are held in a “Rabbi Trust” as that term is defined in Revenue Procedure 92-64, 1992-2 C.B. 422. Distributions of Plan contributions and earnings will be made upon termination of employment, disability, retirement or the financial hardship of the participant. In-service benefits are also available to participants. Company contributions to the Non-Qualified Plan were approximately $0.2 million for the year ended September 30, 2003 and $0.1 million for each of the years ended September 30, 2002 and 2001, respectively.

Effective January 1, 1996, the Board of Directors of the Company adopted the Pediatric Services of America, Inc. Employee Stock Purchase Plan (the “ESPP”) as amended and approved by the shareholders at the January 29, 2002 Annual Meeting. The ESPP is administered by the Compensation Committee of the Board of Directors. Participant contributions in the ESPP are made through quarterly payroll deductions on an after-tax

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Benefits—continued

basis. On or about the last day of the calendar quarter, the Company contributes 15% of the total amount of each employee’s contributions to the ESPP for that quarter. Participants’ and the Company’s contributions are used to purchase shares of Common Stock at fair market value on the open market on or about the last day of the respective quarter. Company contributions to the ESPP were approximately $29,000, $31,000 and $25,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

10.    Commitments and Contingencies

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of September 30, 2003, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate.

During January 2003, the Medicare carrier notified the Company that it had begun recoupment of $1.7 million under audit against weekly disbursements made to the Company. As of April 28, 2003, the Company was notified by a representative of the Medicare carrier that upon further review a significant number of the patients contained in the original audit sample were deemed to have sufficient medical documentation and would be excluded from their reported findings which revised the recoupment to $0.8 million plus accrued interest. Medicare has recouped this amount as of September 30, 2003. Among the issues under examination was the Company’s compliance with a local medical review policy (“LMRP”) requiring a specific type of documentation to be included in the patient’s medical record. As of April 1, 2003, the Medicare carrier rescinded the LMRP. While this action does not directly affect the audit sample, which pre-dates the rescission of the LMRP, the Company believes that arguments it intends to cite on appeal regarding the validity of the LMRP may be bolstered by the elimination of this requirement, however, the ultimate resolution of this issue as it pertains to the Company cannot be predicted at this time. The Company continues to believe that its documentation for substantially all the remaining patients in the audit sample is sufficient.

The Company believes that a repayment of some amount is probable. At this time the Company’s estimate of the liability is based upon the status of its review to date, and the settlement of similar claims made against other home health care providers. Based upon this estimate, the Company accrued during fiscal 2003 a $0.36 million liability in the consolidated financial statements. The ultimate resolution of this asserted claim may be different from the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

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

In January, 2002, the parties entered into a Stipulation of Settlement settling all claims asserted in the lawsuit against all parties for a total of $3.2 million, subject to the court approval (the “Class Settlement”). On March 14, 2002, following a hearing on the fairness, reasonableness and adequacy of the proposed settlement, the Court entered an Order approving the settlement. The time for appeal of the Settlement Order has expired and no appeal has been taken. Under the terms of the settlement, the $3.0 million contribution of the Company to the settlement was fully funded by its insurance carrier under its Directors and Officers insurance policy. On November 24, 2003, the Court entered an Order granting Plaintiffs’ motion to approve Claims Administration.

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

11.    Basic and Diluted Income Per Share

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

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income from continuing and discontinued operations per share:

	Year Ended September 30,
	2003	2002	2001
Denominator for basic income per share-weighted average shares	6,860,901	6,790,862	6,682,608
Effect of dilutive securities:
Options	235,402	359,189	252,253

Denominator for diluted income per share—adjusted weighted average shares	7,096,303	7,150,051	6,934,861

12.    Segments

The Company has three reportable segments: Nursing and PPEC; Respiratory Therapy Equipment and Services; and Pharmacy. The Company’s Nursing and PPEC division consists primarily of private duty home nursing care for predominately pediatric patients as well as Prescribed Pediatric Extended Care Centers which provide daily medical care for medically fragile children. The Company’s Pharmacy division provides pharmaceutical products and services for its patients in the home or physician’s office. The Company’s RT/HME division provides respiratory therapy equipment and services to patients in the home. In fiscal 2003, the Company changed from one reportable segment to three reportable segments. For all periods presented, the corresponding items of segment information have been reclassified to reflect this change.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies (See Note 1). The Company evaluates performance based on profit or loss from operating income, excluding corporate, general and administrative expenses. Asset information by segment, including capital expenditures and net income (loss) beyond operating contribution margins are not provided to the Company’s chief operating decision maker. Inter-segment profits or losses have been eliminated.

The Company’s reportable segments are business units defined at the branch office based on the predominant line of revenue. The reportable segments are managed separately.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments—continued

The following table summarizes certain information for each of the Company’s operating segments:

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment and Services	Consolidated Total
Year Ended September 30, 2003
Net revenue	$101,941,499	$66,630,476	$47,020,516	$215,592,491
Costs of goods and services
Nursing and therapist salaries, wages, benefits and supplies	60,965,120	789,467	949,134	62,703,721
Pharmacy product and supplies	33,202	41,221,783	2,910,497	44,165,482
Intercompany profit/(loss)	(500)	1,494,100	(1,493,600)	—
Disposables/Supplies	70,384	922,753	10,082,259	11,075,396

Total cost of goods and services	61,068,206	44,428,103	12,448,290	117,944,599
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	18,391,611	7,190,750	14,562,190	40,144,551
Business Insurance	4,406,543	900,153	1,758,643	7,065,339
Overhead	6,092,413	3,246,262	5,953,982	15,292,657

Total operating costs and expenses	28,890,567	11,337,165	22,274,815	62,502,547
Provision for doubtful accounts	195,735	165,982	1,113,638	1,475,355
Depreciation	286,296	154,353	2,631,158	3,071,807

Branch office contribution margin	$11,500,695	$10,544,873	$8,552,615	$30,598,183

Year Ended September 30, 2002
Net revenue	$99,336,788	$54,707,002	$43,415,533	$197,459,323
Costs of goods and services
Nursing and therapist salaries, wages, benefits and supplies	60,115,613	709,870	984,655	61,810,138
Pharmacy product and supplies	6,431	31,839,138	2,733,427	34,578,996
Intercompany profit/(loss)	—	1,535,500	(1,535,500)	—
Disposables/Supplies	105,261	757,882	9,456,441	10,319,584

Total cost of goods and services	60,227,305	34,842,390	11,639,023	106,708,718
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	17,258,659	6,649,790	14,517,958	38,426,407
Business Insurance	2,370,335	818,787	1,606,047	4,795,169
Overhead	6,053,622	2,470,842	5,800,829	14,325,293

Total operating costs and expenses	25,682,616	9,939,419	21,924,834	57,546,869
Provision for doubtful accounts	337,117	336,297	1,256,258	1,929,672
Depreciation	241,680	184,973	2,603,762	3,030,415

Branch office contribution margin	$12,848,070	$9,403,923	$5,991,656	$28,243,649

Year Ended September 30, 2001
Net revenue	$96,130,813	$49,010,278	$38,948,623	$184,089,714
Costs of goods and services
Nursing and therapist salaries, wages, benefits and supplies	56,494,241	578,277	751,954	57,824,472
Pharmacy product and supplies	174,122	29,327,548	2,357,343	31,859,013
Intercompany profit/(loss)	—	1,398,360	(1,398,360)	—
Disposables/Supplies	72,533	899,043	8,249,227	9,220,803

Total cost of goods and services	56,740,896	32,203,228	9,960,164	98,904,288
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	13,998,524	6,181,811	13,757,137	33,937,472
Business Insurance	2,291,121	646,642	1,383,692	4,321,455
Overhead	5,028,219	2,411,746	5,862,188	13,302,153

Total operating costs and expenses	21,317,864	9,240,199	21,003,017	51,561,080
Provision for doubtful accounts	793,481	335,842	1,736,784	2,866,107
Depreciation	521,749	240,038	3,000,988	3,762,775

Branch office contribution margin	$16,756,823	$6,990,971	$3,247,670	$26,995,464

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments—continued

	Year Ended September 30,
	2003	2002	2001
Total profit for reportable segments	$30,598,183	$28,243,649	$26,995,464

Corporate, general and administrative	(19,030,563)	(18,266,010)	(18,021,088)
Corporate depreciation and amortization	(982,543)	(1,038,524)	(3,508,986)
Other income	56,256	—	31,888
Gain on early extinguishment of debt	99,670	417,117	3,396,430
Interest income	138,074	166,980	606,594
Interest expense	(2,429,324)	(2,765,893)	(4,012,538)

Income from continuing operations, before income tax expense (benefit)	$8,449,753	$6,757,319	$5,487,764

13.    Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for fiscal 2003 and 2002 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Fiscal 2003
Net revenue	$52,562	$53,637	$54,149	$55,244
Operating income	2,220	2,370	2,780	3,215
Net income	971	1,128	1,350	1,678
Net income per share
Basic	$0.14	$0.16	$0.20	$0.24
Diluted	$0.14	$0.16	$0.19	$0.23

	Quarter
	First	Second	Third	Fourth
Fiscal 2002 (1) (2) (3)
Net revenue	$49,140	$48,065	$49,220	$51,034
Operating income	3,131	1,830	1,832	2,146
Income from continuing operations	2,857	1,139	1,215	8,489
Gain on disposal of discontinued operations, net of tax	—	—	—	361
Net income	2,857	1,139	1,215	8,850
Net income per share:
Basic	$0.43	$0.17	$0.18	$1.29
Diluted	$0.40	$0.16	$0.17	$1.25

(1)	The first quarter of fiscal 2002 reflects the impact of increased episodic hemophilia pharmacy net revenues.
(2)	The fourth quarter of fiscal 2002 reflects the Company’s reversal of the remaining valuation allowance.
(3)	Fiscal 2002 reflects the reclassification of the gain on the early extinguishment of debt from the adoption of SFAS No. 145.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Subsequent Events

On October 1, 2003, the Company completed its annual renewal of its risk management program and implemented several changes. The Company renewed its insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Per claim deductible limits remained at $1.0 million. The annual aggregate also changed from no annual aggregate to $10.0 million. The policy amount increased to $15.0 million with a significant increase in annual premiums. Material changes to the current workers’ compensation policy included the deductible increasing from $0.25 million to $0.35 million.

During November 2003, the Company was notified by its former workers’ compensation carrier of its intent to reduce its surety bond collateral requirement by approximately $0.5 million. The surety bond carrier has, in turn, decreased its cash collateral requirement and refunded to the Company the same $0.5 million. Material changes to the current workers’ compensation policy included the large deductible increasing from $0.25 million to $0.35 million.

During November 2003, the Company changed the nature of its primary employee medical benefit plan from a guaranteed minimum premium model to a self insured model. This policy includes aggregate stop loss for claims over 115% of expected paid claims, $0.125 million specific stop loss on large individual claims and tail liability for claims presented up to six months after occurrence. The medical, dental and vision benefits are administered by a third-party carrier.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Pediatric Services of America, Inc.

We have audited the accompanying consolidated balance sheets of Pediatric Services of America, Inc. as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill during 2002.

Atlanta, Georgia

November 21, 2003

PEDIATRIC SERVICES OF AMERICA, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedules

Schedules numbered in accordance with Rule 5.04 of Regulation S-X

II Valuation and Qualifying Accounts	69

All schedules except Schedule II have been omitted because the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant, or the schedules are not applicable.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

PEDIATRIC SERVICES OF AMERICA, INC.

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Year ended September 30, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$7,628,000	$2,866,000		$87,000	(1)	$5,061,000	(2)	$5,520,000
Valuation allowance for net deferred tax assets	$7,286,000	$—		$—		$2,083,000	(3)	$5,203,000

Year ended September 30, 2002:
Deducted from asset account:
Allowance for doubtful accounts	$5,520,000	$1,930,000		$67,000	(4)	$2,153,000	(2)	$5,364,000
Valuation allowance for net deferred tax assets	$5,203,000	$2,950,000	(5)	$—		$8,153,000	(6)	$—

Year ended September 30, 2003
Deducted from asset account:
Allowance for doubtful accounts	$5,364,000	$1,475,000		$(66,000	)(7)	$2,873,000	(2)	$3,900,000

(1)	Allowance for doubtful accounts from partnership.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Decrease in the valuation allowance was due to the reduction in net deferred tax assets and a partial valuation allowance recorded as of September 30, 2001.
(4)	Allowance for doubtful accounts related to the MedLink acquisition.
(5)	Income tax benefit and provision to return differences.
(6)	Reversal of the valuation allowance due to analysis indicating it was more likely than not that the net deferred tax assets would be realized.
(7)	Reduction to Notes Payable per closing agreement related to the MedLink acquisition.

INDEX TO EXHIBITS

Exhibits

The following exhibits are filed with this report. The Company will furnish any exhibit upon request to Pediatric Services of America, Inc., 310 Technology Parkway, Norcross, Georgia 30092-2929. There is a charge of $.50 per page to cover expenses for copying and mailing.

21	Subsidiaries of the Company

23.1	Consent of Independent Auditors, Ernst & Young LLP

24	Powers of Attorney

31.1	Rule 13a – 14(a)/15d – 14(a) Certification

31.2	Rule 13a – 14(a)/15d – 14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification