Form 10-Q
period 2003-12-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2004-02-05
CIK 893430

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☐ No ☒

As of January 30, 2004 the Registrant had 6,884,654 shares of Common Stock, $0.01 Par Value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,059	$9,171
Accounts receivable, less allowances for doubtful accounts of $5,169 and $3,900, respectively	42,566	37,043
Prepaid expenses	2,456	991
Deferred income taxes	4,778	4,778
Workers’ compensation loss fund	2,732	1,633
Inventory	3,085	2,724
Insurance recoveries	2,008	2,227
Other current assets	263	327

Total current assets	59,947	58,894

Property and equipment:
Home care equipment held for rental	31,038	30,009
Furniture and fixtures	11,711	11,402
Vehicles	700	700
Leasehold improvements	1,981	1,961

	45,430	44,072
Accumulated depreciation and amortization	(36,921)	(36,343)

	8,509	7,729

Other assets:
Goodwill, less accumulated amortization of approximately $9,613	36,540	36,540
Certificates of need, less accumulated amortization of approximately $609 and $604, respectively	64	69
Deferred financing fees, less accumulated amortization of approximately $727 and $709, respectively	661	632
Noncompete agreements, less accumulated amortization of approximately $1,191 and $1,181, respectively	89	99
Deferred income taxes	2,916	2,916
Workers’ compensation bond collateral	2,295	2,779
Insurance recoveries	6,415	5,396
Other	284	290

	49,264	48,721

Total assets	$117,720	$115,344

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands)

	December 31, 2003	September 30, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,832	$6,045
Accrued compensation	4,536	5,138
Income taxes payable	1,356	1,382
Accrued insurance	5,068	5,798
Refunds payable	1,219	1,176
Accrued interest	425	951
Other accrued liabilities	1,974	2,062
Deferred revenue	710	733
Current maturities of long-term obligations	192	178

Total current liabilities	22,312	23,463
Long-term accrued insurance	12,262	10,302
Long-term obligations, net of current maturities	20,495	20,515

Total liabilities	55,069	54,280
Redeemable preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—

Stockholders’ equity:
Common stock, $.01 par value, 80,000 shares authorized 6,884 and 6,879 shares issued and outstanding at December 31, 2003 and September 30, 2003, respectively	69	69
Additional paid-in capital	49,261	49,247
Retained earnings	13,321	11,748

Total stockholders’ equity	62,651	61,064

Total liabilities and stockholders’ equity	$117,720	$115,344

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)
Net revenue	$59,830	$52,562
Costs and expenses:
Costs of goods and services	33,296	28,569
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	10,222	9,938
Business insurance	1,983	1,861
Overhead	4,172	3,948

Other operating costs and expenses	16,377	15,747
Corporate, general and administrative
Salaries, wages and benefits	3,557	3,462
Business insurance	44	89
Professional services	520	415
Overhead	734	722

Corporate, general and administrative	4,855	4,688
Provision for doubtful accounts	1,383	278
Depreciation and amortization	864	1,060

Total costs and expenses	56,775	50,342

Operating income	3,055	2,220
Other income	4	—
Interest income	43	30
Interest expense	(532)	(650)

Income before income tax expense	2,570	1,600
Income tax expense	997	629

Net income	$1,573	$971

Net income per share data:
Basic	$0.23	$0.14

Diluted	$0.22	$0.14

Weighted average shares outstanding:
Basic	6,882	6,845

Diluted	7,251	7,080

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$1,573	$971
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	864	1,060
Provision for doubtful accounts	1,383	278
Amortization of deferred financing fees	18	22
Changes in operating assets and liabilities:
Accounts receivable	(6,906)	(2,301)
Prepaid expenses	(1,465)	(462)
Inventory	(361)	(1,484)
Other assets	51	127
Workers’ compensation loss fund	(1,099)	(832)
Workers’ compensation bond collateral	484	(908)
Accounts payable	787	2,191
Income taxes	(26)	519
Accrued liabilities, refunds, interest and insurance recoveries	(766)	(179)

Net cash used by operating activities	(5,463)	(998)
Investing activities:
Purchases of property and equipment	(1,568)	(704)

Net cash used in investing activities	(1,568)	(704)
Financing activities:
Principal payments of long-term debt	(48)	(69)
Deferred financing fees	(47)	—
Proceeds from exercise of stock options	14	37

Net cash used in financing activities	(81)	(32)

Decrease in cash and cash equivalents	(7,112)	(1,734)
Cash and cash equivalents at beginning of period	9,171	10,990

Cash and cash equivalents at end of period	$2,059	$9,256

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,073	$1,272

Cash paid for taxes	$1,024	$121

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2004. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2003 included in the Company’s Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company’s 2003 Annual Report.

2.	Summary of Significant Accounting Policies

Description of Business

The Company provides a broad range of pediatric health care services and equipment including nursing, respiratory therapy, rental and sale of durable medical equipment, pharmaceutical services and infusion therapy services. In addition, the Company provides pediatric rehabilitation services, day treatment centers for medically fragile children, pediatric well care services and special needs educational services for pediatric patients. The Company also provides case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other health care providers. The Company’s services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. As a complement to its pediatric respiratory and infusion therapy services, the Company also provides respiratory and infusion therapy and related services for adults. For financial reporting purposes, the Company’s branch offices are aggregated into three reportable segments based on their primary line of business in accordance with the Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (see Note 7).

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

Concentration of Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current health care environment. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, and individuals and the diversity of geographic locations in which the Company operates. However, the Company has substantial geographic density in the eastern United States, which it believes exposes the Company to payor initiated reimbursement changes. In addition the Company is exposed to risk for a substantial amount of accounts receivable for a small number of hemophilia factor patients and disruptions to cash collections due to the inability of some payors to process claims (see Item 2).

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $9.5 million and $7.2 million for which services have been rendered but the amounts were unbilled as of December 31, 2003 and September 30, 2003, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

Workers’ Compensation Loss Fund

The Company’s insurance carrier requires a twelve month estimated loss reserve to be funded entirely with cash over the first ten months of each policy year. This cash requirement for fiscal 2004 is estimated to be $2.6 million, which is reduced by the monthly loss fund payments. The net balance at December 31, 2003 was $2.7 million. The insurance carrier has the right to increase this cash requirement at the end of each policy year if the claim experience is greater than anticipated, but to date has not indicated the need to do so for fiscal 2003.

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.03 million and $0.05 million for the three months ended December 31, 2003, and 2002, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below:

For The Year Ending September 30,
2004	$140,000
2005	$140,000
2006	$122,000
2007	$80,000
2008	$79,000

Workers’ Compensation Bond Collateral

The Company has secured surety bonds of $4.0 million to satisfy its workers’ compensation carrier’s policy requirements. The surety bonds were collateralized by $2.8 million cash posted to a third party escrow account. During November 2003, the Company was notified by its former workers’ compensation carrier of its intent to reduce its surety bond collateral requirement by approximately $0.5 million. The surety bond carrier has, in turn, decreased its cash collateral requirement and refunded to the Company the same $0.5 million and decreased the surety bond by $1.5 million. Material changes to the fiscal 2004 workers’ compensation policy included the large deductible increasing from $0.25 million to $0.35 million.

Accrued Insurance/Insurance Recoveries

The Company’s insurance broker retains the services of an independent actuary to prepare an actuarial analyses of the Company’s development of reported and incurred but not reported claims for workers’ compensation and medical malpractice liabilities. These estimates are updated as determined necessary based on recent claims history and other events. Inherent in these estimates are the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management. Accrued workers’ compensation and medical malpractice losses have been discounted at 6%. Under the guidance of Emerging Issues Task Force No. 03-8, “Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity” the Company has determined that it should follow FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” Under Interpretation 39, offsetting of liabilities for claims made and incurred but not reported claims against receivables for expected recoveries from insurers is not appropriate unless the conditions specified in FIN 39 are met. The Company does not meet the conditions and has reclassified the expected recoveries to short-term and long-term receivables in all periods presented.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46” or the “Interpretation”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors, if any do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures concerning the nature of a VIE’s operations, the amount of activity between a VIE and a Company with a significant variable interest to the VIE, and the maximum possible losses a Company could incur as a result of its business with the VIE. FIN 46 is effective immediately, for VIEs created after January 31, 2003 and is effective no later than the beginning of the first financial reporting period beginning after December 15, 2003 for all special purpose entities and March 15, 2004 for all other VIEs. The Company is currently evaluating the impact of adopting FIN 46, but does not expect it to have a material impact on its results of operations or its financial condition. The Company does not consolidate any VIEs and the Company does not have any significant variable interests in a VIE.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

3.	Long-Term Borrowing Arrangements

On January 27, 2004, the Company entered into a credit agreement with General Electric Capital Corporation (see Note 8).

4.	Stock Option Plans

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 as amended by SFAS 148, determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for net income per share information):

	Three Months Ended December 31,
	2003	2002
Net Income
As reported	$1,573	$971
Fair value based method compensation expense, net of tax	(277)	(158)

Pro forma net income	$1,296	$813

Basic income per share
As reported	$0.23	$0.14

Pro forma	$0.19	$0.12

Diluted income per share
As reported	$0.22	$0.14

Pro forma	$0.18	$0.11

5.	Commitments and Contingencies

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of December 31, 2003, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently thereafter would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate.

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

The Company believes that a repayment of some amount is probable. At this time the Company’s estimate of the liability of $0.36 million is based upon the status of its review to date, and the settlement of similar claims made against other home health care providers. The ultimate resolution of this asserted claim may be different from the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

In addition, the Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, at this time the ultimate resolution of such current pending legal proceedings should not have a material adverse effect on the Company’s consolidated financial or liquidity position.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

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

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income per share:

	Three Months Ended December 31,
	(In thousands)
	2003	2002
Denominator for basic income per share-weighted average shares	6,882	6,845
Effect of dilutive securities:
Options	369	235

Denominator for diluted income per share—adjusted weighted average shares	7,251	7,080

7.	Segments

The Company has three reportable segments: Nursing and Prescribed Pediatric Extended Care Centers (“PPEC”); Respiratory Therapy Equipment and Services (“RTES”); and Pharmacy. The Company’s Nursing and PPEC division consists primarily of private duty home nursing care for predominately pediatric patients as well as PPEC Centers which provide daily medical care for medically fragile children. The Company’s RTES division provides respiratory therapy equipment and services to patients in the home. The Company’s Pharmacy division provides pharmaceutical products and services for its patients in the home or physician’s office.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). The Company evaluates each segment’s performance based on profit or loss from operating income, excluding corporate, general and administrative expenses. Asset information by segment, including capital expenditures and net income (loss) beyond operating contribution margins are not provided to the Company’s chief operating decision maker. Inter-segment profits or losses have been eliminated.

The Company’s reportable segments are business units defined at the branch office based on the predominant line of revenue. The reportable segments are managed separately.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

The following table summarizes certain information for each of the Company’s reportable segments (in thousands):

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment and Services	Consolidated Total
Three Months Ended December 31, 2003
Net revenue	$26,013	$21,668	$12,149	$59,830
Costs of goods and services
Nursing and therapist salaries, wages, benefits and supplies	15,252	240	245	15,737
Pharmacy product and supplies	2	13,823	821	14,646
Intercompany profit (loss)	—	370	(370)	—
Disposables and supplies	21	167	2,725	2,913

Total cost of goods and services	15,275	14,600	3,421	33,296
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	4,841	1,681	3,700	10,222
Business insurance	1,278	239	466	1,983
Overhead	1,868	718	1,586	4,172

Total operating costs and expenses	7,987	2,638	5,752	16,377
Provision for doubtful accounts	334	381	668	1,383
Depreciation	83	47	593	723

Branch office contribution margin	$2,334	$4,002	$1,715	$8,051

Three Months Ended December 31, 2002
Net revenue	$24,928	$15,674	$11,960	$52,562
Costs of goods and services
Nursing and therapist salaries, wages, benefits and supplies	15,002	217	186	15,405
Pharmacy product and supplies	—	9,642	725	10,367
Intercompany profit (loss)	—	385	(385)	—
Disposables and supplies	24	278	2,495	2,797

Total cost of goods and services	15,026	10,522	3,021	28,569
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	4,455	1,766	3,717	9,938
Business insurance	1,152	243	466	1,861
Overhead	1,461	1,052	1,435	3,948

Total operating costs and expenses	7,068	3,061	5,618	15,747
Provision for doubtful accounts	(109)	(108)	495	278
Depreciation	73	45	688	806

Branch office contribution margin	$2,870	$2,154	$2,138	$7,162

	Three Months Ended December 31,
	2003	2002
Total profit for reportable segments	$8,051	$7,162
Corporate, general and administrative	(4,855)	(4,688)
Corporate depreciation and amortization	(141)	(254)
Other income	4	—
Interest income	43	30
Interest expense	(532)	(650)

Income before income tax expense	$2,570	$1,600

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

8.	Subsequent Events

On January 27, 2004, the Company entered into a credit agreement with General Electric Capital Corporation (“Credit Agreement”). Subject to the terms and conditions of the Credit Agreement, the Lender made available a credit facility consisting of: a $10.0 million revolver and a $10.0 million acquisition loan. Availability in both components is subject to a borrowing base calculation against the Company’s accounts receivable. Borrowings under the revolver component of the Credit Agreement bear interest at LIBOR plus 3.00% or the Index Rate plus 1.50%. Borrowings under the acquisition component of the Credit Agreement bear interest at LIBOR plus 3.50% or the Index Rate plus 2.00%. The Credit Agreement provides for unused line fees of 0.50% for the revolver component and 0.75% for the acquisition component. The Credit Agreement contains several financial and non-financial covenants including but not limited to certain leverage, coverage, DSO and maximum capital expenditures requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the “Company”). When used in this Form 10-Q, the words “may,” “target,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. The Company cautions that various factors, including the factors described hereunder and those discussed in the Company’s other filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company’s ability to collect for equipment sold or rented, assimilate and manage previously acquired field operations, collect accounts receivable, including receivables related to acquired businesses and receivables under appeal, hire and retain qualified personnel and comply with and respond to billing requirements issues, including those related to the Company’s billing and collection system, nurse shortages, competitive bidding, HIPAA regulations, Average Wholesale Price (“AWP”) reductions, adverse litigation, workers’ compensation losses, availability and cost of medical malpractice insurance and reduced state funding levels and nursing hours authorized by Medicaid programs, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included in this quarterly report.

Recent Developments

Home Healthcare Industry Events & Updates

As previously discussed in the Company’s 10-Q and 10-K filings for fiscal 2003, Georgia Medicaid’s contractor, (the “Contractor”) missed the original implementation date of October 1, 2002 and delayed the “go live” date until April 1, 2003 for its new Multi Health Network system (“MHN”). Due to numerous setbacks with the MHN system since the implementation date of April 1, 2003, the state has been making prospective payments in lieu of final claim resolution to a number of their providers. Most of these payments do not contain adequate information to properly apply and reconcile the Company’s account receivable balances. Georgia Medicaid is an important customer of the Company and represents approximately 6% of our annual billed revenue.

On November 1, 2003, the state engaged a consultant to conduct a high level assessment of the key/core functions of the Phase 1 MHN system and related processes. The system was to be assessed primarily from the perspective of the impact to Medicaid providers. The consultant’s report was delivered on January 8, 2004 and its major findings included:

•	The request for proposal and contractor’s response were both written so broadly that functional requirements were open to interpretation. The state never issued final approval on several key Detail System Design Documents which were intended to define system specifications.

•	Testing prior to implementation was inadequate.

•	Communications and training for the provider community was insufficient.

•	Estimates of provider access to the web portal were insufficient.

Specific additional findings of the study included:

•	Not all provider claims were priced correctly

•	Payments were not sent to the correct provider or payee

•	Claims were incorrectly denied for no prior authorization.

•	Inadequate assistance for customer interaction centers.

Among the actions taken by the state to address many of the issues identified in this report has been the cancellation of Phase 2 of the MHN system project.

While this situation exposes the Company to risks, the Company has taken the following steps to mitigate such risks:

•	Engaged external expert legal counsel and on January 23, 2004 met in person with the Director of Georgia Medicaid and appropriate members of his staff to explain, in detail, how the MHN system failures impact the specific categories of products and services that the Company provides and the inadequate and incomplete responses received to date from the state to its inquiries.

•	Formed a team with dedicated PSA personnel and requested to be given guaranteed access to the appropriate department heads at the state to define a methodology to reconcile the Company’s records of products and services provided and prospective payments received, as well as to define a “go forward” strategy for existing and future patients.

•	Scheduled a follow up meeting for February 11, 2004.

While the Company is optimistic with the Director’s initial response, given the significance and complexity of the issues and the need to rely on the state to provide the resources necessary to achieve resolution, the Company deemed it necessary to significantly increase its provision for doubtful accounts.

In addition, a number of state legislatures are dealing with record budget deficits and contemplating cuts to Medicaid funding, some of which, if enacted, would further reduce reimbursement levels for services and products provided by the Company. As of the date of this filing, the Company is not aware of any enacted state changes that would have a material adverse effect on the Company’s consolidated financial or liquidity position; however, some states are still considering rate or volume reductions which, if enacted could have a significant impact on the Company’s consolidated financial or liquidity position. In an effort to impact these legislative issues, the Company has engaged consultants in selected markets to directly present the Company’s cost saving strategies and related rate requests to the Medicaid program. The Company has received notification from one state Medicaid commissioner that its reimbursement rate request will be incorporated into the agency’s fiscal year 2005 budget proposal to the state legislature. In addition, the Company continues negotiations with another state Medicaid commissioner to pilot a program to more rapidly discharge hospitalized medically complex and medically fragile children into the Company’s care. These accelerated discharges should provide the state with significant cost savings and potentially motivate the state to increase the reimbursement rate for services provided by the Company. The Company has communicated to the state, its willingness to close certain unprofitable branch offices if a solution cannot be found. In addition, the Company’s local market staff routinely collaborate with the appropriate community and regulatory authorities on behalf of the Company and its patients.

The Health Insurance Portability and Accountability Act’s (“HIPAA”) standard transaction in data set rules mandate that Covered Entities, including the Company, transmit claims and certain related healthcare information in standardized formats and data sets. Compliance was required on October 16, 2003, but many payors, including most state Medicaid agencies, were not in compliance by that date. Most Medicaid agencies are running dual systems to accommodate HIPAA compliant transactions as well as non-compliant transactions. Some states, however, are running only HIPAA compliant systems and other states are not yet HIPAA compliant. There is uncertainty as to when those states using dual systems will discontinue their non-HIPAA compliant systems. These uncertainties surrounding claims processing as a result of HIPAA’s standard transaction and code set rules, which uncertainties are outside of the control of the Company, have resulted in delayed reimbursement by some payors, including Medicaid agencies. These delays were a contributing factor to the decreased cash collections in the three months ended December 31, 2003. If not corrected, these delays could have a material adverse effect on the Company’s financial position.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”), passed by Congress in November 2003 and signed into law in December 2003, represents an important change to Medicare. While the more immediately visible changes mandated by the Act relate to extension of the Medicare benefit to prescription drug coverage, other aspects may impact the operations and profitability of health care providers, including the Company. Among other things, the Act mandates a phased-in competitive bidding process for Medicare procurement of certain durable medical equipment (DME), commencing in the ten (10) largest Metropolitan Statistical Areas (MSAs) in 2007, followed by the next eighty (80) largest MSAs in 2009. Moreover, the Secretary of the Department of Health & Human Services has the authority to apply competitive bidding nationally for the highest cost, highest volume items and services and those items and services that the Secretary determines to have the “largest savings potential.” There will also be at least a five (5) year freeze in the Consumer Price Index update for reimbursement rates for DME where competitive bidding prices are not applicable. In addition, commencing in 2005, reimbursement for certain items and services (e.g., oxygen and oxygen equipment) that are not subject to competitive bidding will be capped at the 2002 rate or the “Median FEHP Price” established in 2002, whichever is lower.

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

Company Events & Updates

In October 2003, the Company appointed Mr. David Crane to serve as a member of the Board of Directors in the Class II membership group.

During fiscal 2003, the Audit Committee engaged a national accounting firm to review its current internal audit department and perform an independent assessment of the internal audit function. The purpose of this assessment is to benchmark the scope of the Company’s audit program against other healthcare providers and refine the reporting, assessment and resolution process. This report should be delivered to the Audit Committee in the second quarter of fiscal 2004.

During fiscal 2003, the Company engaged a financial advisor to review capital structure alternatives necessary to support the Company’s growth plans. These alternatives include recapitalization of its debt obligations to take advantage of potential interest rate arbitrage opportunities and financing of potential acquisitions. On January 27, 2004, the Company entered into a credit agreement with General Electric Capital Corporation. This Credit Agreement consists of, a $10 million revolver and a $10 million acquisition loan. Availability of funds in both components is subject to a borrowing base calculation against the Company’s accounts receivable. The Company may use the $10 million revolver for repurchase or redemption of a portion of its outstanding Notes and for general working capital purposes. The Company intends to use the $10 million acquisition loan to finance the purchase of acquisitions in any of its three reportable segments and to finance de novo start up branch offices as appropriate (see Note 8).

Management will continue to assess its various growth opportunities, ranging from evaluation of acquisition alternatives in key markets, geographical expansion through the use of start-up branch offices, marketing initiatives’ impact on existing branch office growth, and technology improvements in order to ration capital available from operations and external financing.

Risk Management

On October 1, 2003, the Company completed its annual renewal of its risk management program and implemented several changes. The Company renewed its insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Per claim deductible limits remained at $1.0 million. The annual aggregate limit changed from no annual aggregate to $10.0 million. The policy amount increased from $10.0 million to $15.0 million with a significant increase in annual premiums. The Company has a full time risk manager with extensive homecare nursing and occupational medicine experience to strengthen the initial incident reporting and investigation process. The Company expects these process refinements to positively influence claim adjustment activities and ultimately, loss history.

The Company’s Risk Committee continues to monitor incident reporting and claim adjustment activity, reviews existing patient census and discharges high-risk cases where legally permissible. The Company continues to educate location staff on risk management procedures including appropriate nurse staffing decisions. In addition, the Company’s third party actuary has completed an analysis of the Company’s medical malpractice loss history and has quantified liability recognition under the new policy terms. Under the new medical malpractice policy, if the Company’s loss experience worsens it could have a material adverse effect on the Company’s financial results and liquidity position.

During November 2003, the Company was notified by its former workers’ compensation carrier of its intent to reduce its surety bond collateral requirement by approximately $0.5 million. The surety bond carrier has, in turn, decreased its cash collateral requirement and refunded to the Company the same $0.5 million and decreased the surety bond by $1.5 million. Material changes to the fiscal 2004 workers’ compensation policy included the claim deductible increasing from $0.25 million to $0.35 million.

Operations

The Company has three reportable segments: (i) Nursing and PPEC, (ii) Pharmacy and (iii) RTES (see Note 7). The following reflects a comparison between the three months ended December 31, 2003 and 2002.

In the Company’s Nursing and PPEC segment, total costs of goods and services as a percentage of revenues declined by approximately 155 basis points as a result of improved scheduling efficiencies using the nurse scheduling system (“SHINE”). As a percentage of revenue, other operating costs and expenses increased by approximately 235 basis points. These increases were primarily a result of increased labor at the Company’s PPEC start-up locations.

In the Company’s Pharmacy segment other operating costs and expenses as a percentage of revenue decreased by approximately 736 basis points. This decrease was primarily related to the $0.36 million liability recorded in the three months ended December 31, 2002 for the open Medicare audit (see Note 5).

In the Company’s RTES segment costs of goods and services increased as a percentage of revenue by approximately 290 basis points primarily as a result of increased disposable and supply usage.

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

Source & Availability of Clinical Personnel

During the 13 weeks ending December 27, 2003, the Company’s case hours staffed remained relatively constant at 729,570 as compared to 729,303 in the rolling 13 weeks ended September 27, 2003. The Company continues to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. Management believes that case hours staffed is the most appropriate measurement of nursing activity. To date, management has seen inconsistent results in a number of markets and will continue to assess and respond accordingly. Management anticipates that with the full implementation of SHINE, improvements in both un-staffed hours and gross margin levels should occur over time; however, there can be no assurance that this will occur.

Critical Accounting Policies

Net Revenue

Due to the nature of the health care industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates are the risk that they will need to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of December 31, 2003, the Company had no material claims, disputes or unsettled matters with third-party payors, nor were there any material pending settlements with third-party payors except as disclosed under the “Recent Developments” section above and “Contingent Liabilities and Commitments” below.

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

The Company has developed a methodology to record the estimated net revenue as a result of the inherent time lag between certain patient treatments and input of the related information into its billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. The estimated net revenue from the inherent time lag was approximately 0.5% of net revenue for fiscal year ended 2003. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

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

Goodwill and Other Acquired Intangible Assets

The Statement of Financial Accounting Standards (“SFAS”) No. 142 eliminated goodwill amortization from the consolidated statements of operations and requires an evaluation of goodwill for impairment on an annual basis, and more frequently if circumstances indicate a possible impairment. The Company performs its annual impairment test in the fourth quarter of each fiscal year. For these evaluations, the Company is using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. The Company completed the impairment test and, at September 30, 2003, there was no resulting impairment. Subsequent impairments, if any, would be classified as operating expense.

Intangible assets that meet certain criteria qualify for recording on the consolidated balance sheet and will continue to be amortized in the consolidated statements of operations. Such intangible assets will be subject to a periodic impairment test based on estimated fair value.

Accrued Insurance

The Company’s insurance broker retains the services of an independent actuary to prepare an actuarial analysis of the Company’s development of reported and incurred but not reported claims for workers’ compensation and medical malpractice. These estimates are updated as determined necessary based on recent claims history and other events. Inherent in these estimates are the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management (see Note 2). Accrued workers’ compensation and medical malpractice losses have been discounted at 6%.

Results of Operations

The following table is derived from the Company’s unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

	Percentage of Net Revenue		Period-to- Period Percentage Increase (Decrease)
	Three Months Ended December 31,		Three Months Ended December 31,
	2003	2002	2003
Net Revenue	100.0%	100.0%	14%
Costs of goods and services	55.7	54.4	17
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	17.1	18.9	3
Business insurance	3.3	3.5	7
Overhead	7.0	7.5	6

Other operating costs and expenses	27.4	29.9	4
Corporate, general and administrative
Salaries, wages and benefits	5.9	6.6	3
Business insurance	0.1	0.2	(50)
Professional services	0.9	0.8	25
Overhead	1.2	1.4	2

Corporate, general and administrative	8.1	9.0	4
Provision for doubtful accounts	2.3	0.5	397
Depreciation and amortization	1.4	2.0	(18)

Operating income	5.1	4.2	38
Other income	—	—	0
Interest income	0.1	0.1	42
Interest expense	(0.9)	(1.2)	(18)

Income before income tax expense	4.3%	3.1%	61%

The Company provides a broad range of health care services and products principally for children and, to a lesser extent, young adults and geriatric patients. The following table summarizes both services and products based upon estimated percentages of net billings of each major category for the periods indicated:

	Three Months Ended December 31,
	2003 % Total	2002 % Total
Pediatric Home Health Care
Nursing and PPEC	39.7%	43.0%
Respiratory Therapy Equipment and Services	7.8%	9.0%
Pharmacy	29.2%	25.0%

Total Pediatric Home Health Care	76.7%	77.0%
Adult Home Health Care
Nursing	4.6%	5.2%
Respiratory Therapy Equipment and Services	8.9%	10.6%
Pharmacy	9.8%	7.2%

Total Adult Home Health Care	23.3%	23.0%

Total	100.0%	100.0%

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Net revenue increased $7.3 million, or 14%, to $59.8 million in the three months ended December 31, 2003 from $52.6 million in the three months ended December 31, 2002. For the Nursing and PPEC segment net revenue increased $1.1 million, or 4%, to $26.0 million in the three months ended December 31, 2003 from $24.9 million in the three months ended December 31, 2002. Of this growth, $0.4 million was attributable to increased PPEC revenue primarily at start-up locations which opened in fiscal 2003 and $0.7 million at Nursing locations. Pharmacy net revenue increased $6.0 million, or 38%, to $21.7 million in the three months ended December 31, 2003 from $15.7 million in the three months ended December 31, 2002. Of this growth, $4.4 million was attributable to increased census and average usage of hemophilia factor and $0.3 million was attributable to increased deliveries of growth hormone products. RTES net revenue increased $0.2 million, or 2%, to $12.1 million in the three months ended December 31, 2003 from $12.0 million in the three months ended December 31, 2002. In the three months ended December 31, 2003, the Company derived approximately 54% of its net revenue from commercial insurers and other private payors, 39% from Medicaid and 7% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $4.7 million, or 17%, to $33.3 million in the three months ended December 31, 2003 from $28.6 million in the three months ended December 31, 2002. Costs of goods and services of the Nursing and PPEC segment increased $0.2 million, or 2%, to $15.3 million in the three months ended December 31, 2003 from $15.0 million in the three months ended December 31, 2002. Costs of goods and services as a percentage of the Nursing and PPEC segment net revenue declined to 59% in the three months ended December 31, 2003 from 60% in the three months ended December 31, 2002. The decline was primarily attributable to improved scheduling efficiencies using the SHINE scheduling system. The Pharmacy segment cost of goods and services increased $4.1 million, or 39%, to $14.6 million in the three months ended December 31, 2003 from $10.5 million in the three months ended December 31, 2002. Pharmacy costs of goods and services as a percentage of net revenue remained relatively constant at 67%. The RTES segment cost of goods and services increased $0.4 million, or 13%, to $3.4 million in the three months ended December 31, 2003 from $3.0 million in the three months ended December 31, 2002. Costs of goods and services as a percentage of net revenue increased to 28% in the three months ended December 31, 2003 from 25% in the three months ended December 31, 2002. This increase is primarily attributable to higher consumption of disposals and supplies.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $0.6 million, or 4%, to $16.4 million in the three months ended December 31, 2003 from $15.7 million in the three months ended December 31, 2002. In the Nursing and PPEC segment, other operating costs and expenses increased $0.9 million, or 13%, to $8.0 million in the three months ended December 31, 2003 from $7.1 million in the three months ended December 31, 2002. As a percentage of net revenue, the Nursing and PPEC segment costs increased to 31% in the three months ended December 31, 2003 from 28% in the three months ended December 31, 2002. The primary factors include increased allocated business insurance costs and increased labor at the Company’s PPEC start-up locations. In the Pharmacy segment, other operating costs and expenses decreased $0.4 million, or 14%, to $2.6 million in the three months ended December 31, 2003 from $3.1 million in the three months ended December 31, 2002. This decrease is primarily attributable to the $0.36 million liability recorded in the three months ended December 31, 2002 for the open Medicare audit (see Note 5). As a percentage of net revenue these costs declined to 12% in the three months ended December 31, 2003 from 20% in the three months ended December 31, 2002. In the RTES segment, costs and expenses increased $0.1 million, or 2%, to $5.8 million in the three months ended December 31, 2003 from $5.6 million in the three months ended December 31, 2002. As a percentage of net revenue these costs remained relatively constant at 47%.

Corporate, general and administrative costs increased $0.2 million, or 4%, to $4.9 million in the three months ended December 31, 2003 from $4.7 million in the three months ended December 31, 2002. The increase relates primarily to increased managed care marketing personnel and increased professional service costs. As a percentage of net revenue, corporate, general and administrative costs decreased to 8.1% in the three months ended December 31, 2003 from 9.0% in the three months ended December 31, 2002.

Provision for doubtful accounts increased $1.1 million, or 397%, to $1.4 million in the three months ended December 31, 2003 from $0.3 million in the three months ended December 31, 2002. Cash collections as a percentage of net revenue were 90% and 97% in the three months ended December 31, 2003 and 2002, respectively. The primary factors in management’s decision to increase the provision for doubtful accounts are the impact of the failed implementation of the Georgia Medicaid MHN system and related support systems, the effect of other business processes on payments to the Company for products and services provided, and the impact that implementation of the HIPPA regulations have had on some of the Company’s payors (see “Recent Developments” section above).

Depreciation and amortization decreased $0.2 million, or 18% to $0.9 million in the three months ended December 31, 2003 as compared to $1.1 million in the three months ended December 31, 2002. The decrease was primarily attributable to the Company’s financial system reaching the end of its depreciable life in the fourth quarter of fiscal 2003.

Interest expense decreased $0.1 million, or 18%, to $0.5 million in the three months ended December 31, 2003 from $0.7 million in the three months ended December 31, 2002. The Company’s average debt outstanding decreased $4.0 million as the Company completed several transactions to repurchase a portion of the Notes.

Income tax expense increased $0.4 million, or 58%, to 1.0 million in the three months ended December 31, 2003 from $0.6 million in the three months ended December 31, 2002.

Liquidity and Capital Resources

Company Events & Updates

During the first quarter of fiscal year 2004 the Company experienced negative cash flow of $7.1 million. Among the factors contributing to the negative cash flow were increased cash disbursements for pharmaceutical product purchases, increased home medical equipment purchases, prepayment of annual costs in the renewal of the medical malpractice and workers’ compensation insurance programs, payment of the Notes semi-annual interest coupon on October 15, 2003 and lower than anticipated cash receipts. The factors contributing to the lower than anticipated cash receipts were reduced payments from Georgia Medicaid due to their claims processing problems and reduced payments from other payers due to their HIPAA implementation issues, both are detailed under the caption “Home Health Industry Events and Updates” above.

Operations

Cash collections as a percentage of net revenue for the three months ended December 31, 2003 and 2002 were 90% and 97%, respectively. On a sequential basis cash collections declined from approximately $56.9 million in the three months ended September 30, 2003 to approximately $53.8 million in the three months ended December 31, 2003 (see “Home Health Industry Events and Updates” caption above).

For the three months ended December 31, 2003, the Company purchased approximately $1.2 million of medical equipment to service existing and new patients and approximately $0.4 million for the purchases of new computers to compliment the investment made in increased data band width over the Company’s wide area network. The Company anticipates future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. The Company anticipates funding these capital expenditures with cash flow from operations or external financing.

Risk Management

The Company’s workers’ compensation insurance carrier requires a twelve month estimated loss reserve to be funded entirely with cash over the first ten months of each fiscal year. This cash requirement is estimated to be $2.6 million for fiscal 2004, which is reduced by the monthly loss fund payments. The insurance carrier has the right to increase this cash requirement at the end of the first twelve months if the claim experience is greater than anticipated, but to date has not indicated the need to do so for fiscal 2003. Material changes to the current workers’ compensation policy for fiscal 2004 included the deductible increasing from $0.25 million to $0.35 million.

The Company has secured surety bonds of $4.0 million to satisfy its workers’ compensation program requirements for its former insurance carrier. The surety bonds were collateralized by $2.8 million cash posted to a third party escrow account. During November 2003, the Company was notified by its former workers’ compensation carrier of its intent to reduce its surety bond collateral requirement by approximately $0.5 million. The surety bond carrier has, in turn, decreased its cash collateral requirement and refunded to the Company the same $0.5 million and decreased the surety bond by $1.5 million.

During November 2003, the Company began the renewal process of its employee medical benefit plans. Effective January 1, 2004, the Company changed the nature of its medical benefit plan, from a guaranteed minimum premium model to a self insured model. This policy includes aggregate stop loss for claims over 115% of expected paid claims, $0.125 million specific stop loss on large individual claims and tail liability for claims presented up to six months after occurrence. The medical, dental and vision benefits are administered by a third-party carrier. While this change requires the Company to ultimately expose itself to greater risk, the self-insured model’s stop loss, aggregate loss and tail liability features provide sufficient protection such that the Company anticipates that there will be cost savings, as compared to the guaranteed minimum premium model coverage but there can be no assurance that the cost savings will occur. In addition, the self-insured model carrier’s medical and disease management capabilities along with its pharmacy formulary protocols and wellness care programs should enable the Company to deliver to its employees a more effective and competitive plan. The Company recognizes how significant its medical benefit plan is to the recruiting and retention of clinical and administrative staff and is committed to offering a plan that is fully competitive with those offered by other home care providers.

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of December 31, 2003, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate.

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

Capital Resources

Management currently believes that its liquidity position will be adequate to satisfy the Company’s working capital requirements, professional and commercial liability insurance loss funding, funding of start-up locations, selected acquisitions, workers’ compensation collateral requirements, and income tax payments. The Company’s current source of liquidity is cash on hand, cash flow from operations, and the new Credit Agreement. The Company is exposed to fluctuations in cash collection results.

Contingent Liabilities and Commitments

The Company’s former workers’ compensation carrier requires the estimated loss reserve to be secured by surety bonds (see “Risk Management” captioned above).

On October 1, 2003, the Company completed its annual renewal of its risk management program and implemented several changes (see “Risk Management” captioned above).

The Company believes that a repayment of some amount is probable for the open Medicare audit issue discussed in Note 5. At this time, the Company’s estimate of the liability is based upon the status of its review to date, and the settlement of similar claims made against other home health care providers. Based upon this estimate, the Company accrued a $0.36 million liability. The ultimate resolution of this asserted claim may be different than the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

The Company has entered into employment agreements with certain employees of the Company which provide, among other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control of the Company or a failure of the Company to comply with any material terms of the agreements.

The following table represents a schedule of the Company’s contractual obligations and commitments as of December 31, 2003:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long-term debt
Subordinated Notes	$20,350	$—	$—	$20,350	$—
Other notes payable	337	192	145	—	—
Operating leases	14,074	4,294	6,162	2,224	1,394

	$34,761	$4,486	$6,307	$22,574	$1,394

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

The Company faces a number of market risk exposures including risks related to cash and cash equivalents, accounts receivable and interest rates. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current environment in the health care industry. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, individuals and the diversity of geographic locations in which the Company operates. However, the Company has substantial geographic density in the eastern United States, which it believes exposes the Company to payor initiated reimbursement changes, substantial accounts receivable for a small number of hemophilia factor patients and disruptions to cash collections due to the inability of some payors to process claims (see Item 2).

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

Based on a hypothetical immediate 150 basis point increase in interest rates at December 31, 2003 and 2002, the market value of the Company’s Notes would be reduced by approximately $1.0 million and $1.3 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s Notes outstanding at December 31, 2003 and 2002 of approximately $1.0 million and $1.4 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b) Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarters that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are involved in various pending or threatened legal actions, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Company’s business and allege suits relating to personal injury torts, product liability, and other legal issues. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. The Company currently maintains professional and commercial liability insurance intended to cover such actions and proceedings as discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments. Based upon current information available, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not materially affect the Company’s financial condition or results of operations.

ITEM 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following exhibits are filed with this report:

10.1	Credit Agreement by and among the Company, its Subsidiaries and General Electric Capital Corporation, dated January 27, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(b)	Reports on Form 8-K

On December 12, 2003, the Company filed a Current Report on Form 8-K announcing its financial results for the fourth quarter and fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

Date: February 5, 2004	By:	/s/ JAMES M. MCNEILL

James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)