Form 10-Q
period 2004-03-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2004-05-11
CIK 893430

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 6, 2004 the Registrant had 6,959,787 shares of Common Stock, $0.01 Par Value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	September 30, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,291	$9,171
Accounts receivable, less allowances for doubtful accounts of $5,569 and $3,900, respectively	45,540	37,043
Prepaid expenses	2,079	991
Deferred income taxes	4,778	4,778
Workers’ compensation loss fund	2,950	1,633
Inventory	2,224	2,724
Insurance recoveries	3,514	2,227
Other current assets	243	327

Total current assets	66,619	58,894

Property and equipment:
Home care equipment held for rental	31,380	30,009
Furniture and fixtures	11,911	11,402
Vehicles	505	700
Leasehold improvements	2,025	1,961

	45,821	44,072
Accumulated depreciation and amortization	(36,969)	(36,343)

	8,852	7,729
Other assets:
Goodwill, less accumulated amortization of approximately $9,613	36,540	36,540
Certificates of need, less accumulated amortization of approximately $615 and $604, respectively	58	69
Deferred financing fees, less accumulated amortization of approximately $473 and $709, respectively	890	632
Deferred income taxes	2,916	2,916
Workers’ compensation bond collateral	2,300	2,779
Insurance recoveries	8,594	5,396
Other	339	389

	51,637	48,721

Total assets	$127,108	$115,344

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands)

	March 31, 2004	September 30, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,583	$6,045
Accrued compensation	5,796	5,138
Income taxes payable	971	1,382
Accrued insurance	6,901	5,798
Refunds payable	1,149	1,176
Accrued interest	947	951
Other accrued liabilities	2,205	2,062
Deferred revenue	806	733
Current maturities of long-term obligations	229	178

Total current liabilities	27,587	23,463

Long-term accrued insurance	14,579	10,302
Long-term obligations, net of current maturities	20,447	20,515

Total liabilities	62,613	54,280

Redeemable preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Stockholders’ equity:

Common stock, $.01 par value, 80,000 shares authorized 6,954 and 6,879 shares issued and outstanding at March 31, 2004 and September 30, 2003, respectively	70	69
Additional paid-in capital	49,528	49,247
Retained earnings	14,897	11,748

Total stockholders’ equity	64,495	61,064

Total liabilities and stockholders’ equity	$127,108	$115,344

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$61,033	$53,637	$120,863	$106,199
Costs and expenses:
Costs of goods and services	34,322	29,640	67,618	58,209
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	10,604	10,169	20,826	20,107
Business insurance	2,295	1,736	4,278	3,597
Overhead	3,973	3,890	8,145	7,839

Other operating costs and expenses	16,872	15,795	33,249	31,543
Corporate, general and administrative
Salaries, wages and benefits	3,588	3,369	7,145	6,831
Business insurance	43	78	87	167
Professional services	634	512	1,154	927
Overhead	853	728	1,587	1,450

Corporate, general and administrative	5,118	4,687	9,973	9,375
Provision for doubtful accounts	656	132	2,039	411
Depreciation and amortization	914	1,013	1,778	2,073

Total costs and expenses	57,882	51,267	114,657	101,611

Operating income	3,151	2,370	6,206	4,588
Other income	—	43	4	43
Early extinguishment of debt	—	31	—	31
Interest income	6	35	49	66
Interest expense	(583)	(620)	(1,115)	(1,270)

Income before income tax expense	2,574	1,859	5,144	3,458
Income tax expense	998	731	1,995	1,360

Net income	$1,576	$1,128	$3,149	$2,098

Net income per share data:
Basic	$0.23	$0.16	$0.46	$0.31

Diluted	$0.21	$0.16	$0.43	$0.30

Weighted average shares outstanding:
Basic	6,920	6,858	6,901	6,852

Diluted	7,430	7,063	7,340	7,071

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$3,149	$2,098
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,778	2,073
Provision for doubtful accounts	2,039	411
Amortization of deferred financing fees	65	44
Early extinguishment of debt	—	(31)
Changes in operating assets and liabilities:
Accounts receivable	(10,536)	(4,717)
Prepaid expenses	(1,088)	(586)
Inventory	500	(660)
Other assets	74	(272)
Workers’ compensation loss fund	(1,317)	(1,242)
Workers’ compensation bond collateral	479	(915)
Accounts payable	2,538	1,415
Income taxes	(411)	1,286
Accrued liabilities, refunds, interest and insurance recoveries	1,738	1,882

Net cash (used in) provided by operating activities	(992)	786
Investing activities:
Purchases of property and equipment	(2,788)	(1,329)
Acquisition of business	—	(3,781)

Net cash used in investing activities	(2,788)	(5,110)
Financing activities:
Principal payments and early extinguishment of long-term debt	(59)	(1,057)
Deferred financing fees	(323)	—
Proceeds from exercise of stock options	282	83

Net cash used in financing activities	(100)	(974)

Decrease in cash and cash equivalents	(3,880)	(5,298)
Cash and cash equivalents at beginning of period	9,171	10,990

Cash and cash equivalents at end of period	$5,291	$5,692

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,143	$1,351

Cash paid for taxes	$2,424	$173

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2004. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2003 included in the Company’s Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company’s 2003 Annual Report.

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

Concentration of Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current health care environment. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies and individuals, and the diversity of geographic locations in which the Company operates. However, the Company has substantial geographic density in the eastern United States, which it believes exposes the Company to payor initiated reimbursement changes. In addition the Company is exposed to risk for a substantial amount of accounts receivable for a small number of hemophilia factor patients and disruptions to cash collections due to the inability of some payors to process claims.

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $6.9 million and $7.2 million for which services have been rendered but the amounts were unbilled as of March 31, 2004 and September 30, 2003, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

Summary of Significant Accounting Policies - continued

Workers’ Compensation Loss Fund

The Company’s insurance carrier requires a twelve month estimated loss reserve to be funded entirely with cash over the first ten months of each policy year. This cash requirement for fiscal 2004 is estimated to be $2.6 million, which is reduced by the monthly loss fund payments. The net balance at March 31, 2004 was $3.0 million. The insurance carrier has the right to increase this cash requirement at the end of each policy year if the claim experience is greater than anticipated, but to date has not indicated the need to do so for fiscal 2003.

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.04 million and $0.05 million for the three months ended March 31, 2004, and 2003, respectively, and $0.07 million and $0.09 million for the six months ended March 31, 2004 and 2003, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below:

For The Year Ending September 30,
2004	$140,000
2005	$140,000
2006	$122,000
2007	$80,000
2008	$79,000

Workers’ Compensation Bond Collateral

The Company has secured surety bonds of $2.5 million to satisfy its workers’ compensation carrier’s policy requirements. The surety bonds are collateralized by $2.3 million cash posted to a third party escrow account. Material changes to the fiscal 2004 workers’ compensation policy included the deductible increasing from $0.25 million to $0.35 million.

Accrued Insurance/Insurance Recoveries

The Company’s insurance broker retains the services of an independent actuary to prepare an actuarial analysis of the Company’s development of reported and incurred but not reported claims for workers’ compensation, medical malpractice and employee medical benefit plans. These estimates are updated as determined necessary based on recent claims history and other events. Inherent in these estimates are the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management. Accrued workers’ compensation and medical malpractice losses have been discounted at 6%. Under the guidance of Emerging Issues Task Force No. 03-8, “Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity,” the Company has determined that it should follow FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” Under Interpretation 39, offsetting of liabilities for claims made and incurred but not reported claims against receivables for expected recoveries from insurers is not appropriate unless the conditions specified in FIN 39 are met. The Company does not meet the conditions and has reclassified the expected recoveries to short-term and long-term receivables in all periods presented.

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

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46” or the “Interpretation”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors, if any, do not have a controlling financial interest, or (2) the equity investment at risk is

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

Summary of Significant Accounting Policies - continued

insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures concerning the nature of a VIE’s operations, the amount of activity between a VIE and a Company with a significant variable interest to the VIE, and the maximum possible losses a company could incur as a result of its business with the VIE. FIN 46 is effective immediately, for VIEs created after January 31, 2003 and is effective no later than the beginning of the first financial reporting period beginning after December 15, 2003 for all special purpose entities and March 15, 2004 for all other VIEs. The adoption of this interpretation did not have a significant impact on the Company’s statement of financial position. The Company does not consolidate any VIEs and the Company does not have any significant variable interests in a VIE.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

3. Long-Term Borrowing Arrangements

On January 27, 2004, the Company entered into a credit agreement with General Electric Capital Corporation (“Credit Agreement”). Subject to the terms and conditions of the Credit Agreement, the Lender made available a credit facility consisting of a $10.0 million revolving line of credit and a $10.0 million line of credit for acquisitions. Availability in both components is subject to a borrowing base calculation against the Company’s accounts receivable. Borrowings under the revolving line of credit bear interest at LIBOR plus 3.00% or the Index Rate plus 1.50%. Borrowings under the acquisition line of credit bear interest at LIBOR plus 3.50% or the Index Rate plus 2.00%. The Credit Agreement provides for unused line fees of 0.50% for the revolving line of credit and 0.75% for the acquisition line of credit. The Credit Agreement contains several financial and non-financial covenants including, but not limited to, certain leverage, coverage, DSO and maximum capital expenditures requirements. At March 31, 2004, the Company did not have any borrowings outstanding.

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

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for net income per share information):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net Income
As reported	$1,576	$1,128	$3,149	$2,098
Fair value based method compensation expense, net of tax	(281)	(163)	(558)	(321)

Pro forma net income	$1,295	$965	$2,591	$1,777

Basic income per share
As reported	$0.23	$0.16	$0.46	$0.31

Pro forma	$0.19	$0.14	$0.38	$0.26

Diluted income per share
As reported	$0.21	$0.16	$0.43	$0.30

Pro forma	$0.17	$0.14	$0.35	$0.25

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

5. Commitments and Contingencies

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of March 31, 2004, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently thereafter would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate.

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

The Company believes that a repayment of some amount is probable. At this time the Company’s original estimate of the liability of $0.36 million is based upon the status of its review to date, and the settlement of similar claims made against other home health care providers. The ultimate resolution of this asserted claim may be different from the current estimate and could have a material adverse effect on the Company’s consolidated financial or liquidity position.

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

The following table sets forth the reconciliation of denominators used in computing the basic and diluted income per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Denominator for basic income per share-weighted average shares	6,920	6,858	6,901	6,852
Effect of dilutive securities:
Options	510	205	439	219

Denominator for diluted income per share—adjusted weighted average shares	7,430	7,063	7,340	7,071

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

7. Segments

The Company has three reportable segments: Nursing and Prescribed Pediatric Extended Care Centers (“PPEC”); Respiratory Therapy Equipment and Services (“RTES”); and Pharmacy. The Company’s Nursing and PPEC division consists primarily of private duty home nursing care predominately for pediatric patients as well as PPEC Centers which provide daily medical care for medically fragile children. The Company’s RTES division provides respiratory therapy equipment and services to patients in the home. The Company’s Pharmacy division provides pharmaceutical products and services for its patients in the home or physician’s office.

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

The following tables summarize certain information for each of the Company’s reportable segments (in thousands):

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment & Services	Consolidated Total
Three Months Ended March 31, 2004

Net revenue	$26,603	$21,819	$12,611	$61,033

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	15,807	230	262	16,299
Pharmacy product and supplies	—	14,374	806	15,180
Intercompany profit (loss)	—	350	(350)	—
Disposables and supplies	17	146	2,680	2,843

Total cost of goods and services	15,824	15,100	3,398	34,322
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	4,957	1,752	3,895	10,604
Business insurance	1,480	272	543	2,295
Overhead	1,689	760	1,524	3,973

Total operating costs and expenses	8,126	2,784	5,962	16,872

Provision for doubtful accounts	181	139	336	656
Depreciation	84	53	633	770

Branch office contribution margin	$2,388	$3,743	$2,282	$8,413

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment & Services	Consolidated Total
Three Months Ended March 31, 2003

Net revenue	$25,745	$15,911	$11,981	$53,637

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	15,540	126	301	15,967
Pharmacy product and supplies	—	10,144	765	10,909
Intercompany profit (loss)	—	267	(267)	—
Disposables and supplies	17	240	2,507	2,764

Total cost of goods and services	15,557	10,777	3,306	29,640
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	4,634	1,835	3,700	10,169
Business insurance	1,082	221	433	1,736
Overhead	1,537	708	1,645	3,890

Total operating costs and expenses	7,253	2,764	5,778	15,795

Provision for doubtful accounts	117	95	(80)	132
Depreciation	71	40	662	773

Branch office contribution margin	$2,747	$2,235	$2,315	$7,297

	Three Months Ended March 31,
	2004	2003
Total profit for reportable segments	$8,413	$7,297

Corporate, general and administrative	(5,118)	(4,687)
Corporate depreciation and amortization	(144)	(240)
Other income	—	43
Early extinguishment of debt	—	31
Interest income	6	35
Interest expense	(583)	(620)

Income before income tax expense	$2,574	$1,859

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment & Services	Consolidated Total
Six Months Ended March 31, 2004
Net revenue	$52,616	$43,487	$24,760	$120,863

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	31,059	470	507	32,036
Pharmacy product and supplies	2	28,197	1,627	29,826
Intercompany profit (loss)	—	720	(720)	—
Disposables and supplies	38	313	5,405	5,756

Total cost of goods and services	31,099	29,700	6,819	67,618
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	9,798	3,433	7,595	20,826
Business insurance	2,758	511	1,009	4,278
Overhead	3,557	1,478	3,110	8,145

Total operating costs and expenses	16,113	5,422	11,714	33,249

Provision for doubtful accounts	515	520	1,004	2,039
Depreciation	167	100	1,226	1,493

Branch office contribution margin	$4,722	$7,745	$3,997	$16,464

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment & Services	Consolidated Total
Six Months Ended March 31, 2003
Net revenue	$50,673	$31,585	$23,941	$106,199

Costs of goods and services
Nursing and therapist salaries, wages, benefits and supplies	30,542	343	487	31,372
Pharmacy product and supplies	—	19,786	1,490	21,276
Intercompany profit (loss)	—	652	(652)	—
Disposables and supplies	41	518	5,002	5,561

Total cost of goods and services	30,583	21,299	6,327	58,209
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	9,089	3,601	7,417	20,107
Business insurance	2,234	464	899	3,597
Overhead	2,998	1,760	3,081	7,839

Total operating costs and expenses	14,321	5,825	11,397	31,543

Provision for doubtful accounts	9	(13)	415	411
Depreciation	144	85	1,350	1,579

Branch office contribution margin	$5,616	$4,389	$4,452	$14,457

	Six Months Ended March 31,
	2004	2003
Total profit for reportable segments	$16,464	$14,457

Corporate, general and administrative	(9,973)	(9,375)
Corporate depreciation and amortization	(285)	(494)
Other income	4	43
Early extinguishment of debt	—	31
Interest income	49	66
Interest expense	(1,115)	(1,270)

Income before income tax expense	$5,144	$3,458

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

Recent Developments

Home Healthcare Industry Events & Updates

As previously discussed in the Company’s Forms 10-Q and 10-K, Georgia Medicaid’s contractor (the “Contractor”) missed the original implementation date of October 1, 2002 and delayed the “go live” date until April 1, 2003 for its new Multi Health Network system (“MHN”). Due to numerous setbacks with the MHN system since the implementation date of April 1, 2003, Georgia Medicaid has been making prospective payments in lieu of final claim resolution to a number of its providers. Most of these payments do not contain adequate information to properly apply and reconcile the Company’s account receivable balances. Georgia Medicaid is an important customer of the Company and represents approximately 6% of the Company’s annual billed revenue.

While this situation exposes the Company to risks, the Company’s most recent steps to mitigate such risks included:

•	Engaged external expert legal counsel and on January 23, 2004 met in person with the Director of Georgia Medicaid and appropriate members of his staff to explain, in detail, how the MHN system failures impact the specific categories of products and services that the Company provides.

•	Formed a team with dedicated PSA personnel and requested to be given guaranteed access to the appropriate department heads at Georgia Medicaid to define a methodology to reconcile the Company’s records of products and services provided and prospective payments received, as well as to define a “go forward” strategy for existing and future patients.

•	Worked with Georgia Medicaid to expand the durable medical equipment (DME) miscellaneous supply billing codes into numerous separate and distinct billing codes effective April 1, 2004. These new codes will allow all providers to bill for DME supplies that historically shared a common code.

•	The Company continues to work with Georgia Medicaid to correct conflicts between provider numbers, categories of service, membership identification, units of measure, authorized duration of service and corresponding procedure codes within its authorization module. The resolution of these issues should allow claims to be processed and properly reimbursed.

While the Company is optimistic with the level of the State Director’s cooperation received to date, many issues remain outstanding. Given the significance and complexity of these issues and the need to rely on Georgia Medicaid to provide the resources necessary to achieve resolution, the Company deemed it necessary to significantly increase its provision for doubtful accounts in the three and six months ended March 31, 2004 as compared to the three and six months ended March 31, 2003.

In addition, a number of state legislatures are dealing with record budget deficits and contemplating cuts to Medicaid funding, some of which, if enacted, would further reduce reimbursement levels for services and products provided by the Company. As of the date of this filing, the Company is not aware of any enacted state changes that would have a material adverse effect on the Company’s consolidated financial or liquidity position; however, some states are still considering rate or volume reductions which, if enacted, could have a significant impact on the Company’s liquidity and consolidated financial position. In an effort to impact these legislative issues, the Company has engaged consultants in selected markets to directly present the Company’s cost saving strategies and related rate requests to the Medicaid program. The Company has received notification from one state Medicaid commissioner that its reimbursement rate request will be incorporated into the agency’s fiscal year 2005 budget proposal which is currently in legislative conference. In addition, the Company has received a draft contract for review and a funding source has been identified with another state Medicaid commissioner to pilot a program to more rapidly discharge hospitalized medically complex and medically fragile children into the Company’s care. These accelerated discharges should provide the state with significant cost savings and potentially motivate the state to increase the reimbursement rate for services provided by the Company. The Company has communicated to the state its willingness to close certain unprofitable branch offices if a solution cannot be found. In another state, a retroactive increase to the reimbursement rate was enacted which dictated a fixed percentage of the increase be passed through to nurse compensation. In addition, the Company’s local market staff routinely collaborate with the appropriate community and regulatory authorities on behalf of the Company and its patients.

The Health Insurance Portability and Accountability Act’s (“HIPAA”) standard transaction in data set rules mandate that Covered Entities, including the Company, transmit claims and certain related healthcare information in standardized formats and data sets. Compliance was required on October 16, 2003, but many payors, including most state Medicaid agencies, were not in compliance by that date. Most Medicaid agencies are running dual systems to accommodate HIPAA compliant transactions as well as non-compliant transactions. Some states, however, are running only HIPAA compliant systems and other states are not yet HIPAA compliant. There is uncertainty as to when those states using dual systems will discontinue their non-HIPAA compliant systems. These uncertainties surrounding claims processing as a result of HIPAA’s standard transaction and code set rules, which uncertainties are outside of the control of the Company, have resulted in delayed reimbursement by some payors, including Medicaid agencies. These delays were a contributing factor to the decreased cash collections in the six months ended March 31, 2004. If not corrected, these delays could have a material adverse effect on the Company’s financial position.

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

Under the Act, reimbursement for infusion drugs is set at ninety-five percent (95%) of Average Wholesale Price (AWP) in effect on October 1, 2003, and will then be subject to competitive bidding starting in 2007. Inhalation drugs will be paid at eighty-five percent (85%) of AWP in 2004, with 2005 reimbursement based on the Average Sales Price (ASP) plus six percent (6%) for the drug, updated quarterly.

A number of other pilots and demonstrations are mandated by the Act, signaling the likelihood of continued re-design of certain aspects of the Medicare program. Within the pharmacy segment, the Company is assessing the impact of these proposed changes to its unit dose respiratory products to determine the viability of its long term profitability. In addition, the Company is analyzing the impact of these reimbursement changes to its RTES segment and plans to address the proposed reductions by reducing costs, growing revenue through its managed care marketing strategies and looking for additional ways to improve productivity. While the full impact of the 2003 reforms of Medicare on the Company cannot yet be determined, particularly since implementing regulations have not yet been promulgated, these and other changes may have a material adverse effect on the Company’s operations and financial results. There can be no assurance that the Company will not face increased margin pressures from reimbursement changes.

Company Events & Updates

On January 27, 2004, the Company entered into a credit agreement with General Electric Capital Corporation. This Credit Agreement consists of a $10 million revolving line of credit and a $10 million acquisition line of credit. Availability of funds under both lines of credit is subject to a borrowing base calculation against the Company’s accounts receivable. The Company may use the $10 million revolving line of credit for repurchase or redemption of a portion of its outstanding Notes and for general working capital purposes. The Company may use the $10 million acquisition line of credit to finance the purchase of acquisitions in any of its three reportable segments and to finance de novo start up branch offices as appropriate (see Note 3).

During fiscal 2003, the Company’s Audit Committee engaged a national accounting firm to review its current internal audit department and perform an independent assessment of the internal audit function. The purpose of this assessment was to benchmark the scope of the Company’s audit program against other healthcare providers and refine the reporting, assessment and resolution processes. This report was delivered to the Audit Committee in the second quarter of fiscal 2004. In subsequent discussions with management, the Audit Committee approved a plan of reorganization of the internal audit function which incorporates an enterprise approach to risk management and addresses the future role of the internal audit function.

Management will continue to assess its various growth opportunities, ranging from evaluation of acquisition alternatives in key markets, geographical expansion through the use of start-up branch offices, marketing initiatives’ impact on existing branch office growth, and technology improvements in order to ration capital available from operations and external financing. The Company is evaluating its capital structure alternatives to position itself to support its growth opportunities.

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

The Company has a full time risk manager with extensive homecare nursing and occupational medicine experience to strengthen the initial incident reporting and investigation process. The Company expects these process refinements to positively influence claim adjustment activities and ultimately, loss history. The Company’s Risk Committee which is comprised of members of the Compliance, Legal, Human Resources and Risk Management Departments, continues to monitor incident reporting and claim adjustment activity, reviews existing patient census and discharges high-risk cases where legally permissible. The Risk Committee employs a multi-functional approach to its decision making process. The Company continues to educate location staff on risk management procedures including appropriate nurse staffing decisions. In addition, the Company’s third party actuary has completed an analysis of the Company’s medical malpractice loss history and has quantified liability recognition under the new policy terms. Under the new medical malpractice policy, if the Company’s loss experience worsens it could have a material adverse effect on the Company’s financial results and liquidity position.

On January 1, 2004, the Company’s employee medical benefits plans were changed to a self-insured model. (See “Liquidity and Capital Resources”).

Material changes to the fiscal 2004 workers’ compensation policy included the deductible increasing from $0.25 million to $0.35 million.

Operations

The Company has three reportable segments: (i) Nursing and PPEC, (ii) Pharmacy and (iii) RTES (see Note 7).

In the Nursing and PPEC segment, the Company continues to see pressures on both reimbursement levels and wage rates in key markets. The Company has expanded its nurse recruiting and retention program to include more local market recruiting staff. In response to specific payor requests and reimbursement agreements, the Company has expanded nurse visit programs in selected markets. During the second quarter of fiscal 2004, PPEC start-up operations continued to progress, while gross margin rates at selected mature market centers were impacted by increased labor costs.

In the Pharmacy segment, the Company continues to experience decline in gross margin rates across many of its key products. For instance, within the hemophilia factor product, clinical changes in a patient’s condition can dictate changes to the specific type of drug provided. These alternative drugs may have relatively higher acquisition costs and lower reimbursement levels. Given the expanded, though increasingly concentrated census, changes of this type expose the Pharmacy segment contribution margin to volatility. In addition, deliveries of the drug Synagis were at a seasonal high. Synagis has relatively lower gross margins and is used to treat the respiratory syncytial virus (RSV), a condition more prevalent in the winter months.

In the RTES segment, the Company continues to invest and expand its sales and marketing program. As a result, the Company has begun to see increases in referrals from managed care payors in select markets. However, the Company has experienced an increased rate of replacement for several equipment items of its core rental fleet. These increasing capital expenditures reflect growing market acceptance of improved versions of these core products. Many of those items have become smaller and more portable and are increasingly requested by patients and referring physicians.

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

Source & Availability of Clinical Personnel

During the 13 weeks ending March 27, 2004, the Company’s case hours staffed increased to 749,028 as compared to 729,570 in the 13 weeks ended December 27, 2003. The Company continues to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. Management believes that case hours staffed is the most appropriate measurement of nursing activity. To date, management has seen inconsistent results in a number of markets and will continue to assess and respond accordingly. Management anticipates that over time, the Company’s nurse scheduling system, SHINE, will help to improve both un-staffed hours and gross margin levels; however, there can be no assurance that this will occur.

Critical Accounting Policies

Net Revenue

Due to the nature of the health care industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates are the risk that they will need to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of March 31, 2004, the Company had no material claims, disputes or unsettled matters with third-party payors, nor were there any material pending settlements with third-party payors except as disclosed under the “Recent Developments” section above and “Contingent Liabilities and Commitments” below.

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

The Company has developed a methodology to record the estimated net revenue as a result of the inherent time lag between certain patient treatments and input of the related information into its billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. The estimated net revenue from the inherent time lag was approximately 0.5% of net revenue for fiscal year ended 2003. Any unforeseen volatility in either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

In other select cases, patient treatments may cease for a number of reasons, including re-hospitalizations, changes in treatment needs, or death, and a time lag may exist before this information is reflected in the Company’s billing and collection system. The Company has developed a methodology which measures the historical experience over recent time periods and applies this methodology to reduce net revenues recognized in the current period. The estimated allowance for revenue adjustments was approximately 0.4% of net revenue for fiscal year ended 2003.

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

Accrued Insurance

The Company’s insurance broker retains the services of an independent actuary to prepare an actuarial analysis of the Company’s development of reported and incurred but not reported claims for workers’ compensation, medical malpractice and employee medical benefit plans. These estimates are updated as determined necessary based on recent claims history and other events. Inherent in these estimates are the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management (see Note 2). Accrued workers’ compensation and medical malpractice losses have been discounted at 6%.

Results of Operations

The following table is derived from the Company’s unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

	Percentage of Net Revenue				Period-to-Period Percentage Increase (Decrease)
	Three Months ended March 31,		Six Months ended March 31,		Three Months ended March 31,	Six Months ended March 31,
	2004	2003	2004	2003	2004	2004
Net Revenue	100.0%	100.0%	100%	100%	14%	14%
Costs of goods and services	56.2	55.3	55.9	54.8	16	16
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	17.4	19.0	17.2	18.9	4	4
Business insurance	3.8	3.2	3.5	3.4	32	19
Overhead	6.5	7.3	6.7	7.4	2	4

Other operating costs and expenses	27.7	29.5	27.4	29.7	7	5
Corporate, general and administrative
Salaries, wages and benefits	5.9	6.3	5.9	6.4	7	5
Business insurance	0.1	0.1	0.1	0.2	(45)	(48)
Professional services	1.0	1.0	1.0	0.9	24	24
Overhead	1.4	1.4	1.3	1.4	17	10

Corporate, general and administrative	8.4	8.8	8.3	8.9	9	6
Provision for doubtful accounts	1.1	0.2	1.7	0.4	395	396
Depreciation and amortization	1.5	1.9	1.5	2.0	(10)	(14)

Operating income	5.1	4.3	5.2	4.2	33	35
Other income	—	0.1	—	—	(97)	(87)
Early extinguishment of debt	—	0.1	—	—	(100)	(100)
Interest income	—	0.1	—	0.1	(84)	(26)
Interest expense	(1.0)	(1.2)	(0.9)	(1.2)	(6)	(12)

Income before income tax expense	4.1%	3.4%	4.3%	3.1%	39%	49%

The Company provides a broad range of health care services and products principally for children, and to a lesser extent, young adults and geriatric patients. The following table summarizes both services and products based upon estimated percentages of net billings of each major category for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	% Total	% Total	% Total	% Total
Pediatric Home Health Care
Nursing and PPEC	39.8%	44.0%	39.8%	43.5%
Respiratory Therapy Equipment and Services	8.2%	8.6%	8.0%	8.8%
Pharmacy	30.5%	25.4%	29.8%	25.2%

Total Pediatric Home Health Care	78.5%	78.0%	77.6%	77.5%

Adult Home Health Care
Nursing	4.5%	5.0%	4.6%	5.1%
Respiratory Therapy Equipment and Services	8.7%	9.7%	8.8%	10.1%
Pharmacy	8.3%	7.3%	9.0%	7.3%

Total Adult Home Health Care	21.5%	22.0%	22.4%	22.5%

Total	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net revenue increased $7.4 million, or 14%, to $61.0 million in the three months ended March 31, 2004 from $53.6 million in the three months ended March 31, 2003. For the Nursing and PPEC segment, net revenue increased $0.9 million, or 3%, to $26.6 million in the three months ended March 31, 2004 from $25.7 million in the three months ended March 31, 2003. Of this growth, $0.3 million was attributable to increased PPEC revenue primarily at start-up locations which opened in fiscal 2003 and $0.5 million at Nursing locations. Pharmacy net revenue increased $5.9 million, or 37%, to $21.8 million in the three months ended March 31, 2004 from $15.9 million in the three months ended March 31, 2003. Of this growth, $3.9 million was attributable to increased census and average usage of hemophilia factor, $1.4 million was attributable to increased seasonal Synagis deliveries and $0.3 million was attributable to increased deliveries of growth hormone products. RTES net revenue increased $0.6 million, or 5%, to $12.6 million in the three months ended March 31, 2004 from $12.0 million in the three months ended March 31, 2003. In the three months ended March 31, 2004, the Company derived approximately 54% of its net revenue from commercial insurers and other private payors, 40% from Medicaid and 6% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $4.7 million, or 16%, to $34.3 million in the three months ended March 31, 2004 from $29.6 million in the three months ended March 31, 2003. Costs of goods and services of the Nursing and PPEC segment increased $0.3 million, or 2%, to $15.8 million in the three months ended March 31, 2004 from $15.6 million in the three months ended March 31, 2003. Costs of goods and services as a percentage of the Nursing and PPEC segment net revenue declined to 59% in the three months ended March 31, 2004 from 60% in the three months ended March 31, 2003. The decline was primarily attributable to several factors including improved scheduling efficiencies using the SHINE scheduling system and an improved mix of reimbursement rates for the hours staffed. For the Pharmacy segment, cost of goods and services increased $4.3 million, or 40%, to $15.1 million in the three months ended March 31, 2004 from $10.8 million in the three months ended March 31, 2003. Pharmacy costs of goods and services as a percentage of net revenue increased to 69% in the three months ended March 31, 2004 from 68% in the three months ended March 31, 2003. The increase was primarily attributable to increased hemophilia factor deliveries and increased seasonal Synagis deliveries both of which had lower product level gross margins in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. For the RTES segment, cost of goods and services increased $0.1 million, or 3%, to $3.4 million in the three months ended March 31, 2004 from $3.3 million in the three months ended March 31, 2003. Costs of goods and services as a percentage of net revenue decreased to 27% in the three months ended March 31, 2004 from 28% in the three months ended March 31, 2003.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $1.1 million, or 7%, to $16.9 million in the three months ended March 31, 2004 from $15.8 million in the three months ended March 31, 2003. In the Nursing and PPEC segment, other operating costs and expenses increased $0.9 million, or 12%, to $8.1 million in the three months ended March 31, 2004 from $7.3 million in the three months ended March 31, 2003. As a percentage of net revenue, the Nursing and PPEC segment costs increased to 31% in the three months ended March 31, 2004 from 28% in the three months ended March 31, 2003. The primary factors include increased allocated business insurance costs and increased labor costs at the Company’s PPEC locations. In the Pharmacy segment, other operating costs and expenses remained relatively constant at $2.8 million in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of net revenue these costs declined to 13% in the three months ended March 31, 2004 from 17% in the three months ended March 31, 2003. In the RTES segment, costs and expenses increased $0.2 million, or 3%, to $6.0 million in the three months ended March 31, 2004 from $5.8 million in the three months ended March 31, 2003. As a percentage of net revenue these costs decreased to 47% in the three months ended March 31, 2004 as compared to 48% in the three months ended March 31, 2003.

Corporate, general and administrative costs increased $0.4 million, or 9%, to $5.1 million in the three months ended March 31, 2004 from $4.7 million in the three months ended March 31, 2003. The increase relates primarily to increased managed care marketing personnel and increased professional service costs. As a percentage of net revenue, corporate, general and administrative costs decreased to 8% in the three months ended March 31, 2004 from 9% in the three months ended March 31, 2003.

Provision for doubtful accounts increased $0.5 million, or 395%, to $0.7 million in the three months ended March 31, 2004 from $0.1 million in the three months ended March 31, 2003. Cash collections as a percentage of net revenue were 95% and 96% in the three months ended March 31, 2004 and 2003, respectively. The primary factors for management’s decision to increase the provision for doubtful accounts was the impact of the failed implementation of the Georgia Medicaid MHN system and related support systems, the effect of payor business processes on payments to the Company for products and services provided, and the impact that the implementation of the HIPAA regulations have had on some of the Company’s payors (see “Recent Developments” section above).

Depreciation and amortization decreased $0.1 million, or 10%, to $0.9 million in the three months ended March 31, 2004 as compared to $1.0 million in the three months ended March 31, 2003. The decrease was primarily attributable to the Company’s financial system reaching the end of its depreciable life in the fourth quarter of fiscal 2003, which was partially offset by increased capital expenditures.

Interest expense remained relatively constant at $0.6 million in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The Company’s average debt outstanding decreased $3.2 million as the Company completed a transaction to repurchase a portion of its 10% Senior Subordinated Notes due 2008 (the “Notes”).

Income tax expense increased $0.3 million, or 37%, to 1.0 million in the three months ended March 31, 2004 from $0.7 million in the three months ended March 31, 2003.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Net revenue increased $14.7 million, or 14%, to $120.9 million in the six months ended March 31, 2004 from $106.2 million in the six months ended March 31, 2003. For the Nursing and PPEC segment, net revenue increased $1.9 million, or 4%, to $52.6 million in the six months ended March 31, 2004 from $50.7 million in the six months ended March 31, 2003. Of this growth, $0.8 million was attributable to increased PPEC revenue primarily at start-up locations which opened in fiscal 2003 and $1.1 million at Nursing locations. Pharmacy net revenue increased $11.9 million, or 38%, to $43.5 million in the six months ended March 31, 2004 from $31.6 million in the six months ended March 31, 2003. Of this growth, $8.3 million was attributable to increased census and average usage of hemophilia factor, $2.5 million was attributable to increased seasonal Synagis deliveries and $0.6 million was attributable to increased deliveries of growth hormone products. RTES net revenue increased $0.8 million, or 3%, to $24.8 million in the six months ended March 31, 2004 from $23.9 million in the six months ended March 31, 2003. In the six months ended March 31, 2004, the Company derived approximately 54% of its net revenue from commercial insurers and other private payors, 39% from Medicaid and 7% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $9.4 million, or 16%, to $67.6 million in the six months ended March 31, 2004 from $58.2 million in the six months ended March 31, 2003. Costs of goods and services of the Nursing and PPEC segment increased $0.5 million, or 2%, to $31.1 million in the six months ended March 31, 2004 from $30.6 million in the six months ended March 31, 2003. Costs of goods and services as a percentage of the Nursing and PPEC segment net revenue declined to 59% in the six months ended March 31, 2004 from 60% in the six months ended March 31, 2003. The decline was primarily attributable to several factors including improved scheduling efficiencies using the SHINE scheduling system and an improved mix of reimbursement rates for the hours staffed. For the Pharmacy segment, cost of goods and services increased $8.4 million, or 39%, to $29.7 million in the six months ended March 31, 2004 from $21.3 million in the six months ended March 31, 2003. Pharmacy costs of goods and services as a percentage of net revenue increased to 68% in the six months ended March 31, 2004 from 67% in the six months ended March 31, 2003. The increase was primarily attributable to increased hemophilia factor deliveries and increased seasonal Synagis deliveries both of which had lower product level gross margins in the six months ended March 31, 2004 as compared to the six months ended March 31, 2004. For the RTES segment, cost of goods and services increased $0.5 million, or 8%, to $6.8 million in the six months ended March 31, 2004 from $6.3 million in the six months ended March 31, 2003. Costs of goods and services as a percentage of net revenue increased to 28% in the six months ended March 31, 2004 from 26% in the six months ended March 31, 2003. This increase is primarily attributable to higher consumption of disposals and supplies.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $1.7 million, or 5%, to $33.2 million in the six months ended March 31, 2004 from $31.5 million in the six months ended March 31, 2003. In the Nursing and PPEC segment, other operating costs and expenses increased $1.8 million, or 13%, to $16.1 million in the six months ended March 31, 2004 from $14.3 million in the six months ended March 31, 2003. As a percentage of net revenue, the Nursing and PPEC segment costs increased to 31% in the six months ended March 31, 2004 from 28% in the six months ended March 31, 2003. The primary factors include increased allocated business insurance costs and increased labor costs at the Company’s PPEC locations. In the Pharmacy segment, other operating costs and expenses decreased $0.4 million, or 7%, to $5.4 million in the six months ended March 31, 2004 from $5.8 million in the six months ended March 31, 2003. This decrease is primarily attributable to the $0.36 million liability recorded in the six months ended March 31, 2003 for the open Medicare audit (see Note 5). As a percentage of net revenue these costs declined to 12% in the six months ended March 31, 2004 from 18% in the six months ended March 31, 2003. In the RTES segment, costs and expenses increased $0.3 million, or 3%, to $11.7 million in the six months ended March 31, 2004 from $11.4 million in the six months ended March 31, 2003. As a percentage of net revenue these costs decreased to 47% in the six months ended March 31, 2004 from 48% in the six months ended March 31, 2003.

Corporate, general and administrative costs increased $0.6 million, or 6%, to $10.0 million in the six months ended March 31, 2004 from $9.4 million in the six months ended March 31, 2003. The increase relates primarily to increased managed care marketing personnel and increased professional service costs. As a percentage of net revenue, corporate, general and administrative costs decreased to 8% in the six months ended March 31, 2004 from 9% in the six months ended March 31, 2003.

Provision for doubtful accounts increased $1.6 million, or 396%, to $2.0 million in the six months ended March 31, 2004 from $0.4 million in the six months ended March 31, 2003. Cash collections as a percentage of net revenue were 93% and 97% in the six months ended March 31, 2004 and 2003, respectively. The primary factors for management’s decision to increase the provision for doubtful accounts was the impact of the failed implementation of the Georgia Medicaid MHN system and related support systems, the effect of payor business processes on payments to the Company for products and services provided, and the impact that implementation of the HIPAA regulations have had on some of the Company’s payors (see “Recent Developments” section above).

Depreciation and amortization decreased $0.3 million, or 14% to $1.8 million in the six months ended March 31, 2004 as compared to $2.1 million in the six months ended March 31, 2003. The decrease was primarily attributable to the Company’s financial system reaching the end of its depreciable life in the fourth quarter of fiscal 2003, which was partially offset by increased capital expenditures.

Interest expense decreased $0.2 million, or 12%, to $1.1 million in the six months ended March 31, 2004 from $1.3 million in the six months ended March 31, 2003. The Company’s average debt outstanding decreased $3.6 million as the Company completed a transaction to repurchase a portion of the Notes.

Income tax expense increased $0.6 million, or 47%, to 2.0 million in the six months ended March 31, 2004 from $1.4 million in the six months ended March 31, 2003.

Liquidity and Capital Resources

Company Events & Updates

During the six months ended March 31, 2004, the Company experienced negative cash flow of $3.9 million. Among the factors contributing to the negative cash flow were increased cash disbursements for pharmaceutical product purchases, increased home medical equipment purchases, prepayment of annual costs in the renewal of the medical malpractice and workers’ compensation insurance programs, payment of the semi-annual interest coupon on October 15, 2003 of the Notes, and lower than anticipated cash receipts. The factors contributing to the lower than anticipated cash receipts were reduced payments from Georgia Medicaid due to their claims processing problems and reduced payments from other payors due to their HIPAA implementation issues, both of which are detailed under the caption “Home Health Industry Events and Updates” above.

Operations

Cash collections as a percentage of net revenue for the three months ended March 31, 2004 and 2003 were 95% and 96%, respectively. On a sequential basis, cash collections increased to approximately $58.2 million in the three months ended March 31, 2004 from approximately $53.8 million in the three months ended December 31, 2003 (see “Home Health Industry Events and Updates” captioned above).

For the six months ended March 31, 2004, the Company purchased approximately $2.4 million of medical equipment to service existing and new patients and approximately $0.4 million for the purchases of new computers to compliment the investment made in increased data bandwidth over the Company’s wide area network. The Company anticipates future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. The Company anticipates funding these capital expenditures with cash flow from operations or external financing.

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

The Company has secured surety bonds of $2.5 million to satisfy its workers’ compensation program requirements for its former insurance carrier. The surety bonds were collateralized by $2.3 million cash posted to a third party escrow account.

During November 2003, the Company began the renewal process of its employee medical benefit plans. Effective January 1, 2004, the Company changed the nature of its medical benefit plan, from a guaranteed minimum premium model to a self insured model. This policy includes aggregate stop loss for claims over 115% of expected paid claims, $0.125 million specific stop loss on large individual claims and tail liability for claims presented up to six months after occurrence. The medical, dental and vision benefits are administered by a third-party carrier. While this change requires the Company to ultimately expose itself to greater risk, the self-insured model’s stop loss, aggregate loss and tail liability features provide sufficient protection such that the Company anticipates that there will be cost savings, as compared to the guaranteed minimum premium model coverage; however, there can be no assurance that the anticipated cost savings will occur. In addition, the self-insured model carrier’s medical and disease management capabilities along with its pharmacy formulary protocols and wellness care programs should enable the Company to deliver to its employees a more effective and competitive plan. The Company recognizes how significant its medical benefit plan is to the recruiting and retention of clinical and administrative staff and is committed to offering a plan that is fully competitive with those offered by other home care providers.

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. The Company is, from time to time, subject to such suits arising in the ordinary course of business. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of March 31, 2004, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate.

In addition, the Company is subject to accident claims arising out of the normal operation of its fleet of vans and small trucks, and maintains insurance intended to cover such claims. A successful claim against the Company in excess of the Company’s insurance coverage could have an adverse effect upon the Company’s business. Claims against the Company, regardless of their merits or eventual outcome, also may have an adverse effect upon the Company’s reputation and business.

Capital Resources

Management currently believes that its liquidity position will be adequate to satisfy the Company’s working capital requirements, professional and commercial liability insurance, funding of start-up locations, selected acquisitions, workers’ compensation collateral requirements, and income tax payments. The Company’s current source of liquidity is cash on hand, cash flow from operations, and the new Credit Agreement. The Company is exposed to fluctuations in cash collection results.

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

The following table represents a schedule of the Company’s contractual obligations and commitments as of March 31, 2004:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long-term debt
Subordinated Notes	$20,350	$—	$—	$20,350	$—
Other notes payable	326	229	97	—	—
Operating leases	13,154	4,110	5,788	1,993	1,263

	$33,830	$4,339	$5,885	$22,343	$1,263

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces a number of market risk exposures including risks related to cash and cash equivalents, accounts receivable and interest rates. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current environment in the health care industry. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies and individuals, and the diversity of geographic locations in which the Company operates. However, the Company has substantial geographic density in the eastern United States, which it believes exposes the Company to payor initiated reimbursement changes, substantial accounts receivable for a small number of hemophilia factor patients and disruptions to cash collections due to the inability of some payors to process claims (see Item 2).

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

Based on a hypothetical immediate 150 basis point increase in interest rates at March 31, 2004 and 2003, the market value of the Company’s Notes would be reduced by approximately $0.9 million and $1.2 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s Notes outstanding at March 31, 2004 and 2003 of approximately $0.9 million and $1.2 million, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Shareholders of the Company was held on February 6, 2004. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each matter:

1) Election of two Class I directors, Robert P. Pinkas and Edward K. Wissing, as directors for a term of three years expiring at the 2007 Annual Meeting of Shareholders:

	Votes		Broker
Nominees	For	Withheld	Abstentions	Non-Votes
Robert P. Pinkas	5,980,030 (86.87)%	410,296 (5.96)%	—	—
Edward K. Wissing	5,894,848 (85.64)%	495,478 (7.20)%	—	—

The terms of Messrs. Axelrod, Sansone, Crane, Finn, and Dr. Kelley continued after the Annual Meeting.

2) Approval of an amendment to the Company’s Amended and Restated Stock Option Plan which increased the aggregate number of shares of Common Stock authorized for issuance under the Plan from 1,750,000 to 2,300,000:

Votes
For	Against	Abstentions
2,644,719 (80.58)%	623,745 (19.01)%	13,449 (0.41)%

3) Approval of an amendment to the Company’s Amended and Restated Directors Stock Option Plan which increased the aggregate number of shares of Common Stock authorized for issuance under the Plan from 300,000 to 650,000:

Votes
For	Against	Abstentions
2,643,643 (80.55)%	621,934 (18.95)%	16,336 (0.50)%

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following exhibits are filed with this report:

10.9(z)	Non-Qualified Deferred Compensation Agreement, effective January 1, 2004.

10.9(aa)	Amendment No. 2 to the Company’s Amended and Restated Stock Option Plan, dated December 3, 2003.

10.9(bb)	Amendment No. 2 to the Company’s Amended and Restated Directors Stock Option Plan, dated December 3, 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(b)	Reports on Form 8-K

On February 2, 2004, the Company filed a Current Report on Form 8-K, announcing its financial results for the first quarter of fiscal year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

Date: May 11, 2004	By:	/s/ JAMES M. MCNEILL
James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)