Form 10-Q
period 2004-06-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2004-08-12
CIK 893430

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 10, 2004 the Registrant had 7,012,812 shares of Common Stock, $0.01 par value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,320	$9,171
Accounts receivable, less allowances for doubtful accounts of $6,057 and $3,900, respectively	42,037	37,043
Prepaid expenses	2,277	991
Deferred income taxes	4,778	4,778
Workers’ compensation loss fund	3,342	1,633
Inventory	2,547	2,724
Insurance recoveries	3,390	2,227
Other current assets	226	327

Total current assets	63,917	58,894

Property and equipment:
Home care equipment held for rental	32,041	30,009
Furniture and fixtures	11,998	11,402
Vehicles	504	700
Leasehold improvements	2,074	1,961

	46,617	44,072
Accumulated depreciation and amortization	(37,554)	(36,343)

	9,063	7,729

Other assets:
Goodwill, less accumulated amortization of approximately $9,613	36,540	36,540
Certificates of need, less accumulated amortization of approximately $621 and $604, respectively	52	69
Deferred financing fees, less accumulated amortization of approximately $533 and $709, respectively	836	632
Deferred income taxes	2,916	2,916
Workers’ compensation bond collateral	2,305	2,779
Insurance recoveries	8,291	5,396
Other	396	389

	51,336	48,721

Total assets	$124,316	$115,344

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)

(In thousands)

	June 30, 2004	September 30, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,194	$6,045
Accrued compensation	5,088	5,138
Income taxes payable	906	1,382
Accrued insurance	6,647	5,798
Refunds payable	1,250	1,176
Accrued interest	435	951
Other accrued liabilities	1,840	2,062
Deferred revenue	853	733
Current maturities of long-term obligations	192	178

Total current liabilities	23,405	23,463

Long-term accrued insurance	14,682	10,302
Long-term obligations, net of current maturities	20,397	20,515

Total liabilities	58,484	54,280

Redeemable preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—

Stockholders’ equity:
Common stock, $.01 par value, 80,000 shares authorized 6,998 and 6,879 shares issued and outstanding at June 30, 2004 and September 30, 2003, respectively	70	69
Additional paid-in capital	49,822	49,247
Retained earnings	15,940	11,748

Total stockholders’ equity	65,832	61,064

Total liabilities and stockholders’ equity	$124,316	$115,344

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$58,413	$54,149	$179,276	$160,348
Costs and expenses:
Costs of goods and services	33,236	29,460	100,854	87,669
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	10,858	10,116	31,685	30,223
Business insurance	1,613	1,730	5,891	5,327
Overhead	4,304	3,723	12,449	11,562

Other operating costs and expenses	16,775	15,569	50,025	47,112
Corporate, general and administrative
Salaries, wages and benefits	3,074	3,521	10,219	10,351
Business insurance	40	77	127	244
Professional services	605	523	1,759	1,451
Overhead	701	680	2,288	2,129

Corporate, general and administrative	4,420	4,801	14,393	14,175
Provision for doubtful accounts	792	531	2,831	942
Depreciation and amortization	945	1,008	2,723	3,082

Total costs and expenses	56,168	51,369	170,826	152,980

Operating income	2,245	2,780	8,450	7,368
Other income	—	10	5	54
Early extinguishment of debt	—	32	—	63
Interest income	63	16	112	82
Interest expense	(604)	(612)	(1,719)	(1,882)

Income before income tax expense	1,704	2,226	6,848	5,685
Income tax expense	661	876	2,656	2,236

Net income	$1,043	$1,350	$4,192	$3,449

Net income per share data:
Basic	$0.15	$0.20	$0.61	$0.50

Diluted	$0.14	$0.19	$0.57	$0.49

Weighted average shares outstanding:
Basic	6,973	6,866	6,925	6,857

Diluted	7,488	7,052	7,389	7,065

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$4,192	$3,449
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,723	3,082
Provision for doubtful accounts	2,831	942
Amortization of deferred financing fees	125	65
Early extinguishment of debt	—	(63)
Changes in operating assets and liabilities:
Accounts receivable	(7,825)	(6,458)
Prepaid expenses	(1,286)	(758)
Inventory	177	894
Other assets	4	(25)
Workers’ compensation loss fund	(1,709)	(1,618)
Workers’ compensation bond collateral	474	(923)
Accounts payable	149	(208)
Income taxes	(476)	2,111
Accrued liabilities, refunds, interest and insurance recoveries	577	1,005

Net cash (used in) provided by operating activities	(44)	1,495
Investing activities:
Purchases of property and equipment	(3,908)	(1,899)
Acquisition of business	—	(3,781)

Net cash used in investing activities	(3,908)	(5,680)
Financing activities:
Principal payments and early extinguishment of long-term debt	(146)	(2,047)
Deferred financing fees	(329)	—
Proceeds from exercise of stock options	576	103

Net cash provided by (used in) financing activities	101	(1,944)

Decrease in cash and cash equivalents	(3,851)	(6,129)
Cash and cash equivalents at beginning of period	9,171	10,990

Cash and cash equivalents at end of period	$5,320	$4,861

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,251	$2,596

Cash paid for taxes	$3,165	$223

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2004. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2003 included in the Company’s Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in the Company’s 2003 Annual Report.

2. Summary of Significant Accounting Policies

Description of Business

The Company provides a broad range of pediatric health care services and equipment including nursing, respiratory therapy, rental and sale of durable medical equipment, pharmaceutical services and infusion therapy services. In addition, the Company provides pediatric rehabilitation services, day treatment centers for medically fragile children and pediatric well care and immunization services. The Company also provides case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other health care providers. The Company’s services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. As a complement to its pediatric respiratory and infusion therapy services, the Company also provides respiratory and infusion therapy and related services for adults. For financial reporting purposes, the Company’s branch offices are aggregated into three reportable segments based on their primary line of business in accordance with the Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (see Note 7).

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

Concentration of Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily in one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to the Company given the current health care environment. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies and individuals, and the diversity of geographic locations in which the Company operates. However, the Company has substantial geographic density in the eastern United States, which it believes exposes the Company to payor initiated reimbursement changes. In addition, the Company is exposed to risk for a substantial amount of accounts receivable for a small number of hemophilia factor patients and disruptions to cash collections due to the inability of some payors to process claims.

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $6.8 million and $7.2 million for which services have been rendered but the amounts were unbilled as of June 30, 2004 and September 30, 2003, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

Summary of Significant Accounting Policies - continued

Workers’ Compensation Loss Fund

The Company’s insurance carrier requires a twelve month estimated loss reserve to be funded entirely with cash over the first ten months of each policy year. This cash requirement for fiscal 2004 is estimated to be $2.6 million, which is reduced by the monthly loss fund payments. The net balance at June 30, 2004 was $3.3 million. The insurance carrier has the right to increase this cash requirement at the end of each policy year if the claim experience is greater than anticipated, but to date has not indicated the need to do so for fiscal 2003.

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.04 million and $0.06 million for the three months ended June 30, 2004, and 2003, respectively, and $0.1 million and $0.2 million for the nine months ended June 30, 2004 and 2003, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below:

For The Year Ending September 30,
2004	$144,000
2005	$148,000
2006	$129,000
2007	$88,000
2008	$86,000

Workers’ Compensation Bond Collateral

The Company has secured surety bonds of $2.5 million to satisfy its workers’ compensation carrier’s policy requirements. The surety bonds are collateralized by $2.3 million cash posted to a third party escrow account. Material changes to the fiscal 2004 workers’ compensation policy included the deductible increasing from $0.25 million to $0.35 million.

Accrued Insurance/Insurance Recoveries

The Company’s insurance broker retains the services of an independent actuary to prepare an actuarial analysis of the Company’s development of reported and incurred but not reported claims for workers’ compensation, medical malpractice and employee medical benefit plans. These estimates are updated as determined necessary based on recent claims history and other events. Inherent in these estimates are the risk that they will need to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management. Accrued workers’ compensation and medical malpractice losses have been discounted at 6%. Under the guidance of the Emerging Issues Task Force No. 03-8, “Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity,” the Company has determined that it should follow FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” Under Interpretation 39, offsetting of liabilities for claims made and incurred but not reported claims against receivables for expected recoveries from insurers is not appropriate unless the conditions specified in FIN 39 are met. The Company does not meet the conditions specified and has reclassified the expected recoveries to short-term and long-term receivables in all periods presented.

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

3. Long-Term Borrowing Arrangements

On January 27, 2004, the Company entered into a credit agreement with General Electric Capital Corporation (“Credit Agreement”). Subject to the terms and conditions of the Credit Agreement, the Lender made available a credit facility consisting of a $10.0 million revolving line of credit and a $10.0 million line of credit for acquisitions. Availability in both components is subject to a borrowing base calculation against the Company’s accounts receivable. Borrowings under the revolving line of credit bear interest at

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

Long-Term Borrowing Arrangements – continued

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

On May 12, 2004, the Company amended the Credit Agreement to clarify a definition and increase the maximum capital expenditures covenant. At June 30, 2004, the Company did not have any borrowings outstanding.

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

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for net income per share information):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net Income
As reported	$1,043	$1,350	$4,192	$3,449
Fair value based method compensation expense, net of tax	(292)	(171)	(851)	(490)

Pro forma net income	$751	$1,179	$3,341	$2,959

Basic income per share
As reported	$0.15	$0.20	$0.61	$0.50

Pro forma	$0.11	$0.17	$0.48	$0.43

Diluted income per share
As reported	$0.14	$0.19	$0.57	$0.49

Pro forma	$0.10	$0.17	$0.45	$0.42

5. Commitments and Contingencies

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of June 30, 2004, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently thereafter would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate.

In addition, the Company is subject to claims and lawsuits arising in the ordinary course of business. Based upon information available to date, management believes it has provided adequate reserves if needed for any unfavorable settlement; however, there can be no assurance that the ultimate resolution of such current pending legal proceedings would not have a material adverse effect on the Company’s consolidated financial or liquidity position.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

Commitments and Contingencies – continued

During fiscal 2003, as a result of a field audit by a Medicare carrier, the Company was notified of an asserted claim for recoupment of approximately $1.7 million of accounts receivable. The carrier claimed that incomplete clinical documentation was contained in the patients’ medical records to substantiate the payments for the services provided. The Company investigated the assertion and determined that the alleged insufficiency related to information that is required to be maintained in a patient’s medical record.

During January 2003, the Medicare carrier notified the Company that it had begun recoupment of $1.7 million under audit against weekly disbursements made to the Company. As of April 28, 2003, the Company was notified by a representative of the Medicare carrier that upon further review a significant number of the patients contained in the original audit sample were deemed to have sufficient medical documentation and would be excluded from their reported findings which revised the recoupment to $0.8 million plus accrued interest. Medicare recouped this amount as of September 30, 2003 and the Company filed an appeal.

During the quarter ended June 30, 2004, the Company received a favorable determination from the administrative law judge (“ALJ”) regarding the appeal. The settlement reached is expected to resolve this matter within the Company’s estimated liability of $0.36 million.

6. Basic and Diluted Income Per Share

Basic income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method).

The following table sets forth the reconciliation of denominators used in computing the basic and diluted income per share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Denominator for basic income per share-weighted average shares	6,973	6,866	6,925	6,857
Effect of dilutive securities:
Options	515	186	464	208

Denominator for diluted income per share—adjusted weighted average shares	7,488	7,052	7,389	7,065

7. Segments

The Company has three reportable segments: Private Duty Nursing and Prescribed Pediatric Extended Care (“PPEC”) Services; Respiratory Therapy and Home Equipment and Services (“RTES”); and Specialty Pharmacy and Infusion Therapy Services. The Company’s Nursing and PPEC division consists primarily of private duty home nursing care predominately for pediatric patients as well as PPEC Centers which provide daily medical care for medically fragile children. The Company’s RTES division provides respiratory therapy equipment and services to patients in the home. The Company’s Pharmacy division provides pharmaceutical products and services for its patients in the home or physician’s office.

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

Segments – continued

The following tables summarize certain information for each of the Company’s reportable segments (in thousands):

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment & Services	Consolidated Total
Three Months Ended June 30, 2004

Net revenue	$26,674	$19,294	$12,445	$58,413

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	15,913	235	239	16,387
Pharmacy product and supplies	—	13,128	846	13,974
Intercompany allocations	—	357	(357)	—
Disposables and supplies	17	148	2,710	2,875

Total cost of goods and services	15,930	13,868	3,438	33,236
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	4,935	2,010	3,913	10,858
Business insurance	1,093	158	362	1,613
Overhead	1,827	816	1,661	4,304

Total operating costs and expenses	7,855	2,984	5,936	16,775

Provision for doubtful accounts	189	239	364	792
Depreciation	83	58	663	804

Branch office contribution margin	$2,617	$2,145	$2,044	$6,806

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment & Services	Consolidated Total
Three Months Ended June 30, 2003

Net revenue	$25,297	$17,440	$11,412	$54,149

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	15,172	231	252	15,655
Pharmacy product and supplies	13	10,674	658	11,345
Intercompany allocations	—	479	(479)	—
Disposables and supplies	15	191	2,254	2,460

Total cost of goods and services	15,200	11,575	2,685	29,460
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	4,645	1,807	3,664	10,116
Business insurance	1,080	219	431	1,730
Overhead	1,554	725	1,444	3,723

Total operating costs and expenses	7,279	2,751	5,539	15,569

Provision for doubtful accounts	85	212	234	531
Depreciation	70	38	647	755

Branch office contribution margin	$2,663	$2,864	$2,307	$7,834

	Three Months Ended June 30,
	2004	2003
Total profit for reportable segments	$6,806	$7,834

Corporate, general and administrative	(4,420)	(4,801)
Corporate depreciation and amortization	(141)	(253)
Other income	—	10
Early extinguishment of debt	—	32
Interest income	63	16
Interest expense	(604)	(612)

Income before income tax expense	$1,704	$2,226

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

Segments – continued

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment & Services	Consolidated Total
Nine Months Ended June 30, 2004

Net revenue	$79,290	$62,781	$37,205	$179,276

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	46,972	705	746	48,423
Pharmacy product and supplies	2	41,325	2,473	43,800
Intercompany allocations	—	1,077	(1,077)	—
Disposables and supplies	55	461	8,115	8,631

Total cost of goods and services	47,029	43,568	10,257	100,854
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	14,734	5,443	11,508	31,685
Business insurance	3,851	669	1,371	5,891
Overhead	5,384	2,294	4,771	12,449

Total operating costs and expenses	23,969	8,406	17,650	50,025

Provision for doubtful accounts	704	759	1,368	2,831
Depreciation	250	158	1,889	2,297

Branch office contribution margin	$7,338	$9,890	$6,041	$23,269

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment & Services	Consolidated Total
Nine Months Ended June 30, 2003

Net revenue	$75,970	$49,025	$35,353	$160,348

Costs of goods and services
Nursing and therapist salaries, wages, benefits and supplies	45,714	574	739	47,027
Pharmacy product and supplies	13	30,460	2,148	32,621
Intercompany allocations	—	1,131	(1,131)	—
Disposables and supplies	56	709	7,256	8,021

Total cost of goods and services	45,783	32,874	9,012	87,669
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	13,734	5,408	11,081	30,223
Business insurance	3,314	683	1,330	5,327
Overhead	4,552	2,485	4,525	11,562

Total operating costs and expenses	21,600	8,576	16,936	47,112

Provision for doubtful accounts	94	199	649	942
Depreciation	214	123	1,997	2,334

Branch office contribution margin	$8,279	$7,253	$6,759	$22,291

	Nine Months Ended June 30,
	2004	2003
Total profit for reportable segments	$23,269	$22,291

Corporate, general and administrative	(14,393)	(14,175)
Corporate depreciation and amortization	(426)	(748)
Other income	5	54
Early extinguishment of debt	—	63
Interest income	112	82
Interest expense	(1,719)	(1,882)

Income before income tax expense	$6,848	$5,685

8. Subsequent Event

On August 9, 2004, Edward K. Wissing was named Chief Executive Officer following the retirement of Joseph D. Sansone, founder and 15-year veteran of the Company. The Company’s Board of Directors have formed a special search committee to identify a successor to Mr. Wissing who will serve as Chief Executive Officer until a successor is named. During the fourth quarter of fiscal 2004, the Company will be recording a liability of approximately $2.2 million for the severance and related benefit costs, including stock-based compensation expense associated with Mr. Sansone’s Amended & Restated Employment Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of Pediatric Services of America, Inc. (the “Company”). When used in this Form 10-Q, the words “may,” “target,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. The Company cautions that various factors, including the factors described hereunder and those discussed in the Company’s other filings with the Securities and Exchange Commission, as well as general economic conditions, industry trends, the Company’s ability to collect for equipment sold or rented, assimilate and manage previously acquired field operations, collect accounts receivable, including receivables related to acquired businesses and receivables under appeal, hire and retain qualified personnel and comply with and respond to billing issues, including those related to the Company’s billing and collection system, nurse shortages, competitive bidding, HIPAA regulations, Average Wholesale Price (“AWP”) reductions, adverse litigation, workers’ compensation losses, availability and cost of medical malpractice insurance, reduced state funding levels and nursing hours authorized by Medicaid programs, and the impact of changes resulting from the recently enacted Medicare Act, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included in this quarterly report.

Recent Developments

Home Healthcare Industry Events & Updates

As previously described in the Company’s prior SEC filings, Georgia Medicaid’s contractor (the “Contractor”) missed the original implementation date of October 1, 2002 and delayed the “go live” date until April 1, 2003 for its new Multi Health Network system (“MHN”). Georgia Medicaid is an important customer of the Company and represents approximately 6% of the Company’s annual billed revenue. The Company continues to work with Georgia Medicaid to correct conflicts between provider numbers, categories of service, membership identification, units of measure, authorized duration of service and corresponding procedure codes within its authorization module.

While the Company continues to receive cooperation from the State Director, as of the date of this filing, many of the same issues remain outstanding and the lack of progress toward resolution has increased the Company’s level of concern. The Company is working with its external legal counsel on the range of alternatives available to it including continuing to work with the State in an attempt to resolve each claim, proposing a settlement on a large number of claims in the RTES segment or initiating legal action. Given the significance and complexity of these issues and the continued need to rely on Georgia Medicaid to provide the resources necessary to achieve resolution, the Company deemed it necessary to significantly increase its provision for doubtful accounts in the three and nine months ended June 30, 2004 as compared to the three and nine months ended June 30, 2003.

While certain states are realizing relief from prior revenue shortfalls and some are reporting surpluses, concern over a reduction in their future level of Federal Medical Assistance Percentages dampens the likelihood that these limitations will be abated at any time in the near future. In an effort to impact these legislative issues, the Company has engaged consultants in selected markets to directly present the Company’s cost saving strategies and related rate requests to the Medicaid programs. The Company has received notification from one state Medicaid commissioner that in response to its reimbursement rate request the agency included a rate increase in its fiscal year 2005 budget proposal. In addition, the Company has received a draft contract for review and a funding source has been identified with another state Medicaid commissioner to pilot a program to more rapidly discharge hospitalized medically complex and medically fragile children into the Company’s care. These accelerated discharges should provide the state with significant cost savings and potentially motivate the state to increase the reimbursement rate for services provided by the Company. The Company has communicated to the state its willingness to close certain unprofitable branch offices if a solution cannot be found. In another state, a retroactive increase to the reimbursement rate was enacted which dictated a fixed percentage of the increase be passed through to nurse compensation. In addition, the Company’s local market staff routinely collaborates with the appropriate community and regulatory authorities on behalf of the Company and its patients.

The Health Insurance Portability and Accountability Act’s (“HIPAA”) standard transaction in data set rules mandate that Covered Entities, including the Company, transmit claims and certain related healthcare information in standardized formats and data sets. Compliance was required on October 16, 2003, but many payors, including most state Medicaid agencies, were not in compliance by that date. Most Medicaid agencies are running dual systems to accommodate HIPAA compliant transactions as well as non-compliant transactions. Some states, however, are running only HIPAA compliant systems and other states are not yet HIPAA compliant. There is uncertainty as to when those states using dual systems will discontinue their non-HIPAA compliant systems. These uncertainties surrounding claims processing as a result of HIPAA’s standard transaction and code set rules, which uncertainties are outside the Company’s control, have resulted in delayed reimbursement by some payors, including Medicaid agencies. These delays were a contributing factor to the decreased cash collections in the nine months ended June 30, 2004. If not corrected, these delays could have a material adverse effect on the Company’s financial position.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”), signed into law in December 2003, represents an important change to Medicare. While the more immediately visible changes mandated by the Act relate to extension of the Medicare benefit to prescription drug coverage, other aspects may impact the operations and profitability of health care providers, including the Company. Among other things, the Act mandates a phased-in competitive bidding process for Medicare procurement of certain durable medical equipment (DME), commencing in the ten (10) largest Metropolitan Statistical Areas (MSAs) in 2007, followed by the next eighty (80) largest MSAs in 2009. Moreover, the Secretary of the Department of Health & Human Services has the authority to apply competitive bidding nationally for the highest cost, highest volume items and services and those items and services that the Secretary determines to have the “largest savings potential.” There will also be at least a five (5) year freeze in the Consumer Price Index update for reimbursement rates for DME where competitive bidding prices are not applicable. In addition, commencing in 2005, reimbursement for certain items and services (e.g., oxygen and oxygen equipment) that are not subject to competitive bidding will be capped at the 2002 rate or the “Median ‘Federal Employee Health Plan’ Price” established in 2002, whichever is lower.

Under the Act, reimbursement for infusion drugs is set at ninety-five percent (95%) of Average Wholesale Price (AWP) in effect on October 1, 2003, and will then be subject to competitive bidding starting in 2007. Inhalation drugs will be paid at eighty-five percent (85%) of AWP in 2004, with 2005 reimbursement based on the Average Sales Price (ASP) plus six percent (6%) for the drug, updated quarterly. The Centers for Medicare and Medicaid Services has provided a preliminary estimate of the 2005 reimbursement amounts that are approximately 89% below the current payment amounts for these medications. The Company will be forced to exit the business if the proposed reimbursement reduction is left un-remedied. Such an exit would dramatically impact Medicare beneficiaries’ access to these medications and cause them to experience deterioration in the quality of their care. The Company is working on contingency plans should these significant reductions be put into place and the need to exit this market arises.

In addition, the Company is analyzing the impact of these reimbursement changes to its RTES segment and plans to address the proposed reductions by reducing costs, growing revenue through its managed care marketing strategies and looking for additional ways to improve productivity. The full impact of the 2003 reforms of Medicare on the Company cannot yet be determined, particularly since implementing regulations have not yet been promulgated. These and other changes could have a material adverse effect on the Company’s operations and financial results which would necessitate further changes to the Company’s product offering and cost structure in order to mitigate the impact. In addition, there can be no assurance that the Company will not face increased margin pressures from other payors who may pattern price reductions based on the Act.

Company Events & Updates

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

Risk Management

On October 1, 2003, the Company completed its annual renewal of its risk management program and implemented several changes. The Company renewed its insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Per claim self-insured retention limits remained at $1.0 million. The annual aggregate limit changed from no annual aggregate to $10.0 million. The policy coverage amount increased from $10.0 million to $15.0 million with a significant increase in annual premiums.

The Company has a full time risk manager with extensive homecare risk management and occupational medicine experience to strengthen the initial incident reporting and investigation process. The Company is beginning to see evidence that these process refinements are positively influencing claim adjustment activities and ultimately, the actuarial estimates of loss history. The Company’s Risk Committee which is comprised of members of the Compliance, Legal, Human Resources and Risk Management Departments, continues to monitor incident reporting and claim adjustment activity, review existing patient census and discharge high-risk cases where legally permissible. The Risk Committee employs a multi-functional approach to its decision making process. The

Company continues to educate branch office staff on risk management procedures including appropriate nurse staffing decisions. In addition, the Company’s third party actuary has completed an analysis of the Company’s medical malpractice loss history and has quantified liability recognition under the new policy terms. Under the new medical malpractice policy, if the Company’s loss experience worsens it could have a material adverse effect on the Company’s financial results and liquidity position.

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

Operations

The Company has three reportable segments: (i) Nursing and PPEC, (ii) Pharmacy and (iii) RTES (see Note 7).

In the Nursing and PPEC segment, the Company continues to see pressures on both reimbursement levels and wage rates in key markets. During the third quarter of fiscal 2004, the Company experienced a more dramatic reduction in authorized levels of services from key Medicaid states, which were partially offset by continued progress in PPEC start-up operations. This trend in reduced authorized levels of care for specific patients is a growing obstacle to this segment’s future contribution margin expansion. In order to address this trend, the Company has expanded its nurse recruiting and retention program to include more local market recruiting staff. In addition, the Company has expanded nurse visit programs in selected markets to respond to specific payor requests and reimbursement agreements.

In the Pharmacy segment, the Company continues to experience decline in gross margin rates across many of its key products. For instance, within the hemophilia factor product, clinical changes in a patient’s condition can dictate rapid changes to the specific type and amount of drug provided. These alternative drugs may have relatively higher acquisition costs and lower reimbursement levels based on the payor. Given the expanded, though increasingly concentrated census, changes of this type expose the Pharmacy segment revenue and contribution margin to significant volatility. Payor initiated reductions to reimbursement levels with no corresponding reduction to acquisition costs pose a significant threat to future contribution margin levels. In addition, the remainder of the deliveries for the seasonal drug Synagis were substantially completed in April. Synagis has relatively lower gross margins and is used to treat the respiratory syncytial virus (RSV), a condition more prevalent in the winter months.

In the RTES segment, the Company continues to invest and expand its sales and marketing program. As a result, the Company has begun to see increases in referrals from managed care payors in select markets. However, the Company has experienced an increased rate of replacement for several equipment items in its core rental fleet. These increasing capital expenditures reflect growing market acceptance of improved versions of these core products. Many of those items have become smaller and more portable and are increasingly requested by patients and referring physicians. These items have higher acquisition costs and to date, reimbursement levels have not increased. In addition, as the Company expands its managed care revenues, it is experiencing decreased reimbursement for certain disposable and supply items, as well as the elimination of reimbursement for other select items.

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

Source & Availability of Clinical Personnel

During the 13 weeks ending June 26, 2004, the Company’s case hours staffed increased to 754,838 as compared to 749,028 in the 13 weeks ended March 27, 2004. The Company continues to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. The Company has made additional investments in six new local market nurse recruiters to help reduce unstaffed hours. Management believes that case hours staffed is the most appropriate measurement of nursing activity. To date, management has seen inconsistent results in a number of markets and will continue to assess and respond accordingly. Management anticipates that over time, the Company’s nurse scheduling system, SHINE, will help to improve both un-staffed hours and gross margin levels; however, there can be no assurance that this will occur.

Critical Accounting Policies

Net Revenue

Due to the nature of the health care industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates are the risk that they will need to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of June 30, 2004, the Company had no material claims, disputes or unsettled matters with third-party payors, nor were there any material pending settlements with third-party payors except as disclosed under the “Recent Developments” section above and “Contingent Liabilities and Commitments” below.

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

Allowance for Doubtful Accounts

In determining the adequacy of the allowance and related provision for doubtful accounts, the Company has developed a process that combines detailed analysis of historical collections and write-off activity with a detailed review of existing account balances meeting certain criteria and their likelihood of being collected at the amounts recorded. This detailed review involves both the assigned corporate reimbursement department personnel and the respective branch office personnel assessing each patient claim that falls within prescribed age and amount criteria. These assessments are aggregated and compared to the results of the detailed analysis of historical collections to provide additional support to management in making the estimate of the allowance for doubtful accounts. Inherent in this estimate is the risk that it will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

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

Results of Operations

The following table is derived from the Company’s unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

	Percentage of Net Revenue				Period-to-Period Percentage Increase (Decrease)
	Three Months ended June 30,		Nine Months ended June 30,		Three Months ended June 30,	Nine Months ended June 30
	2004	2003	2004	2003	2004	2004
Net Revenue	100.0%	100.0%	100%	100%	8%	12%
Costs of goods and services	56.9	54.4	56.3	54.7	13	15
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	18.6	18.7	17.7	18.8	7	5
Business insurance	2.8	3.2	3.3	3.3	(7)	11
Overhead	7.4	6.9	6.9	7.2	16	8

Other operating costs and expenses	28.8	28.8	27.9	29.3	8	6
Corporate, general and administrative
Salaries, wages and benefits	5.3	6.5	5.7	6.5	(13)	(1)
Business insurance	0.1	0.1	0.1	0.2	(48)	(48)
Professional services	1.0	1.0	1.0	0.9	16	21
Overhead	1.2	1.3	1.3	1.3	3	7

Corporate, general and administrative	7.6	8.9	8.1	8.9	(8)	2
Provision for doubtful accounts	1.4	1.0	1.6	0.6	49	201
Depreciation and amortization	1.6	1.9	1.5	1.9	(6)	(12)

Operating income	3.7	5.0	4.6	4.6	(19)	15
Other income	—	—	—	—	(100)	(91)
Early extinguishment of debt	—	0.1	—	—	(100)	(100)
Interest income	0.1	—	0.1	0.1	294	37
Interest expense	(1.0)	(1.1)	(1.0)	(1.2)	(1)	(9)

Income before income tax expense	2.8%	4.0%	3.7%	3.5%	(23)%	20%

The Company provides a broad range of health care services and products principally for children, and to a lesser extent, young adults and geriatric patients. The following table summarizes both services and products based upon estimated percentages of net billings of each major category for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	% Total	% Total	% Total	% Total
Pediatric Home Health Care
Nursing and PPEC	41.8%	42.6%	40.4%	43.2%
Respiratory Therapy Equipment and Services	8.5%	8.0%	8.2%	8.5%
Pharmacy	28.8%	26.6%	29.5%	25.7%

Total Pediatric Home Health Care	79.1%	77.2%	78.1%	77.4%
Adult Home Health Care
Nursing	4.7%	5.0%	4.6%	5.1%
Respiratory Therapy Equipment and Services	8.9%	9.1%	8.8%	9.8%
Pharmacy	7.3%	8.7%	8.5%	7.7%

Total Adult Home Health Care	20.9%	22.8%	21.9%	22.6%

Total	100.0%	100.0%	100.0%	100.0%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net revenue increased $4.3 million, or 8%, to $58.4 million in the three months ended June 30, 2004 from $54.1 million in the three months ended June 30, 2003. For the Nursing and PPEC segment, net revenue increased $1.4 million, or 5%, to $26.7 million in the three months ended June 30, 2004 from $25.3 million in the three months ended June 30, 2003. Of this growth, $0.3 million was attributable to increased PPEC revenue primarily at start-up locations which opened in fiscal 2003 and $1.1 million at Nursing locations. Pharmacy net revenue increased $1.9 million, or 11%, to $19.3 million in the three months ended June 30, 2004 from $17.4 million in the three months ended June 30, 2003. Of this growth, $1.7 million was attributable to increased census and average usage of hemophilia factor. RTES net revenue increased $1.0 million, or 9%, to $12.4 million in the three months ended June 30, 2004 from $11.4 million in the three months ended June 30, 2003. This growth was predominately across all core products. In the three months ended June 30, 2004, the Company derived approximately 53% of its net revenue from commercial insurers and other private payors, 40% from Medicaid and 7% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $3.8 million, or 13%, to $33.2 million in the three months ended June 30, 2004 from $29.5 million in the three months ended June 30, 2003. Costs of goods and services of the Nursing and PPEC segment increased $0.7 million, or 5%, to $15.9 million in the three months ended June 30, 2004 from $15.2 million in the three months ended June 30, 2003. Costs of goods and services as a percentage of the Nursing and PPEC segment net revenue was unchanged at 60% in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. For the Pharmacy segment, cost of goods and services increased $2.3 million, or 20%, to $13.9 million in the three months ended June 30, 2004 from $11.6 million in the three months ended June 30, 2003. Pharmacy costs of goods and services as a percentage of net revenue increased to 72% in the three months ended June 30, 2004 from 66% in the three months ended June 30, 2003. The increase was primarily attributable to increased hemophilia factor deliveries which has a wide range of reimbursement amounts based on the specific payor and increased seasonal Synagis deliveries which has lower product level gross margins in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. For the RTES segment, cost of goods and services increased $0.8 million, or 28%, to $3.4 million in the three months ended June 30, 2004 from $2.7 million in the three months ended June 30, 2003. Costs of goods and services as a percentage of net revenue increased to 28% in the three months ended June 30, 2004 from 24% in the three months ended June 30, 2003. As the Company expands its managed care revenues it is experiencing decreased reimbursement for certain disposable and supply items as well as the elimination of reimbursement for other select items.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $1.2 million, or 8%, to $16.8 million in the three months ended June 30, 2004 from $15.6 million in the three months ended June 30, 2003. In the Nursing and PPEC segment, other operating costs and expenses increased $0.6 million, or 8%, to $7.9 million in the three months ended June 30, 2004 from $7.3 million in the three months ended June 30, 2003. As a percentage of net revenue, the Nursing and PPEC segment costs were unchanged at 29% in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. In the Pharmacy segment, other operating costs and expenses increased $0.2 million, or 8%, to $3.0 million in the three months ended June 30, 2004 as compared to $2.8 million in the three months ended June 30, 2003. During March 2004, the Company hired a pharmacist to develop a best practice clinical methodology and to standardize branch office operations. As a percentage of net revenue these costs declined to 15% in the three months ended June 30, 2004 from 16% in the three months ended June 30, 2003. In the RTES segment, other operating costs and expenses increased $0.4 million, or 7%, to $5.9 million in the three months ended June 30, 2004 from $5.5 million in the three months ended June 30, 2003. Primarily, the increase relates to administrative salaries in select locations to meet certain contract service level requirements. As a percentage of net revenue these costs decreased to 48% in the three months ended June 30, 2004 as compared to 49% in the three months ended June 30, 2003.

Corporate, general and administrative costs decreased $0.4 million, or 8%, to $4.4 million in the three months ended June 30, 2004 from $4.8 million in the three months ended June 30, 2003. The decrease relates primarily to the reversal of the corporate bonus accrual for fiscal 2004. As a percentage of net revenue, corporate, general and administrative costs decreased to 8% in the three months ended June 30, 2004 from 9% in the three months ended June 30, 2003.

Provision for doubtful accounts increased $0.3 million, or 49%, to $0.8 million in the three months ended June 30, 2004 from $0.5 million in the three months ended June 30, 2003. Cash collections as a percentage of net revenue were 107% and 99% in the three months ended June 30, 2004 and 2003, respectively. The primary factors for management’s decision to increase the provision for doubtful accounts was the lack of demonstrative progress by Georgia Medicaid in resolving the issues with the MHN system and related support systems and the impact that the implementation of the HIPAA regulations continue to have on some of the Company’s payors (see “Recent Developments” section above).

Depreciation and amortization decreased $0.1 million, or 6%, to $0.9 million in the three months ended June 30, 2004 as compared to $1.0 million in the three months ended June 30, 2003. The decrease was primarily attributable to the Company’s financial system reaching the end of its depreciable life in the fourth quarter of fiscal 2003, which was partially offset by increased capital expenditures during fiscal 2004 in the RTES segment.

Interest expense remained relatively constant at $0.6 million in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The Company’s average debt outstanding decreased $3.0 million as the Company completed a transaction to repurchase a portion of its 10% Senior Subordinated Notes due 2008 (the “Notes”) in fiscal 2003.

Income tax expense decreased $0.2 million, or 25%, to $0.7 million in the three months ended June 30, 2004 from $0.9 million in the three months ended June 30, 2003.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

Net revenue increased $18.9 million, or 12%, to $179.3 million in the nine months ended June 30, 2004 from $160.4 million in the nine months ended June 30, 2003. For the Nursing and PPEC segment, net revenue increased $3.3 million, or 4%, to $79.3 million in the nine months ended June 30, 2004 from $76.0 million in the nine months ended June 30, 2003. Of this growth, $1.1 million was attributable to increased PPEC revenue primarily at start-up locations which opened in fiscal 2003 and $2.2 million at Nursing locations. Pharmacy net revenue increased $13.8 million, or 28%, to $62.8 million in the nine months ended June 30, 2004 from $49.0 million in the nine months ended June 30, 2003. Of this growth, $10.0 million was attributable to increased census and average usage of hemophilia factor, $2.9 million was attributable to increased seasonal Synagis deliveries and $0.9 million was attributable to increased deliveries of growth hormone products. RTES net revenue increased $1.9 million, or 5%, to $37.2 million in the nine months ended June 30, 2004 from $35.4 million in the nine months ended June 30, 2003. This growth was predominately across all core products. In the nine months ended June 30, 2004, the Company derived approximately 54% of its net revenue from commercial insurers and other private payors, 40% from Medicaid and 6% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $13.2 million, or 15%, to $100.9 million in the nine months ended June 30, 2004 from $87.7 million in the nine months ended June 30, 2003. Costs of goods and services of the Nursing and PPEC segment increased $1.2 million, or 3%, to $47.0 million in the nine months ended June 30, 2004 from $45.8 million in the nine months ended June 30, 2003. Costs of goods and services as a percentage of the Nursing and PPEC segment net revenue declined to 59% in the nine months ended June 30, 2004 from 60% in the nine months ended June 30, 2003. The decline was primarily attributable to several factors including improved scheduling efficiencies using the SHINE scheduling system and an improved mix of reimbursement rates for the hours staffed. For the Pharmacy segment, cost of goods and services increased $10.7 million, or 33%, to $43.6 million in the nine months ended June 30, 2004 from $32.9 million in the nine months ended June 30, 2003. Pharmacy costs of goods and services as a percentage of net revenue increased to 69% in the nine months ended June 30, 2004 from 67% in the nine months ended June 30, 2003. The increase was primarily attributable to increased hemophilia factor deliveries which has a wide range of reimbursement amounts based on the specific payor and increased seasonal Synagis deliveries which has lower product level gross margins in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. For the RTES segment, cost of goods and services increased $1.2 million, or 14%, to $10.3 million in the nine months ended June 30, 2004 from $9.0 million in the nine months ended June 30, 2003. Costs of goods and services as a percentage of net revenue increased to 28% in the nine months ended June 30, 2004 from 25% in the nine months ended June 30, 2003. As the Company expands its managed care revenues it is experiencing decreased reimbursement for certain disposable and supply items as well as the elimination of reimbursement for other select items.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $2.9 million, or 6%, to $50.0 million in the nine months ended June 30, 2004 from $47.1 million in the nine months ended June 30, 2003. In the Nursing and PPEC segment, other operating costs and expenses increased $2.4 million, or 11%, to $24.0 million in the nine months ended June 30, 2004 from $21.6 million in the nine months ended June 30, 2003. As a percentage of net revenue, the Nursing and PPEC segment costs increased to 30% in the nine months ended June 30, 2004 from 28% in the nine months ended June 30, 2003. The primary factors include increased allocated business insurance costs and increased labor costs at the Company’s PPEC locations. In the Pharmacy segment, other operating costs and expenses decreased $0.2 million, or 2%, to $8.4 million in the nine months ended June 30, 2004 from $8.6 million in the nine months ended June 30, 2003. This decrease is primarily attributable to the $0.36 million liability recorded in the nine months ended June 30, 2003 for the open Medicare audit (see Note 5). This decrease is partially offset by the hiring of a pharmacist in March 2004 to develop a best practice clinical methodology and standardize branch office operations. As a percentage of net revenue these costs declined to 13% in the nine months ended June 30, 2004 from 17% in the nine months ended June 30, 2003. In the RTES segment, other operating costs and expenses increased $0.7 million, or 4%, to $17.7 million in the nine months ended June 30, 2004 from $16.9 million in the nine months ended June 30, 2003. Primarily, the increase relates to administrative salaries in select locations to meet certain contract service level requirements as well as increased fuel costs. As a percentage of net revenue these costs decreased to 47% in the nine months ended June 30, 2004 from 48% in the nine months ended June 30, 2003.

Corporate, general and administrative costs increased $0.2 million, or 2%, to $14.4 million in the nine months ended June 30, 2004 from $14.2 million in the nine months ended June 30, 2003. The increase relates primarily to increased managed care marketing personnel and increased professional service costs partially offset by the reversal of the fiscal 2004 corporate bonus accrual. As a percentage of net revenue, corporate, general and administrative costs decreased to 8% in the nine months ended June 30, 2004 from 9% in the nine months ended June 30, 2003.

Provision for doubtful accounts increased $1.9 million, or 201%, to $2.8 million in the nine months ended June 30, 2004 from $0.9 million in the nine months ended June 30, 2003. Cash collections as a percentage of net revenue were 97% for the nine months ended June 30, 2004 and 2003, respectively. The primary factors for management’s decision to increase the provision for doubtful accounts was the lack of demonstrative progress by Georgia Medicaid in resolving the issues with the MHN system and related support systems and the impact that implementation of the HIPAA regulations continue to have on some of the Company’s payors (see “Recent Developments” section above).

Depreciation and amortization decreased $0.4 million, or 12%, to $2.7 million in the nine months ended June 30, 2004 as compared to $3.1 million in the nine months ended June 30, 2003. The decrease was primarily attributable to the Company’s financial system reaching the end of its depreciable life in the fourth quarter of fiscal 2003, which was partially offset by increased capital expenditures during fiscal 2004 in the RTES segment.

Interest expense decreased $0.2 million, or 9%, to $1.7 million in the nine months ended June 30, 2004 from $1.9 million in the nine months ended June 30, 2003. The Company’s average debt outstanding decreased $3.4 million as the Company completed a transaction to repurchase a portion of the Notes in fiscal 2003.

Income tax expense increased $0.4 million, or 19%, to 2.7 million in the nine months ended June 30, 2004 from $2.2 million in the nine months ended June 30, 2003.

Liquidity and Capital Resources

Company Events & Updates

During the nine months ended June 30, 2004, the Company experienced a decrease in cash on hand of $3.9 million. Among the factors contributing to the reduced cash balances were increased cash disbursements for pharmaceutical product purchases, increased home medical equipment purchases, prepayment of annual costs in the renewal of the medical malpractice and workers’ compensation insurance programs and lower than anticipated cash receipts. The factors contributing to the lower than anticipated cash receipts were reduced payments from Georgia Medicaid due to their claims processing problems and reduced payments from other payors due to their HIPAA implementation issues, both of which are detailed under the caption “Home Health Industry Events and Updates” above. Cash flow used in operations was $0.04 million in the nine months ended June 30, 2004 as compared to cash flow provided by operations of $1.5 million in the nine months ended June 30, 2003, primarily driven by the increase in cash taxes paid.

Operations

Cash collections as a percentage of net revenue for the three months ended June 30, 2004 and 2003 were 107% and 99%, respectively. On a sequential basis, cash collections increased to approximately $62.4 million in the three months ended June 30, 2004 from approximately $58.2 million in the three months ended March 31, 2004 (see “Home Health Industry Events and Updates” captioned above).

For the nine months ended June 30, 2004, the Company purchased approximately $3.4 million of medical equipment to service existing and new patients and approximately $0.5 million for the purchases of new computers to compliment the investment made in increased data bandwidth over the Company’s wide area network. The Company anticipates future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. The Company anticipates funding these capital expenditures with cash flow from operations or external financing.

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

During November 2003, the Company began the renewal process of its employee medical benefit plans. Effective January 1, 2004, the Company changed the nature of its medical benefit plan, from a guaranteed minimum premium model to a self insured model. This policy includes aggregate stop loss for claims over 115% of expected paid claims, $0.125 million specific stop loss on large individual claims and tail liability for claims presented up to six months after occurrence. The medical, dental and vision benefits are administered by a third-party carrier. While this change requires the Company to ultimately expose itself to greater risk, the self-insured model’s stop loss, aggregate loss and tail liability features provide sufficient protection such that the Company anticipates that there will be cost savings, as compared to the guaranteed minimum premium model coverage; however, there can be no assurance that the anticipated cost savings will be realized. In addition, the self-insured model carrier’s medical and disease management capabilities along with its pharmacy formulary protocols and wellness care programs should enable the Company to deliver to its employees a more effective and competitive plan. The Company recognizes how significant its medical benefit plan is to the recruiting and retention of clinical and administrative staff and is committed to offering a plan that is fully competitive with those offered by other home care providers.

As a result of operating in the health care industry, the Company’s business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. The Company currently maintains professional and commercial liability insurance intended to cover such claims. As of June 30, 2004, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against the Company during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of the Company’s insurance policy will be adequate.

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

The Company is, from time to time, subject to lawsuits arising in the ordinary course of business some of which may allege damages which would not be covered under its existing insurance policies. There can be no assurance that settlement of these lawsuits will not have a material adverse effect on the Company’s operations and financial results.

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

During the quarter ended June 30, 2004, the Company received a favorable determination from the ALJ regarding the Medicare audit appeal previously discussed. The settlement reached is expected to resolve this matter within the Company’s estimated liability of $0.36 million (see Note 5).

The Company has entered into employment agreements with certain employees of the Company which provide, among other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control of the Company or a failure of the Company to comply with any material terms of the agreements.

The following table represents a schedule of the Company’s contractual obligations and commitments as of June 30, 2004:

Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long-tern debt
Subordinated Notes	$20,350	$—	$—	$20,350	$—
Other notes payable	239	192	47	—	—
Operating leases	14,023	4,431	6,250	1,989	1,353

	$34,612	$4,623	$6,297	$22,339	$1,353

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

Based on a hypothetical immediate 150 basis point increase in interest rates at June 30, 2004 and 2003, the market value of the Company’s Notes would be reduced by approximately $0.9 million and $1.1 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s Notes outstanding at June 30, 2004 and 2003 of approximately $1.0 million and $1.2 million, respectively.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are involved in various pending or threatened legal actions, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Company’s business and allege lawsuits relating to personal injury torts, product liability, and other legal issues. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. The Company currently maintains professional and commercial liability insurance intended to cover such actions and proceedings as discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments. In addition, some of these lawsuits may allege damages which may not be covered under the Company’s existing insurance polices. Based upon information available to date, management believes it has provided adequate reserves if needed for any unfavorable settlement; however, there can be no assurance that the ultimate resolution of such current pending legal proceedings would not have a material adverse effect on the Company’s consolidated financial or liquidity position.

ITEM 5. Other Information

On August 9, 2004, Edward K. Wissing was named Chief Executive Officer following the retirement of Joseph D. Sansone, founder and 15-year veteran of the Company. The Company’s Board of Directors have formed a special search committee to identify a successor to Mr. Wissing who will serve as Chief Executive Officer until a successor is named. During the fourth quarter of fiscal 2004, the Company will be recording a liability of approximately $2.2 million for the severance and related benefit costs, including stock-based compensation expense associated with Mr. Sansone’s Amended & Restated Employment Agreement.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed with this report:

10.2	Amendment No. 1 to the Credit Agreement dated May 12, 2004, by and between the Company and General Electric Capital Corporation.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(b) Reports on Form 8-K

On May 11, 2004, the Company filed a Current Report on Form 8-K, announcing its financial results for the second quarter of fiscal year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

Date: August 12, 2004	By:	/s/ JAMES M. MCNEILL
James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)