Form 10-K
period 2004-09-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2004-12-14
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Common Stock $.01 par value

Common Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2004 based on a closing price of $13.69 per share, was $77,783,732. As of December 7, 2004, the number of shares of the registrant’s Common Stock outstanding was 7,145,521 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on January 19, 2005 is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

PEDIATRIC SERVICES OF AMERICA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2004

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of our company. When used in this Form 10-K, the words “may,” “targets,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. We caution that various factors, including the factors described below and elsewhere in this report, including those set forth in Item 1 under the caption “Risk Factors”, as well as those discussed in our other filings with the Securities and Exchange Commission, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf. The following are among the important factors that could cause actual results to differ materially from the results discussed herein:

•	changes in reimbursement rates or policies;
•	payor relationships;
•	changes in health care regulations, including changes resulting from the recently enacted Medicare Prescription Drug Act of 2003 (“MMA”) and the Health Insurance Portability and Accountability Act (“HIPAA”);
•	the ability to collect for equipment sold or rented;
•	the ability to assimilate and manage previously acquired field operations;
•	the ability to collect accounts receivable for products and services we provide, including receivables related to acquired businesses and receivables under appeal;
•	the ability to comply with and respond to billing requirements issues, including those related to our billing and collection system;
•	reduced state funding levels and nursing hours authorized by Medicaid programs;
•	adverse litigation results;
•	competitive factors;
•	ability to hire and retain qualified health care professionals;
•	the availability and cost of medical malpractice, workers’ compensation and employee medical benefit insurance;
•	changes in industry practices; and
•	general economic condition and industry trends.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our audited consolidated financial statements included in this Annual Report on Form 10-K.

General

We are a leading provider of home health care and related services for medically fragile and chronically ill infants and children. Management believes we are the nation’s largest focused pediatric home health care provider. We provide children’s health care services through a network of over 120 branch offices, including satellite offices and new branch offices, located in 21 states through three reportable segments: (i) Private Duty

Nursing and Prescribed Pediatric Extended Care, or PPEC services, (ii) Specialty Pharmacy and Infusion Therapy Services, and (iii) Respiratory Therapy and Home Medical Equipment and Services, or RTES.

Our products and services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile and chronically ill children. We provide a broad range of pediatric health care services and equipment, including nursing, respiratory therapy, rental and sale of home medical equipment, pharmaceutical services and infusion therapy services. In addition, we provide rehabilitation and therapy services in our PPEC day treatment centers for medically fragile and chronically ill children, well care services and special needs educational services for pediatric patients. We also provide case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other health care providers. As a complement to our pediatric respiratory and infusion therapy services, we also provide respiratory and infusion therapy and related services for adults.

Industry Overview

We estimate that the U.S. market for pediatric home health care exceeds $5 billion. The current market for pediatric home health care products and services is heavily fragmented. This market is typically served by a large number of small entities that operate on a local or regional basis and typically provide a limited range of health care products and services. This market is also served by a small number of national home health care companies that service the pediatric market as part of a broader product and service offering. Because of the high degree of specialization and the broad scope of products and services required for effective treatment of pediatric patients, we believe that there are significant growth opportunities for a national provider offering a broad range of health care products and services focused on the home pediatric patient.

The pediatric home health care market is distinct in a number of respects. Pediatric patients tend to require a higher acuity of care due to their age and the severity of their medical conditions, and consequently they generally have a relatively long length of treatment, often measured in years rather than weeks or months. Pediatric illnesses and conditions include bronchopulmonary dysplasia, digestive and absorptive diseases, congenital heart defects and other cardiovascular disorders, cancer, cerebral palsy, cystic fibrosis, obstructive and restrictive pulmonary disease, endocrinology disorders, hemophilia, orthopedic conditions and post surgical needs. In many instances, pediatric patients have multiple disorders.

Home care for pediatric patients, like home care generally, is often preferred over institutional care by patients and their parents or other care givers, as well as by payors. Patients and parents prefer home care due to the ability to care for the child in a nurturing environment with family involvement. Home care also minimizes the risk of cross-infection, eliminates privacy and safety concerns and permits a more gradual and consequently more event-free transition of care-giving from the health care professional to the family. Payors prefer home care because it is typically more cost effective than institutional care.

Third-party reimbursement for pediatric home care is provided by private health insurance and governmental payors, primarily state Medicaid programs. Because of the special needs of pediatric patients, the acuity of care and the skill levels of the individual nurses or therapists providing the care, the rates charged for pediatric health care services, particularly pediatric nursing services are generally higher than adult rates. In addition, due to the high medical acuity of pediatric patients and the large variations in patient conditions and treatment protocols, pediatric home health care is typically not reimbursed on a capitated basis.

Unlike geriatric home care patients, who typically receive maintenance care, pediatric home care patients are often treated interventionally, using technologically advanced medical equipment such as ventilators, oxygen delivery systems, feeding pumps, nebulizers, sleep apnea monitors and other respiratory equipment. Also, pediatric patients often require home infusion therapy for the delivery of pharmaceuticals, especially for the treatment of hemophilia, cystic fibrosis and endocrinological disorders.

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

Competition

The markets for our health care services are highly competitive and are divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. In addition to competing with other home health care companies focusing on providing products and services to pediatric patients, we compete with several large national home health care companies that, while not focusing primarily on the pediatric patient, provide pediatric home health care services as part of a broader service offering. Certain of our competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than we have and may, in certain locations, possess licenses or certificates that permit them to provide services that we cannot currently provide.

In addition to our traditional competitors, other types of health care providers, including hospitals, physician groups and other home health agencies, have entered, and may continue to enter, our business. Among the barriers to entry that may exist in the home health industry are the requirements to acquire certificates of need, pharmacy licenses, respiratory licenses, clinical accreditations, managed care contracts, clinical reputation, established local market relationships with physicians and discharge planners, and patient referrals.

There can be no assurance that we will not encounter increased competition in the future that could limit our ability to maintain or increase our business and adversely affect our operating results.

Business Strategy

We provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile and chronically ill children. We obtain patient referrals primarily based on quality of care and service, reputation with referring health care professionals, ability to develop and maintain contacts with referral sources and price of services. We believe that our specialization in pediatric home health care, as well as our coordinated care approach to home health care services, broadens our appeal to local health care professionals and to managed care organizations. We believe executing the following strategies will allow us to be the provider of choice in the markets we serve:

Focus on Pediatric Services.    Pediatric health care services are generally recognized as a distinct specialty within the health care industry. We have significant experience and expertise in children’s health care, particularly with respect to medically fragile children and chronically ill infants and children who are dependent on sophisticated medical technology and nursing care. We believe that our pediatric focus and expertise differentiates us from other providers in that we are able to address a wide array of disease states and conditions. This capability appeals to state Medicaid programs focused on serving target populations as well as national managed care providers with diverse geographical needs. Demonstration of these synergies is the basis for the “pediatric premium” we attempt to negotiate into our pricing and future expansion of our care continuum from patient discharge through private duty nursing and PPEC services where available.

Provide High Quality, Cost-Effective Care.    We emphasize quality throughout our organization with respect to the provision of services and the hiring and training of clinical personnel. Moreover, we believe that our ability to coordinate and deliver a wide range of services within our core competencies in a non-institutional setting, and our experience and expertise in caring for medically fragile and chronically ill infants and children, result in superior and cost-effective medical outcomes as demonstrated through our quality assurance and compliance programs.

Add Complementary Products and Services in Existing Markets.    In a majority of our markets, we provide only one or two of our three core product and service offerings. We seek to add complementary core products and services in certain existing markets with favorable demographics, licensure requirements and reimbursement opportunities. We believe that this will enable us to achieve the degree of density necessary to leverage our capabilities and impact payors and referral sources to maximize our profit and growth potential. Based upon experience in markets where we have more than one of our core products and services, we believe that significant competitive advantages may be realized, resulting in expanded market share and improved overall operating margins in these markets.

Increased Managed Care Penetration.    We continue to pursue a managed care marketing strategy which focuses on select markets with unfulfilled market share potential. Our regional managed care sales personnel work directly with branch office directors to increase local market share. Initiatives include:

•	identification of the dominant local market managed care companies and their provider networks;
•	coordination of marketing and contracting efforts;
•	development and expansion of relationships with key referral sources;
•	evaluation and qualification of patient intakes;
•	and effective coordination with local market Medicaid programs.

Funding of these initiatives will be prioritized using our sources of liquidity articulated under the “Liquidity and Capital Resources” sub-section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Products, Services and Operations

Products and Services

We provide a broad range of healthcare services and products principally for children and, to a lesser extent, young adults and geriatric patients. We define pediatric as age eighteen and younger with the remainder defined as adult. Some of the patients who began service with us as children and reached the age of eighteen will subsequently be classified as an adult. The following table summarizes both products and services based upon estimated percentages of net billings of each major category for the periods indicated.

	Year Ended September 30,
	2004	2003	2002
	% Total	% Total	% Total
Pediatric Home Health Care
Nursing and PPEC	40.8%	43.1%	45.3%
Respiratory Therapy Equipment and Services	8.2%	8.4%	9.1%
Pharmacy	29.1%	25.7%	23.5%

Total Pediatric Home Health Care	78.1%	77.2%	77.9%

Adult Home Health Care
Nursing	4.6%	5.0%	5.8%
Respiratory Therapy Equipment and Services	8.9%	9.7%	9.8%
Pharmacy	8.4%	8.1%	6.5%

Total Adult Home Health Care	21.9%	22.8%	22.1%

Total	100.0%	100.0%	100.0%

Pediatric Health Care Services

Pediatric Nursing Services.    Our pediatric nursing services consist primarily of private duty home nursing care for pediatric patients with illnesses and conditions such as bronchopulmonary dysplasia, digestive and absorptive diseases, congenital heart defects and other cardiovascular disorders, cancer, cerebral palsy, cystic fibrosis, obstructive and restrictive pulmonary disease (e.g., bronchitis and asthma), endocrinology disorders, hemophilia, orthopedic conditions and post surgical needs. Pediatric home nursing care typically begins upon the patient’s discharge from the hospital. Under a prescription or care plan developed by the patient’s physician, our nurses and therapists monitor the condition of the child, administer medications and treatment regimens, provide enteral and other forms of tube feeding, monitor and maintain ventilators, oxygen and other home medical equipment, monitor and administer pain management, provide daily care, including baths, hygiene and skin care, conduct physical and other forms of prescribed therapy, and coordinate other forms of medical care necessary for the child.

Home nursing care is often provided up to 24 hours per day for extended periods of time. We estimate that our pediatric patients require private duty nursing care for an average of eight months with length of daily care averaging approximately ten hours. Our nurses emphasize education of the caregivers of the child to maximize the independence of the child and the family. Through this educational process, the length of daily private duty care can be modified as the child’s condition improves or stabilizes and the parents or caregivers assume a more active role in the care of the child. Depending on the condition of the child and the orders of the attending physician, we may continue to provide nursing visits, respiratory therapy and other medical equipment and pharmaceutical services after we discontinue private duty nursing care.

We have approximately 3,100 registered or licensed pediatric nurses on our active nursing registries. Due to the special needs and acuity of care of pediatric patients, generally, we require that our nurses have training with pediatric patients. Most of our nurses have expanded pediatric experience, such as NICU, PICU or equivalent experience.

Prior to the discharge of a medically fragile child from the hospital, referral sources generally make arrangements for nursing services before making arrangements for other health care services such as equipment or infusion. Consequently, a high quality and well-trained nursing service can help market our other pediatric product lines and services based on patient needs.

Prescribed Pediatric Extended Care (“PPEC”).    Our PPEC centers provide, among other services, daily medical care and physical, occupational and other forms of therapy for medically fragile and chronically ill children. The children receive nursing supervision and/or physical, occupational and other therapies in a setting that allows for socialization and education of the children. The children generally spend between 20 to 40 hours per week at the center according to their individual plan of treatment. We currently operate 9 PPEC centers in Florida, Georgia and North Carolina.

Pediatric Respiratory Therapy, Equipment and Services (“RTES”).    We provide respiratory therapy equipment services to pediatric patients in the home. The services include: (i) the rental, sale, delivery and setup in accordance with physician prescriptions of equipment, such as ventilators, oxygen concentrators, liquid oxygen systems, high pressure oxygen cylinders, apnea monitors and nebulizers, (ii) periodic evaluation and maintenance of the equipment and (iii) delivery and setup of disposable supplies necessary for the operation of the equipment. Our branch offices provide rental of home medical equipment as well as mail order programs for the provision of a broad range of home health care supplies. We provide these services to patients with a variety of conditions, including obstructive and restrictive pulmonary diseases, neurologically related respiratory problems, cystic fibrosis, congenital heart defects and cancer. We utilize skilled registered respiratory therapists, certified respiratory therapy technicians, and other qualified health professionals to provide these services. We also provide training to patients and their families in equipment use and service through emergency on-call technicians. In addition, we provide rental, sale and service of home medical equipment and respiratory therapy services to adult and pediatric patients with a focus on high-tech products including ventilators, oxygen concentrators, liquid oxygen systems, continuous positive airway pressure devices (“CPAP”), bi-level respiratory assist devices (“Bi-PAP”), and oximetry and apnea monitors. These services are provided to patients upon their discharge from the hospital as well as after our nursing services are no longer required.

Specialty Pharmacy and Infusion Therapy Services (“Pharmacy”).    We provide pharmaceutical products and services for our patients in the home or physician’s office. Pharmacy services include clinical drug management, patient counseling, compliance monitoring, side effect management, educational information and reimbursement services for complex drug regimens. Specialty pharmacy provides self-injectable biotech medications for chronic diseases while infusion therapy involves the intravenous administration of nutrients, antibiotics and other medications. The number of therapies that can be administered safely in the home has increased significantly in recent years because of technological innovations in infusion equipment and advances in drug therapy. Consequently, a broad range of drug therapies are now considered safe and effective for treatment in the home. These in-home therapies reduce the need for emergency room visits, decrease the number of days patients stay in the hospital and are generally preferred by patients, their families and caregivers, as well as referring physicians and payors.

We provide a range of pharmacy and infusion therapies, including hemophilia therapy, antibiotic and other anti-infective therapies, total parenteral nutrition therapy, pain management therapy, growth hormone therapy, immunomodular therapy and chemotherapy. We also provide specialty infusion therapies intended to meet the needs of patients with a variety of serious infections such as osteomyelitis, bacterial endocarditis, cellulitis, septic arthritis, wound infections, recurrent infections associated with the kidney and urinary tract, and AIDS. In addition, we provide drug therapies to terminally or chronically ill patients suffering from acute or chronic pain, patients with impaired or altered digestive tracts due to gastrointestinal illness, patients suffering from various types of cancer, patients requiring treatment for congestive heart failure and patients with chronic conditions such as hemophilia, cystic fibrosis, juvenile rheumatoid arthritis, multiple sclerosis, and endocrinology disorders. Our specialty infusion therapy services are provided by our staff of licensed pharmacists and administered by our nursing staff. We currently support the home infusion therapy market through our pharmacy locations.

We also operate a mail order medication service that provides physician prescribed unit dose medications to respiratory therapy patients. We offer our patients medication in a premixed unit dose form as well as professional clinical support and claims processing. We employ licensed pharmacists to assist with our unit dose medication services business.

Young Adult and Geriatric Health Care Services

We generally offer young adult patients health care equipment and pharmacy services similar to those provided to pediatric patients. Our young adult patients are generally being treated for disorders such as muscular dystrophy, cystic fibrosis, hemophilia, cardiovascular disorders and cancer, as well as serious disabilities from accidents and other forms of trauma involving spinal cord or other injuries. Few of these patients require private duty nursing services. Frequently, our young adult patients receive home care as a continuation of a pediatric home care treatment regimen.

Our geriatric home care patients generally require the lowest acuity of care and have shorter periods of service and shorter periods of daily care than either our pediatric or young adult patients. Few of these patients receive private duty nursing services. Most of these patients receive maintenance care for end-of-life conditions such as emphysema or other pulmonary disorders, cardiac diseases and renal diseases. Services are provided during short home visits by respiratory therapists or technicians. Although some of our geriatric home care patients receive higher acuity intervention care, these services are more likely to be provided in an institutional setting.

Operations

Recruiting, Training and Retention of Professional Staff

Our pediatric services are generally provided by skilled pediatric nurses and skilled respiratory therapists. Nurses typically have pediatric, NICU, PICU or equivalent experience, a nursing license and current CPR certification. Each nurse must pass a written pediatric competency and medication exam and provide employment references. Therapists generally have a minimum of one year prior experience and current CPR certification, and must provide employment references as well. Under our pediatric nursing training program, nurses are required to attend an orientation program where they are trained in aspects of home health care, such as equipment use, that differ from institutionally provided health care. If qualified, nurses receive additional training in the use of ventilators and other home respiratory equipment. We require our nurses to attend continuing education sessions on safety and techniques in home health care. Further, to assist in the retention of qualified personnel, we offer our nurses periodic continuing education courses and professional seminars on various topics in home health care. As of September 30, 2004, we had approximately 3,200 licensed or credentialed nurses, therapists, and pharmacists on our staff and active registries.

To provide a qualified, reliable nursing and therapy services staff, we continuously recruit registered nurses, licensed practical nurses, respiratory therapists, licensed pharmacists, home health aids and technical specialists, and offer training and other programs to encourage retention of these professionals. We recruit primarily through internet websites, advertising, employment fairs, direct mail and employee referral programs that use rewards and other benefit programs to encourage new employee referrals by existing employees. The health care industry in total and the home health industry more acutely, have been experiencing difficulties in recruiting qualified nurses due primarily to career shortages and lack of enrollment in nurse training programs. As a result, we have eight nurse recruiting specialists on staff that provide support services to local nurse recruiting efforts to maximize their effectiveness. Furthermore, current indications suggest that the supply of licensed qualified nurses will continue to decline in the foreseeable future.

Quality Assurance

We have an established quality assurance program for the implementation and monitoring of service standards. Our quality assurance program includes audits, surveys, assessments and evaluations as well as other measures designed to ensure compliance with the documentation and operating procedures required by federal, state and local law, as well as our internal standards. Our Compliance Officer oversees the results of these quality assurance audits and implements changes where necessary.

We and all of our branch offices are fully accredited by the Community Health Accreditation Program or CHAP. CHAP is a national leader in the accreditation of community-based organizations, has a keen understanding of the home health industry and is a recognized accreditation body by payors. CHAP offers “real world” based survey processes, standards, and expectations. CHAP is an independent subsidiary of the National League for Nursing.

Case Administration

Prior to providing services to a patient, we coordinate with the patient’s physicians, third-party payors, case managers and other referral sources. To provide better quality services, we have developed and implemented case management and clinical coordination functions.

Case Management.    We employ case managers to ensure the cost-effective delivery of high quality care to many of our highest acuity patients covered by commercial insurance. We assign a case manager to review the patient’s insurance status to determine coverage and relevant reimbursement criteria. The case manager contacts the relevant third-party payors to negotiate the services that will be covered and the applicable rates. The case manager then communicates with our billing and collection department to assist in accurate billing. The case manager also assists in resolving disputes that may arise between us and third-party payors.

Clinical Coordination.    We assign a clinical coordinator to higher acuity patients, typically before the patient is discharged from the hospital. The clinical coordinator works with the physician, case manager or other referral source to arrange all home health care services needed by the patient.

Sales and Marketing

We obtain patient referrals primarily from case managers, neonatologists, pediatricians, pulmonologists, internists and other physicians, hospital discharge planners, community-based health care institutions and social service agencies. We market our services to these referral sources through our managed care marketing personnel, sales and marketing personnel, branch office personnel and various media formats. The branch office directors coordinate the various sales and marketing activities at the branch office level. Branch office directors generally have a clinical background as registered nurses and/or therapists and, as such, they are able to describe and promote our services to referral sources. The branch office directors attempt to cultivate relationships with their local referral sources through quality service, personal contacts and education about the appropriate role and benefits of our services in the treatment of patients.

We also promote referrals by seeking to arrange preferred provider contracts with managed care companies. We have established preferred provider arrangements that are both national and regional in scope. The contracts typically designate us as a preferred provider of certain services in select areas but do not establish an exclusive relationship. The preferred provider contracts typically set forth a range of services that we may provide and the applicable rates for such services. The contracts also specify required billing and claims procedures, record maintenance policies and other requirements. We have not entered into any contracts with health maintenance organizations or other third-party payors that require services to be rendered on a risk sharing or capitated basis.

We believe that CHAP accreditation of our offices is an important factor in our sales and marketing efforts. We also believe that our focus on pediatric health care services, combined with management’s experience in rendering these services, provide us with a significant sales and marketing advantage.

Billing and Collection

We derive substantially all of our net revenue from commercial third-party and selected private payors, Medicare and Medicaid. The current reimbursement environment is complex, involving multiple payors with differing coverage and reimbursement policies. Management of accounts receivable, through effective billing, collection and reimbursement procedures, is critical to the financial success of health care service providers due to lengthy reimbursement periods. Any significant delay in reimbursement could have a material adverse effect on our financial condition. Our corporate reimbursement specialists work closely with the branch offices and the payors. Each specialist is responsible for ensuring the adequacy of the documentation, submitting the documentation and claims to third-party payors and expediting payment.

Branch Office Network

We currently provide our health care services through a network of over 120 branch offices, including satellite offices and new branch offices, located in 21 states. We seek to address local market needs through our branch office network. Each branch office conducts local marketing efforts, recruits personnel and coordinates patient care. We believe that the business of providing health care services is local in nature and is most effective if each branch office is proactive and/or reactive to and meets the needs of the local community. While allowing our branch office managers sufficient autonomy to address local needs, we provide our branch office managers support and direction from the Corporate office including, training, comprehensive policies and procedures and standardized operating systems. In addition, our local market staff routinely collaborates with the appropriate community and regulatory authorities on our behalf and that of our patients. For financial reporting purposes, our branch offices are aggregated into three reportable segments based on their predominant line of net revenue in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Corporate Compliance Program

Our corporate compliance program continues to focus its efforts in the areas of fraud and abuse, auditing and monitoring of regulatory compliance, training of our employees and providing support and guidance for employees as they strive to comply with the rules, regulations and policies governing or applying to us and our operations. The Compliance Officer reports directly to our Board of Directors. The Compliance Department has conducted audits in the areas of billing, payroll, and medical documentation at selected branch offices throughout our company. The Compliance Department has been active in establishing several training programs relating to proper documentation, and has provided in-service training regarding corporate compliance to substantially all employees. The Compliance Department has also been instrumental in the development and implementation of our compliance efforts at the branch office level. In addition, we have established a toll-free Compliance Hotline to assist in our commitment to ethical conduct throughout our company. The telephone number is (800) 408-4442. All employees, vendors, contractors and agents are encouraged to use this confidential means of communication to report any compliance issues.

Investor Relations

We maintain an Investor Relations Department that seeks to facilitate effective communication between us and our shareholders within the limitations of applicable regulations. We also engage an outside investor relations firm to assist in raising our visibility to the investing public, including institutional investors and brokerage firms. The Investor Relations Department is also charged with the implementation of our corporate governance guidelines as they relate to the investing public.

Management Information Systems

Our business depends in part upon our ability to input, store, retrieve, process and manage billing and collection information for each patient. Our internally developed “Encore” system provides substantially all of our locations with immediate access to patient, contract, and payor information and supports substantially all necessary billing, cash posting, and collection services. We continue to make improvements in billing functionality to comply with payor contract requirements. We plan to continue extending electronic billing and funds transfer capabilities to more payors. We continue to invest in upgrades to our technical infrastructure to maximize information system reliability, data integrity and disaster recoverability. There can be no assurance that our information systems will continue to perform as expected, or that further development will not be required. Failure of our management information systems to perform as expected could have a material adverse effect on our business, financial condition and results of operations.

Internal Audit

We maintain an internal audit function that reports directly to the Audit Committee of the Board of Directors. The primary role of the internal audit function is to execute the branch office audit program, designed and approved by the Audit Committee. Ongoing risk assessments are performed to indicate which branch offices are to be selected for transaction and process control tests.

Our internal audit department is also leading our Sarbanes-Oxley Section 404 compliance project. We are required to comply with Sarbanes-Oxley Section 404 as of September 30, 2005. We have retained consultants to assist in the documentation and testing of our internal controls and procedures.

Reimbursement

We focus our health care marketing efforts on patients with private insurance and governmental payors. Due to the nature of our business, many of our patients rely on Medicare and Medicaid for health coverage.

The following are the estimated percentages of our net revenue from operations attributable to reimbursement from various payors for the health care services we currently provide, for the periods presented:

	Year Ended September 30,
Payor	2004	2003
Commercial Insurance and Other Private Payors	53%	52%
Medicaid and Other State Programs	40%	40%
Medicare and Other Federal Programs	7%	8%

Total	100%	100%

During the past decade, federal and state governments and private payors have taken extensive steps intended to contain or reduce the costs of health care. These steps have included, among others, reduced reimbursement rates, changes in and reduction of services covered, increased prospective, concurrent and retrospective utilization review of services, negotiated prospective or discounted contract pricing and adoption of a competitive bid approach to service contracts. Cost containment efforts are expected to continue in the future. Home health care, which is usually less costly than hospital-based care, generally has benefited from certain of these cost containment efforts. As expenditures on home health care services have grown, however, initiatives aimed at reducing the cost of health care delivery in non-institutional settings have increased. Many state Medicaid programs, in an effort to contain the cost of health care and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Likewise, the federal government, through legislation and regulation, has acted repeatedly to limit expenditures for health care, including home health services, respiratory and home medical equipment. See “Management Discussion and Analysis of Financial Condition and Results of Operations.” A significant change in coverage or a reduction in payment rates for the types of services we provide could have a material adverse effect upon our business.

Laws and Regulations

General.    Our business is subject to extensive and frequently changing state and federal regulation. State laws regulate several aspects of our business, including home health, durable medical equipment (“DME”), oxygen services, and home infusion therapy services (including certificates of need and licensure requirements in certain states) and dispensing, distributing and compounding of prescription products. We also are subject to certain state laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a financial relationship exists between a referring person or entity and the entity providing the service. Federal laws governing our activities include regulation of pharmacy operations and regulation under the Medicare and Medicaid programs relating to, among other things, certification of home health agencies and reimbursement. Federal fraud and abuse laws prohibit or restrict, among other things, the payment of remuneration to parties in a position to influence or cause the referral of patients or business, as well as the filing of false claims.

Changes in or new interpretations of these laws could have an adverse effect on our methods and costs of doing business. Further, failure by us to comply with such laws could adversely affect our ability to continue to provide, or receive reimbursement for, our equipment and services, and also could subject the Company and our officers and employees to civil and criminal penalties. There can be no assurance that we will not encounter regulatory impediments that could adversely affect our ability to open new branch offices or to expand the services currently provided at our existing branch offices.

Medicare and Medicaid Regulations.    As a provider of services under the Medicare and Medicaid programs (the “Programs”), we are subject to federal and state laws and regulations governing reimbursement procedures and practices. These laws include the Medicare and Medicaid fraud and abuse statutes and regulations which, among other provisions, prohibit the payment or receipt of any form of remuneration in return for referring business or patients to providers for which payments are made by a governmental health care program. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Programs and imprisonment. In addition, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) expanded the Government’s fraud and abuse enforcement powers. Among other provisions, HIPAA expands the Government’s authority to prosecute fraud and abuse beyond Medicare and Medicaid to all payors; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five (5) years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted. These laws also include a prohibition on referrals contained in the Omnibus Budget Reconciliation Act of 1989 (“Stark I”), which prohibits referrals by physicians to clinical laboratories where the physician has a financial interest, and further prohibitions contained in the Omnibus Budget Reconciliation Act of 1993 (“Stark II”), which prohibits such referrals for a more extensive range of services, including home health and durable medical equipment. Various federal and state laws impose civil and criminal penalties against participants in the Programs who make false claims for payment for services or otherwise engage in false billing practices.

Many state laws prohibit the payment or receipt or the offer of anything of value in return for, or to induce, a referral for health care goods or services. In addition, there are several other statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these state laws vary from state to state, are often vague and have sometimes been interpreted inconsistently by courts and regulatory agencies. Private insurers and various state enforcement agencies have also increased their scrutiny of health care providers’ practices and claims, particularly in the home health and home medical equipment sectors.

In recent years, enforcement of federal fraud and abuse laws, as well as regulatory scrutiny in general, has increasingly focused on the home health care industry. For example, the government has implemented Operation Restore Trust, a federal investigative initiative focused on home health, home medical equipment and skilled nursing facility providers. Operation Restore Trust is now operational in every state, and millions of dollars in funds fraudulently obtained by providers have been recovered. The Government also has implemented “wedge” audits, which involve a review of a small sample of patient records to identify non-compliance and project an error rate for all claims in a discrete period. Periodic and random audits by intermediaries or by state Medicaid agencies may result in delays in receipt or adjustments to the amounts of reimbursement received under the Medicare, Medicaid or Medicaid Waiver Programs.

There can be no assurance that we will not become the subject of a regulatory or other investigation or proceeding or that our interpretations of applicable health care laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to us, diversion of management’s time and attention, and could have a materially adverse effect on our company.

For a discussion of the impact of recent changes to Medicare and Medicaid regulations please refer to Recent Developments under Item 7 -Management’s Discussion and Analysis of Financial Condition and Results and Operations.

Regulation of Certain Transactions.    The Social Security Act, as amended by HIPAA, provides for the mandatory exclusion of providers and related persons from participation in the Programs if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Programs or relating to neglect or abuse of patients. Further, individuals or entities may be, but are not required to be, excluded from the Programs in circumstances including, but not limited to, convictions relating to fraud; obstruction of an investigation of a controlled substance; license revocation or suspension; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Programs, against whom a civil monetary penalty related to the Programs has been assessed, or who has been convicted of a crime described in this section. The illegal remuneration provisions of the Social Security Act make it a felony to solicit, receive, offer to pay, or pay any kickback, bribe, or rebate in return for referring a patient for any item or service, or in return for purchasing, leasing or ordering any good, service or item, for which payment may be made under the Programs. Other provisions in HIPAA proscribe false statements in billing and in meeting reporting requirements and in representations made with respect to the conditions or operations of providers. A violation of the illegal remuneration statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five (5) years and/or a fine of up to $25,000. Further, a civil action to exclude a provider from participation in the Programs could occur. There are also other civil and criminal statutes applicable to the industry, such as those governing false billings and the new health care/services offenses contained in HIPAA, including health care/services fraud, theft or embezzlement, false statements and obstruction of criminal investigation of offenses. The first criminal conviction and sentencing for a violation of the HIPAA privacy rules occurred in November 2004. Criminal sanctions for these new health care criminal offenses can be severe, including imprisonment for up to twenty (20) years.

Legal Compliance.    We maintain a compliance program designed to minimize the likelihood that we would engage in conduct or enter into contracts in violation of the fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved by the managed care and/or legal departments. We also maintain various educational programs designed to keep our managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of our policy of strict compliance in this area. We have established a toll-free Compliance Hotline to assist in our commitment to ethical conduct throughout our company. While we believe our operations comply with applicable laws and regulations, we, however, cannot provide any assurance that further administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a materially adverse effect on our business.

Medicare Certification.    Federal regulations governing the Medicare program are also applicable to our company. Regulations for Medicare reimbursement include an annual review of health care operations and personnel and provide criteria for coverage and reimbursement. We are Medicare certified to provide nursing services in thirteen (13) states, as required.

Permits and Licensure.    Many states require licensure of companies providing pharmacy services, home health care services, home infusion therapy products and services and other products and services of the type offered by our company. We are currently licensed as a home health agency in twelve (12) states, a home care agency in five (5) states and a pharmacy in nine (9) states. We also provide unit dose medications by mail order to various states.

Certificates of Need.    A number of states require companies providing home health care services, home infusion therapy and other services of the type offered by us to have a certificate of need issued by the state’s health planning agency. Certificates of need are often difficult to obtain and in many instances are not obtainable at all (because an area is determined to be adequately served by existing providers or for other reasons). If we commence operations in a state, or expand our operations in a state where we are currently operating, and those operations require a certificate of need, we will be required to obtain such certificates of need with respect to those operations. We currently have certificates of need in five (5) states. There can be no assurance that we will be able to obtain other required certificates of need and, if so required, we will incur expenses in connection with attempting to obtain such certificates of need.

HIPAA.    HIPAA’s administrative simplification rules mandate that all health care providers, payors and clearinghouses (collectively, “Covered Entities”), enact measures to protect personally identifiable health information (the “Privacy Rules”), use standard electronic transaction and code sets (the “Electronic Transactions Rules”) and ensure the electronic security of health information (the “Security Rules”). Multiple sets of regulations, each with its own compliance date, have been issued to clarify and implement the different sets of rules.

The compliance dates for the Privacy Rules and the Electronic Transactions Rules have already been reached. The compliance date for the Electronic Transactions Rules, which mandate that Covered Entities, including our company, transmit claims and certain related healthcare information in standardized formats and data sets, was October 16, 2003. We were materially compliant by that date. The compliance date for the Security Rules is April 21, 2005 and we expect to be materially compliant with the rules by that date.

The full effect of HIPAA’s rules is not yet known, in part because compliance with the Security Rules is not mandated until April 21, 2005, and also because further amendment of the regulations is likely. We have formed a committee to coordinate the implementation of the HIPAA regulations, have appointed a privacy officer and a security officer, and have established a timeline for full implementation of the guidelines by the mandated compliance deadlines. Nevertheless, there can be no assurance that these and other changes will not materially and adversely affect our business and financial condition.

Employees

As of September 30, 2004, our health care and related services operations employed, or had on registry, approximately 3,200 licensed or credentialed nurses, therapists and pharmacists, and approximately 1,100 full-time employees and 200 part-time employees. We believe that our relationship with our employees is good.

Environmental Matters

Medical facilities are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations, such as air and water quality control requirements, waste management requirements and requirements for training employees in the proper handling and management of hazardous materials and wastes. Our typical branch office facility operations include, but are not limited to, the handling, use, storage, transportation, disposal and/or discharge of hazardous, toxic, infectious, flammable and other hazardous materials, waste, pollutants or contaminants. These activities may result in injury to individuals or damage to property or the environment and may result in legal liability damages, injunctions, fines, penalties or other governmental agency actions. We are not aware of any pending or threatened claim, investigation or enforcement action regarding environmental issues, which, if determined adversely to us, would have a material adverse effect upon our capital expenditures, earnings, or competitive position.

RISK FACTORS

You should carefully consider the following risk factors, as well as other information contained in or incorporated by reference in this Annual Report on Form 10-K. The risks and uncertainties described below are those that we currently believe may materially affect our company. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect our company in the future. If any of the risks discussed below actually occur, our business, financial condition, operating results, or cash flows could be materially adversely affected.

Risks Related to our Business

Changes in reimbursement rates or policies, including legislative and regulatory actions, may have a material adverse effect on our revenues or profitability.

The profitability of our business depends on payment and reimbursement from governmental and non-governmental third-party payors. Federal and state governments as well as commercial third-party and selected private payors have taken and continue to take extensive steps intended to contain or reduce the costs of health care. These steps have included, among others, reductions in reimbursement rates, changes in services covered, increased utilization review of services, negotiated prospective or discounted contract pricing and adoption of a competitive bid approach to service contracts. Cost containment efforts are expected to continue in the future. We cannot assure you that payments under state or federal governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Although home health care, which is generally less costly than hospital-based care, has benefited from many of these cost containment efforts, as expenditures in the home health care market continue to grow, governmental and private payor initiatives aimed at reducing the cost of health care delivery at non-hospital sites are increasing. Many state Medicaid programs, in an effort to contain the cost of health care and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Initiatives have been implemented in the past and such initiatives are expected to continue in the future. There can be no assurance that these initiatives will not materially and adversely affect our revenues from these sources and, consequently, our results of operations. In addition, we cannot assure you that the services that we provide and the facilities that we operate will meet or continue to meet the requirements for participation in these programs.

Our business may suffer if we lose relationships with payors.

We are highly dependent on reimbursement from non-governmental payors. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. The loss of a payor relationship or an adverse change in the financial condition of a payor could result in the loss of a significant number of patients and/or the write-off of accounts receivables, which could have a material adverse effect on our business, financial condition and results of operations.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 and its related regulations may reduce amounts reimbursable for our products.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Federal and state laws that protect the privacy of patient health information, such as HIPAA, may increase our costs, result in delays in reimbursement and limit our ability to collect and use that information.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

We may not be able to collect reimbursements for our products and services from third-party payors in a timely manner.

We are responsible for submitting reimbursement requests to third-party payors and collecting the reimbursements, and assume the financial risks relating to uncollectible and delayed reimbursements. In the current health care environment, we may experience difficulties in collecting reimbursements because third-party payors may seek to reduce, by appeal or otherwise, or delay reimbursements to which we are entitled for products and services that we have provided. Our business may be characterized by delays in reimbursement from when we provide products and services to when we receive the reimbursement or payment for these products and services. This timing delay may cause working capital shortages from time to time. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operation and liquidity. We cannot assure you that trends in the industry will not further extend the collection period and adversely impact our working capital or that our working capital management procedures will successfully mitigate this risk.

Our business is subject to reimbursement risks due to difficulties in the implementation of the Georgia Medicaid Multi Health Network system.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Our business is highly regulated — extensive or frequent changes in regulations could adversely affect our business.

Our business is subject to extensive and frequently changing state and federal regulation. We are required to comply with complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing for services;

•	relationships with physicians and other federal sources;

•	adequacy and medical necessity of medical care;

•	adequacy of documentation of services provided;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and medical records;

•	licensure;

•	operating policies and procedures;

•	addition of facilities and services (including certificates of need); and

•	pharmacy operations.

New laws and regulations are enacted from time to time to regulate new and existing services and products in the home health care industry. Because many of these laws and regulations are relatively new and are complex, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. Changes in the law or new interpretations of existing laws also could have an adverse effect on our methods and costs of doing business.

Failure to comply with applicable regulations will subject us to fines, penalties or expulsion from participation in government programs.

As part of the extensive federal and state regulation of our business, we are subject to audits, examinations and investigations by or at the direction of governmental investigatory and oversight agencies. Failure by us to comply with applicable laws and regulations could adversely affect our ability to continue to provide, or receive reimbursement for, our products and services and also could subject us and our officers to civil and criminal penalties. Such investigations and suits could result in significant financial sanctions or exclusion from participation in Medicare, Medicaid and other federal and state health care programs. Recently, enforcement of federal fraud and abuse laws, and regulatory scrutiny generally, have increasingly focused on the home health care industry. There can be no assurance that we will not become the subject of a regulatory or other investigation or proceeding or that we will not encounter regulatory impediments that could adversely affect our ability to open new branch offices and to expand the services currently provided at our existing branch offices. There can be no assurance that current or future government regulation will not have an adverse effect upon our business.

We are highly dependent on our relationship with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or grow our revenues.

A substantial majority of our product for our Pharmacy segment is purchased from a few biopharmaceutical suppliers. Any termination or adverse adjustment to any of these relationships could have a material adverse effect on a significant portion of our business, financial condition and results of operations.

Our business could be harmed if the supply of any of the products that we distribute becomes scarce.

The biopharmaceutical industry is susceptible to product shortages. The availability of some of the products that we distribute, such as hemophilia factor and growth hormone, have been constrained from time to time. There was also an industry wide recombinant factor VIII product shortage that existed for some time, as a result of the manufacturers being unable to increase production to meet rising global demand. If these products, or any of the other drugs that we distribute, are in short supply for long periods of time, our business could be harmed.

We depend on the efforts of health care professionals, the loss of whose services could adversely affect our business.

We are highly dependent upon our staff of professional nurses, respiratory therapists and pharmacists. Competition for health care professionals who possess the skills, experience and licenses necessary to meet the requirements of our patients is strong, and salaries and benefit costs relating to these professionals have risen. The loss of key personnel or the inability to attract, retain or motivate sufficient numbers of qualified health care professionals could adversely affect our business. Future changes to the supply and demand for certain health care professionals could have a material adverse effect on our profitability and on our ability to maintain or increase our patient base at certain or all of our branch offices. An inability to continue to increase the number of professionals we recruit would adversely affect our potential for growth. The cost of attracting health care professionals and providing them with attractive benefit packages may be higher than anticipated and, as a result, our profitability could decline. Moreover, if we are unable to attract and retain these professionals, the quality of our services may decline and, as a result, we could lose patients.

We rely on a few key executives and other employees whose absence or loss could adversely affect our business.

We depend on a few key executives, and the loss of their services could materially adversely affect our company. We do not maintain “key person” life insurance policies on any of those executives. We must be able to attract and retain other qualified, essential employees for our technical, operating and professional staff. If we are unable to attract and retain these essential employees, our business could be harmed.

We participate in a highly competitive market and competitive pressures may result in a decrease in our revenues and profitability.

The markets for our health care services are highly competitive and are divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. In addition to competing with other home health care companies focusing on providing services to pediatric patients, we compete with several large national home health care companies that, while not focusing primarily on the pediatric patient, provide pediatric home health care services as part of a broader service offering. Certain of our competitors and potential competitors have significantly greater financial, technical and marketing/sales resources than we have and may, in certain locations, possess licenses or certificates that permit them to provide services that we cannot currently provide. The competitors also may undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and clients. Increased competition in the future from existing competitors or new entrants may limit our ability to maintain or increase our market share. There can be no assurance that we will not encounter increased competition in the future that could limit our ability to maintain or increase our business and could adversely affect our operating results.

Our business involves a major risk of lawsuits for product and malpractice liability, which our insurance may not be adequate to cover, that could increase the risk of our business.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Our business involves a major risk of workers’ compensation claims and losses, which our insurance may not be adequate to cover, that could increase the risk of our business.

As a result of operating in the home health care industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging employee accidents which are likely to occur in a patient’s home. As such, these incidents are typically un-witnessed and require proactive adjustment strategies to minimize expected losses and mitigate exposure to fraudulent claims. See “Recent Developments” below.

Our potential inability to react effectively to changes in the health care industry could adversely affect our operating results.

In recent years, the health care industry has undergone significant change driven by various efforts to reduce costs, including efforts at national health care reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of health care distribution companies and collective purchasing arrangements by office-based health care practitioners. The impact of third-party pricing pressures and low barriers to entry has dramatically reduced profit margins for health care providers. Continued growth in managed care and capitated plans has pressured health care providers to find ways of becoming more cost competitive. This has also led to consolidation of health care providers in our market areas. Our inability to react effectively to these and other changes in the health care industry could adversely affect our operating results. We cannot predict whether any health care reform efforts will be enacted and what effect any such reforms may have on us or our customers and suppliers.

Our operations could be disrupted if our management information systems fail, causing increased expenses and loss of information.

Our business depends in part upon our ability to input, store, retrieve, process and manage billing and collection information for each patient. Our internally developed system provides substantially all of our locations with immediate access to patient, contract, and payor information and supports substantially all necessary billing, cash posting, and collection services. We continue to make improvements in billing functionality to comply with payor contract requirements. We also continue to invest in upgrades to our technical infrastructure to maximize information system reliability, data integrity and disaster recoverability. There can be no assurance that our information systems will continue to perform as expected, or that further development will not be required. Failure of our management information systems to perform as expected could have a material adverse effect on our business, financial condition and results of operations.

Risk Relating to our Common Stock

The market price of our Common Stock may experience substantial fluctuations for reasons over which we have little or no control.

The stock price and the number of shares traded of companies in the health care and health services industry experience periods of significant volatility. Both company-specific and industry-wide developments may cause this volatility. The market price of our common stock could continue to fluctuate up or down substantially based on a variety of factors, including the following:

•	future announcements concerning us, our competitors, the payors with whom we have relationships or the health care market;

•	changes in operating results from quarter to quarter;

•	sales of stock by insiders;

•	changes in government regulations;

•	news reports relating to trends in our markets;

•	acquisitions and financings in our industry; and

•	overall volatility of the stock market.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in our results of operations and general economic, political and market conditions, may adversely affect the market price of our Common Stock.

Because we have paid no dividends on our Common Stock, you will only be able to benefit from holding our stock if the stock price increases.

We have paid no dividends on our Common Stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business. Moreover, we are prohibited from declaring dividends without the consent of our lenders under our credit agreement. Therefore, you are not likely to receive dividends in the foreseeable future, and you will only be able to benefit from holding our stock if the stock price increases.

Our stockholder rights plan, certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a change in control.

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our Board of Directors. In addition to our stockholder rights plan, some provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws as well as Delaware law may be deemed to have an anti-takeover effect or may delay or make more difficult an acquisition or change in control not approved by our Board of Directors, whether by means of a tender offer, open market purchase, a proxy contest or otherwise. These provisions could have the effect of discouraging third parties from making proposals involving an acquisition or change in control, although such a proposal, if made, might be considered desirable by a majority of our stockholders. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management without the concurrence of our Board of Directors.

Available Information

Our principal executive offices are located at 310 Technology Parkway, Norcross, Georgia 30092. Our main telephone number is (770) 441-1580.

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available free of charge, on the Internet at the Company’s website www.psakids.com as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report. Our reports are also available free of charge by mail upon written request to the Company’s Secretary at the address listed above.

In addition, we have posted the charters for our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, as well as our Code of Ethics and Business Conduct, on our website. We will provide a copy of these documents to stockholders upon request.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Norcross, Georgia and consist of approximately 60,000 square feet of office space. The lease term on the facility expires in 2008. Our health care operations include over 120 branch offices, including satellite offices and new branch offices, located in 21 states. Branch offices typically are located in office parks or complexes and average approximately 2,500 square feet. Generally, each health care facility is a combination warehouse and office. Lease terms on branch offices are generally three years or less. Lease terms on PPEC centers tend to be for seven to ten years to fully amortize required improvements. We believe that our current facilities are suitable for and adequate to support the level of our present operations.

ITEM 3.	LEGAL PROCEEDINGS

We are party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, we believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year ended September 30, 2004, no matter was submitted to a vote of our stockholders through the solicitation of proxies or otherwise.

ITEM 4 (A).    EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of our company including their ages as of the date of this Annual Report on Form 10-K, their principal occupations for at least the past five years, the year in which each was elected and any directorships held by them in other public companies.

Edward K. Wissing (67) is Chairman of the Board of our company and also serves as CEO and President effective August 9, 2004. Mr. Wissing is a former CEO and director of American HomePatient, Inc., a national provider of home health care products and services. Under Mr. Wissing’s leadership, American HomePatient grew from 20 operating locations in 1992 to over 300 locations by the end of 1997, with over $400 million in revenues at his retirement in May 1998. Prior to his employment with American HomePatient, Mr. Wissing held several senior executive positions in health care related firms, including Becton Dickinson, Sandoz/Rhone Poulenc and Glasrock HomeHealth. He has maintained a very active role in the home health care industry and has twice chaired the Health Industry Distributor’s Association, or HIDA. Mr. Wissing has also served as chairman of HIDA’s Educational Foundation. He currently serves on several other health care company boards including Psychiatric Solutions, Inc. and Christiana Care Health Initiatives.

James M. McNeill (46) joined our company in 1996. Mr. McNeill has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer of our company since April, 1999. Mr. McNeill also served as our Chief Accounting Officer from July, 1997 to April, 1999. Prior to joining our company, Mr. McNeill was employed in a senior financial management position from 1991 to 1995 with Golden Peanut Co., an agribusiness company. In addition, Mr. McNeill has worked in a variety of financial analysis and reporting positions with General Electric Company, Harris Corporation and Scientific-Atlanta Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Holders of Common Stock

At September 30, 2004, there were approximately 79 shareholders of record and an estimated 1,800 beneficial owners holding our stock in nominee or “street” name.

Dividends

We have paid no dividends on our Common Stock. We intend to retain any future earnings to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Price Range of Common Stock

Our Common Stock currently trades on the Nasdaq National Market under the Symbol “PSAI”. The following table sets forth the quarterly high and low sale prices for our Common Stock for the periods indicated through September 30, 2004.

	High	Low
2004
First Quarter	$9.99	$7.75
Second Quarter	$14.24	$9.56
Third Quarter	$16.20	$11.65
Fourth Quarter	$12.62	$6.23

2003
First Quarter	$7.24	$5.25
Second Quarter	$7.50	$4.88
Third Quarter	$6.79	$4.50
Fourth Quarter	$9.75	$6.11

Equity Compensation Plan Information

Information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2005 Proxy Statement and is incorporated herein by reference.

Issuer Purchase of Equity Securities

We did not repurchase any of our shares of Common Stock during the quarter ended September 30, 2004.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended September 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of operations data (1) (2):
Net revenue	$239,774	$215,592	$197,459	$184,090	$186,366
Costs of goods and services	135,236	117,945	106,709	98,904	102,624
Other operating costs and expenses
Salaries, wages and benefits	42,705	40,144	38,426	33,938	33,888
Business insurance	7,532	7,065	4,795	4,322	3,966
Overhead	16,587	15,293	14,325	13,302	13,388

Other operating costs and expenses	66,824	62,502	57,546	51,562	51,242
Corporate, general and administrative
Salaries, wages and benefits	15,768	13,838	13,351	12,978	13,071
Business insurance	148	319	284	277	270
Professional services	2,804	2,125	1,783	1,973	2,325
Overhead	2,942	2,749	2,848	2,793	2,885

Corporate, general and administrative	21,662	19,031	18,266	18,021	18,551
Provision for doubtful accounts	3,652	1,475	1,930	2,866	6,382
Depreciation and amortization	3,716	4,054	4,069	7,272	8,050

Operating income (loss)	8,684	10,585	8,939	5,465	(483)
Interest income	139	138	167	607	575
Interest expense	(2,378)	(2,429)	(2,766)	(4,013)	(7,609)
Gain on early extinguishment of debt	-	100	417	3,396	10,299
Other income	5	56	-	32	61

Income from continuing operations before income tax expense (benefit)	6,450	8,450	6,757	5,487	2,843
Income tax expense (benefit)	2,438	3,323	(6,943)	-	-

Income from continuing operations	4,012	5,127	13,700	5,487	2,843
Gain on disposal of discontinued operations, net of tax	-	-	361	-	25,802

Net income	$4,012	$5,127	$14,061	$5,487	$28,645

Denominator share data:
Denominator for basic income per share-weighted average shares	6,948	6,861	6,791	6,683	6,655
Effect of dilutive securities:
Stock options	426	235	359	252	-

Denominator for diluted income per share-weighted average shares	7,374	7,096	7,150	6,935	6,655

Income per share data:
Basic net income per share data:
Income from continuing operations	$0.58	$0.75	$2.02	$0.82	$0.43
Gain on disposal of discontinued operations, net of tax	-	-	0.05	-	3.87

Net income	$0.58	$0.75	$2.07	$0.82	$4.30

Diluted net income per share data:
Income from continuing operations	$0.54	$0.72	$1.92	$0.79	$0.43
Gain on disposal of discontinued operations, net of tax	-	-	0.05	-	3.87

Net income	$0.54	$0.72	$1.97	$0.79	$4.30

Balance sheet data:
Working capital	$42,730	$35,429	$31,337	$30,559	$34,339
Total assets	127,082	116,727	102,068	97,298	105,593
Long-term obligations, net of current portion	20,385	20,515	24,642	32,377	45,489
Total stockholders’ equity	66,452	61,063	55,774	41,150	35,531

1) All amounts have been restated to reflect our paramedical testing business, Paramedical Services of America Inc., sold in fiscal 2000, as a discontinued operation.

2) Earnings reflect the adoption of Financial Accounting Standards Board Statement No. 142, in fiscal year 2002, prohibiting the amortization of goodwill and intangibles with indefinite useful lives.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the audited Consolidated Financial Statements of our company included in this report.

EXECUTIVE SUMMARY

Recent Developments

Home Healthcare Industry Events & Updates

Historically, Medicare reimbursement for covered drugs has been limited to 95 percent of the published average wholesale price (“AWP”) for the drug. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) establishes new payment limits and procedures for drugs reimbursed under Medicare Part B, including drugs used in inhalation therapy. The final rule, as the MMA requires, provides that Medicare beneficiaries will be reimbursed at a rate of 106 percent of the volume-weighted average selling price (the “ASP”). In addition, providers of inhalation therapy, including our company, will receive a dispensing fee for supplying inhalation therapy. The 2005 dispensing fee will be $57 for thirty (30) days of therapy or $80 for ninety (90) days. Within the Pharmacy segment, we are assessing the impact of these changes to our unit dose respiratory products to determine the viability of our long term profitability. While the long term impact of the MMA reforms cannot yet be determined because the recently promulgated regulations are transitional in nature, these and other changes may have a material adverse effect on our operations and financial results. For fiscal year 2005, the impact of these regulations to the approximately 31% of our net revenue that is derived from the Medicare program is expected to substantially reduce our profitability in the Pharmacy segment. There can be no assurance that we will not face increased margin pressures from subsequent reimbursement changes beyond 2005.

A number of other pilots and demonstrations are mandated by the MMA, signaling the likelihood of continued re-design of certain aspects of the Medicare program. While the more immediately visible changes mandated by the MMA relate to extension of the Medicare benefit to prescription drug coverage, other aspects may impact the operations and profitability of health care providers, including our company. Among other things, the MMA mandates a phased-in competitive bidding process for Medicare procurement of certain durable medical equipment (DME), commencing in the ten (10) largest Metropolitan Statistical Areas (MSAs) in 2007, followed by the next eighty (80) largest MSAs in 2009. Moreover, the Secretary of the United States Department of Health & Human Services has the authority to apply competitive bidding nationally for the highest cost, highest volume items and services and those items and services that the Secretary determines to have the “largest savings potential.” There will also be at least a five (5) year freeze in the Consumer Price Index update for reimbursement rates for DME where competitive bidding prices are not applicable. In addition, commencing in 2005, reimbursement for certain items and services (e.g., oxygen and oxygen equipment) that are not subject to competitive bidding will be capped at the 2002 rate or the “Median Federal Employee Health Plan Price” established in 2002, whichever is lower. We are analyzing the impact of these reimbursement changes to our RTES segment and plan to address the proposed reductions by altering our business model with changes such as reducing costs, growing revenue through our managed care marketing strategies and looking for additional ways to improve productivity. For fiscal year 2005, the impact of these regulations to the approximately 38% of our net revenue that is derived from the Medicare program will be to reduce our profitability in the RTES segment. There can be no assurance that we will not face increased margin pressures from subsequent reimbursement changes beyond 2005.

Under the MMA, there are major changes in the Medicare payment rates for hemophilia products beginning in 2005. Currently, Medicare reimburses for blood clotting factor at 95 percent of AWP. Effective January 1, 2005, we will be paid for blood clotting factor based on the new ASP methodology. We expect that the resulting payment rates will be lower than the current rates for these products. In addition, the Centers for Medicare & Medicaid Services (“CMS”) will make a separate payment to the entity that provides blood clotting factor to a

Medicare beneficiary for items and services related to the furnishing of such products. The amount of this separate payment is capped so that the total of the ASP payment rate and the separate payment amount cannot exceed 95 percent of AWP. It is possible that the proposed separate payment amount will be inadequate for the service level requirements of the Medicare beneficiary with hemophilia. While our current census of Medicare beneficiary hemophilia patients is quite low, the potential for select state Medicaid programs to adopt changes to their payment rates based upon Medicare changes exists. Such changes could result in a payment amount that would be inadequate for the required service level. We are analyzing the impact of these reimbursement changes to our Pharmacy segment and plan to address the proposed reductions by altering our business model with changes such as reducing costs, growing revenue through our managed care marketing strategies and looking for additional ways to improve productivity. There can be no assurance that we will not face increased margin pressures from reimbursement changes.

As previously described in our prior SEC filings, Georgia Medicaid’s contractor (the “Contractor”) missed the original implementation date of October 1, 2002 and delayed the “go live” date until April 1, 2003 for its new Multi Health Network system (“MHN”). Georgia Medicaid is an important customer of ours and represents approximately 6% of our annual billed revenue. Some of the continuing problems we are trying to resolve with Georgia Medicaid include: correcting conflicts between provider numbers, categories of service, membership identification, units of measure, authorized duration of service and corresponding procedure codes within its authorization module. Given the State’s apparent unwillingness to agree to a timely settlement on a large number of claims from our RTES segment, we are working with external legal counsel on the range of alternatives available to us including initiating legal action. Given the significance and complexity of these issues, we deemed it necessary to significantly increase our provision for doubtful accounts in the twelve months ended September 30, 2004 as compared to the twelve months ended September 30, 2003.

While certain states are realizing relief from prior revenue shortfalls and some are reporting surpluses, concern over a reduction in the future level of Federal Medical Assistance Percentages dampens the likelihood that these limitations will be abated at any time in the near future. In an effort to impact these legislative issues, we have engaged consultants in selected markets to directly present our cost saving strategies and related rate requests to the Medicaid programs. Beginning in fiscal 2005, we received a rate increase for our Private Duty Nursing services from two states. In addition, our local market staff routinely collaborates with the appropriate community and regulatory authorities on our behalf as well as our patients.

As discussed previously under the Laws and Regulations section above, the HIPAA standard transaction in data set rules mandate that Covered Entities, including our company, transmit claims and certain related healthcare information in standardized formats and data sets. Compliance was required on October 16, 2003, but many payors, including most state Medicaid agencies, were not in compliance by that date. To date, many Medicaid agencies are running dual systems to accommodate HIPAA compliant transactions as well as non-compliant transactions. Some states, however, are running only HIPAA compliant systems and other states are not yet HIPAA compliant. There is uncertainty as to when those states using dual systems will discontinue their non-HIPAA compliant systems. These uncertainties surrounding claims processing as a result of HIPAA’s standard transaction and code set rules, which uncertainties are outside our control, have resulted in delayed reimbursement by some payors, including Medicaid agencies. These delays were a contributing factor to the delayed cash collections and resulting increase in allowance for doubtful accounts in the twelve months ended September 30, 2004. We expect that the impact to our cash collections from non-HIPAA compliant payors should continue to decline in fiscal 2005.

Company Events & Updates

During the fourth quarter of fiscal 2004, Edward K. Wissing, Chairman of the Board, assumed the role of Chief Executive Officer following the retirement of Joseph D. Sansone. Our new Chief Executive Officer, Daniel J. Kohl, is expected to begin employment December 15, 2004.

During December 2004, the Board of Directors determined that it is in the mutual best interest of the Company and our shareholders to request the withdrawal of our S-3 Registration Statement filed with the Securities and Exchange Commission relating to a proposed public offering of 2,550,000 shares of our Common Stock. The Registration Statement had not become effective and consequently no securities were sold under the Registration Statement. The related costs for the Registration Statement of approximately $0.3 million was recorded in the fourth quarter of fiscal 2004.

On January 27, 2004, we entered into a Credit Agreement with General Electric Capital Corporation. (See “Liquidity and Capital Resources”.)

During fiscal year 2004, the Audit Committee received an assessment report of the internal audit function from a national accounting firm. In subsequent discussions with management, the Audit Committee approved a plan of reorganization of the internal audit function which incorporates an enterprise approach to risk management. Specific changes included: incorporation of clinical, operational, compliance, risk management, financial and the Sarbanes-Oxley Act’s Section 404 test procedures into the audit program. Other recommendations included follow-up procedures necessary to resolve issues identified during audits.

Risk Management

We have spent significant time and resources to move towards a fully implemented Enterprise Risk Management Model. This approach to risk management emphasizes assessment of risk from a broader perspective and relies upon significant employee education initiatives and awareness of a variety of risk exposures. Our full time risk manager, who possesses extensive homecare and occupational medicine experience, has strengthened the initial incident reporting and investigation process. We are beginning to see evidence that these process refinements are positively influencing claim adjustment activities and ultimately, the actuarial estimates of loss history. Our Risk Committee, which is comprised of members of the Compliance, Legal, Human Resources, Internal Audit and Risk Management Departments, continues to monitor incident reporting and claim adjustment activity, review existing patient census and discharge high-risk cases where legally permissible. Our Risk Committee employs a multi-functional approach to its decision making process. We continue to educate branch office staff on risk management procedures including appropriate nurse staffing decisions. In addition, our third party actuary analyzes our medical malpractice loss history and quantifies liability recognition under the policy terms. Under our medical malpractice policy, if our loss experience worsens it could have a material adverse effect on our financial results and liquidity position.

Operations

We have three reportable segments: (i) Nursing and PPEC, (ii) Pharmacy and (iii) RTES (see Notes to Consolidated Financial Statements—Note 12).

In the Nursing and PPEC segment, we continue to see pressures on both reimbursement levels and wage rates in key markets. During fiscal 2004, we experienced a more dramatic reduction in authorized levels of services from key Medicaid states, which were partially offset by continued progress in PPEC start-up operations. This trend in reduced authorized levels of care for specific patients is a growing obstacle to this segment’s future contribution margin expansion. In order to address this trend, we have expanded our nurse recruiting and retention program to include more local market recruiting staff. In addition, we have expanded our nurse visit programs in selected markets to respond to specific payor requests and reimbursement agreements. A renewed focus on same store revenue growth is being undertaken. This initiative includes improving the alignment and establishing financial incentives for our local market sales and marketing resources to maximize the potential of existing managed care contracts by “pulling” patient referrals through these relationships.

In the Pharmacy segment, we continue to experience a decline in gross margin rates across many of our key product offerings. For instance, within the hemophilia factor product, clinical changes in a patient’s condition can dictate rapid changes to the specific type and amount of drugs provided. These alternative drugs may have relatively higher acquisition costs and lower reimbursement levels based on the payor. Given the expanded, though increasingly concentrated census, changes of this type expose the Pharmacy segment revenue and contribution margin to significant volatility. Payor initiated reductions to reimbursement levels with no corresponding reduction to acquisition costs pose a significant threat to future contribution margin levels. In response to these changing market conditions we have undertaken a series of initiatives including recruiting for a National Hemophilia Director to coordinate our existing programs and provide dedicated focus on expansion. In addition, we have increased development of marketing materials which highlight our clinical and service expertise as integral components of our pharmacy programs, as well as exploring potential business relationships with hemophilia treatment centers to manage their patient populations and on-going refinement of operational best practices to assure maximized clinical compliance and efficiency.

In the RTES segment, we continue to invest in and expand our sales and marketing program. We are focusing our sales and marketing efforts upon the higher activity respiratory patients to leverage our clinical competencies and more actively manage the core product mix. As a result, we have begun to see increases in target referrals from managed care payors in select markets. However, we have experienced an increased rate of replacement for several equipment items in our core rental fleet. These increasing capital expenditures reflect growing market acceptance of improved versions of these core products. Many of those items have become smaller and more portable and are increasingly requested by patients and referring physicians. These items have higher acquisition costs and to date, reimbursement levels have not increased. In addition, we are experiencing decreased reimbursement for certain disposable and supply items, as well as the elimination of reimbursement for other select items (see “Home Healthcare Industry Events & Updates” above for additional discussion). In order to address the continued margin pressures on our RTES segment, we have implemented a Product Review Committee to standardize product selections, aggregate product volumes, and source through a reduced number of vendors and maximize purchasing power. As we seek to fill the vacant Divisional Vice President position, execution of these initiatives will be critical to achieving the desired objectives.

Source & Availability of Clinical Personnel

During the 13 weeks ending September 25, 2004, our case hours staffed increased to approximately 763,000 as compared to 755,000 in the 13 weeks ended June 26, 2004. We continue to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. We have made additional investments in eight new local market nurse recruiters to help reduce unstaffed hours. We believe that case hours staffed is the most appropriate measurement of nursing activity. To date, we have seen inconsistent results in a number of markets and will continue to assess and respond accordingly. We anticipate that over time, our nurse scheduling system, SHINE, will help to improve both un-staffed hours and gross margin levels; however, there can be no assurance that this will occur.

CRITICAL ACCOUNTING POLICIES

Net Revenue

Due to the nature of the health care industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to us. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of September 30, 2004, we had no material claims, disputes or unsettled matters with third-party payors, nor were there any material pending settlements with third-party payors except as disclosed under the “Recent Developments” section above.

Net revenue represents the estimated net realizable amounts from patients, third-party payors and others for patient services rendered and products provided. Such net revenue is recognized as the treatment plan is administered to the patient and recorded at amounts estimated to be received under reimbursement arrangements with payors. Net revenues to be reimbursed by contracts with third-party payors are recorded at an amount to be realized under these contractual arrangements. Net revenues from Medicaid and Medicare are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants. In certain situations, the services and products are recorded separately. In other situations, the services and products are billed and reimbursed on a per diem or contract basis whereby the insurance carrier pays us one combined amount for treatment. Because the reimbursement arrangements in these situations are based on a per diem or contract amount, we do not maintain records that provide a breakdown between the service and product components.

We have developed a methodology to record the estimated net revenue as a result of the inherent time lag between certain patient treatments and input of the related information into our billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. The estimated net revenue from the inherent time lag was approximately 0.3%, 0.5% and 0.5% of net revenue for fiscal years ended 2004, 2003 and 2002, respectively. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

In other select cases, patient treatments may cease for a number of reasons including re-hospitalizations, changes in treatment needs, or death, and a time lag may exist before this information is reflected in our billing and collection system. We have developed a methodology which measures the historical experience over recent time periods and applies this methodology to reduce net revenues recognized in the current period.

Allowance for Doubtful Accounts

In determining the adequacy of the allowance and related provision for doubtful accounts, we have developed a process that combines detailed analysis of historical collections and write-off activity with a detailed review of existing account balances meeting certain criteria and their likelihood of being collected at the amounts recorded. This detailed review involves both the assigned corporate reimbursement department personnel and the respective branch office location personnel assessing each patient claim that falls within prescribed age and amount criteria. These assessments are aggregated and compared to the results of the detailed analysis of historical collections to provide additional support to management in making the estimate of the allowance for doubtful accounts. Inherent in this estimate is the risk that it will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

Goodwill and Other Acquired Intangible Assets

Beginning in fiscal 2002, the Statement of Financial Accounting Standards (“SFAS”) No. 142 eliminated goodwill amortization from the consolidated statements of operations and required an evaluation of goodwill for impairment on an annual basis, and more frequently if circumstances indicate a possible impairment. We perform our annual impairment test in the fourth quarter of each fiscal year and more frequently if circumstances indicate a possible impairment. For these evaluations, we are using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings and comparable companies capital structure and earnings power. For fiscal 2004, we completed the impairment test and, at September 30, 2004, there was no resulting impairment. Subsequent impairments, if any, would be classified as operating expenses.

Intangible assets that meet certain criteria qualify for recording on the consolidated balance sheet and will continue to be amortized in the consolidated statements of operations. Such intangible assets will be subject to a periodic impairment test based on estimated fair value.

Accrued Insurance

Our insurance broker retains the services of an independent actuary to prepare an actuarial analysis of our development of reported and incurred but not reported claims for workers’ compensation, medical malpractice and employee benefit plans. These estimates are updated as determined necessary based on recent claims history and other events. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to us. Accrued workers’ compensation and medical malpractice losses have been discounted at 6%.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net revenue for continuing operations represented by the following items:

	Year Ended September 30,
	2004	2003	2002
Net Revenue	100.0%	100.0%	100.0%
Costs of goods and services	56.4	54.7	54.0
Other operating costs and expenses
Salaries, wages and benefits	17.8	18.6	19.5
Business insurance	3.1	3.3	2.4
Overhead	6.9	7.1	7.3

Other operating costs and expenses	27.8	29.0	29.2
Corporate, general and administrative
Salaries, wages and benefits	6.6	6.4	6.8
Business insurance	0.1	0.1	0.1
Professional services	1.2	1.0	0.9
Overhead	1.2	1.3	1.4

Corporate, general and administrative	9.1	8.8	9.2
Provision for doubtful accounts	1.5	0.7	1.0
Depreciation and amortization	1.6	1.9	2.1

Operating income	3.6	4.9	4.5
Other income	-	-	-
Gain on early extinguishment of debt	-	-	0.2
Interest income	0.1	0.1	0.1
Interest expense	(1.0)	(1.1)	(1.4)

Income from continuing operations, before income tax expense (benefit)	2.7%	3.9%	3.4%

Fiscal 2004 Compared to Fiscal 2003

Net revenue increased $24.2 million, or 11%, to $239.8 million in fiscal 2004 from $215.6 million in fiscal 2003. For the Nursing and PPEC segment, net revenue increased $4.8, or 5%, to $106.7 million in fiscal 2004 from $101.9 million in 2003. Of this growth, $1.4 million was primarily attributable to increased PPEC revenue at start-up locations which opened in fiscal 2003. Of the $3.4 million increase in nursing net revenue, $1.7 million is primarily attributable to the full year impact of the Advanced Healthcare acquisition finalized in the second quarter of fiscal 2003. Pharmacy segment net revenue increased $17.0 million, or 26%, to $83.6 million in fiscal 2004 from $66.6 million in fiscal 2003. Of this growth, $12.4 million was attributable to increased census and average usage of hemophilia factor. RTES segment net revenue increased $2.4 million, or 5%, to $49.4 million in fiscal 2004 from $47.0 million in fiscal 2003. This growth was driven by our high tech products including ventilator, oximeter and apnea monitor rentals. In fiscal 2004, we derived approximately 53% of our net revenue from commercial insurers and other private payors, 40% from Medicaid and 7% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $17.3 million, or 15%, to $135.2 million in fiscal 2004 from $117.9 million in fiscal 2003. Costs of goods and services of the Nursing and PPEC segment increased $2.6 million, or 4%, to $63.7 million in fiscal 2004 from $61.1 million in fiscal 2003. Costs of goods and services as a percentage of the Nursing and PPEC segment net revenue was unchanged at

60% in fiscal 2004 compared to fiscal 2003. For the Pharmacy segment, cost of goods and services increased $13.4 million, or 30%, to $57.8 million in fiscal 2004 from $44.4 million in fiscal 2003. Pharmacy segment costs of goods and services as a percentage of net revenue increased to 69% in fiscal 2004 from 67% in fiscal 2003. The increase was primarily attributable to increased hemophilia factor deliveries which has a wide range of reimbursement amounts based on the specific payor and increased seasonal Synagis deliveries which has lower product level gross margins in fiscal 2004 as compared to fiscal 2003. For the RTES segment, cost of goods and services increased $1.3 million, or 10%, to $13.7 million in fiscal 2004 from $12.4 million in fiscal 2003. Costs of goods and services as a percentage of net revenue increased to 28% in fiscal 2004 from 26% in fiscal 2003. We are experiencing decreased reimbursement for certain disposable and supply items as well as the elimination of reimbursement for other select items.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $4.3 million, or 7%, to $66.8 million in fiscal 2004 from $62.5 million in fiscal 2003. In the Nursing and PPEC segment, other operating costs and expenses increased $2.9 million, or 10%, to $31.8 million in fiscal 2004 from $28.9 million in fiscal 2003. As a percentage of net revenue, the Nursing and PPEC segment costs were 30% in fiscal 2004 as compared to 28% in fiscal 2003. This increase consists of: additional allocated business insurance costs, additional auto mileage reimbursements and additional facility costs for increased data bandwidth on our wide area network to improve location connectivity. In the Pharmacy segment, other operating costs and expenses remained relatively constant at $11.3 million in fiscal 2004 as compared to fiscal 2003. As a percentage of net revenue these costs declined to 13% in fiscal 2004 from 17% in fiscal 2003. In the RTES segment, other operating costs and expenses increased $1.4 million, or 6%, to $23.7 million in fiscal 2004 from $22.3 million in fiscal 2003. As a percentage of net revenue these costs increased to 48% in fiscal 2004 as compared to 47% in fiscal 2003. Primarily, the increase relates to administrative salaries in select locations to meet certain contract service level and regulatory requirements.

Corporate, general and administrative costs increased $2.6 million, or 14%, to $21.7 million in fiscal 2004 from $19.0 million in fiscal 2003. The increase primarily relates to the separation costs of $1.9 million recorded in fiscal 2004 for the retirement of the former CEO and other senior management changes. Salary expense adjusted for the CEO separation costs was relatively consistent while incentive bonus accruals declined. Professional services costs increased approximately $0.7 million primarily attributable to accounting, legal, and Board of Director Fees. As a percentage of net revenue, corporate, general and administrative costs remained relatively constant at 9% in fiscal 2004 as compared to fiscal 2003.

Provision for doubtful accounts increased $2.2 million, or 148%, to $3.7 million in fiscal 2004 from $1.5 million in fiscal 2003. Cash collections as a percentage of net revenue were 99% in fiscal 2004 and 2003, respectively. As a percentage of net revenue, provision for doubtful accounts increased to 1.5% in fiscal 2004 as compared to 0.7% in fiscal 2003. The primary factors for management’s decision to increase the provision for doubtful accounts was the lack of demonstrated progress by Georgia Medicaid in resolving the issues with the MHN system and related support systems and the impact that the implementation of the HIPAA regulations continues to have on some of our payors (see “Recent Developments” above).

Depreciation and amortization decreased $0.3 million, or 8%, to $3.7 million in fiscal 2004 as compared to $4.1 million in fiscal 2003. The decrease was primarily attributable to our financial system reaching the end of its depreciable life in the fourth quarter of fiscal 2003, which was partially offset by increased capital expenditures during fiscal 2004 in the RTES segment.

Interest expense was essentially unchanged at $2.4 million in fiscal 2004 as compared to fiscal 2003. Our average debt outstanding decreased $2.7 million as we completed a transaction to repurchase a portion of our 10% Senior Subordinated Notes due 2008 (the “Notes”) in fiscal 2003.

Income tax expense decreased $0.9 million, or 27%, to $2.4 million in fiscal 2004 from $3.3 million in fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002

Net revenue increased $18.1 million, or 9%, to $215.6 million in fiscal 2003 from $197.5 million in fiscal 2002. For the Nursing and PPEC segment net revenue increased $2.6 million, or 3%, to $101.9 million in fiscal 2003 from $99.3 million in fiscal 2002. Net revenue growth was constrained by a number of factors, including continued reductions in the authorized hours from various state Medicaid programs and the ability to recruit and retain qualified pediatric nurses. These negative impacts were offset by the acquisition of pediatric private duty nursing facilities in Pennsylvania with net revenue estimated at $5.0 million in fiscal 2003 and the growth in the PPEC start-up locations. Pharmacy net revenue increased $11.9 million, or 22%, to $66.6 million in fiscal 2003 from $54.7 million in fiscal 2002. Increased hemophilia factor deliveries were the primary reason for the growth. RTES net revenue increased $3.6 million, or 8%, to $47.0 million in fiscal 2003 from $43.4 million in fiscal 2002. The majority of the net revenue growth was attributable to increased patient census across all core products and services. In fiscal 2003, we derived approximately 52% of our net revenue from commercial insurers and other private payors, 40% from Medicaid and 8% from Medicare.

Costs of goods and services consists primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $11.2 million, or 11%, to $117.9 million in fiscal 2003 from $106.7 million in fiscal 2002. Costs of goods and services of the Nursing and PPEC segment increased $0.8 million, or 1%, to $61.1 million in fiscal 2003 from $60.2 million in fiscal 2002. Costs of goods and services as a percentage of the Nursing and PPEC segment net revenue declined to 59.9% in fiscal 2003 from 60.6% in fiscal 2002. The decline was primarily attributable to select Medicaid and managed care payor price increases as well as improved utilization of benefited nurse positions. The Pharmacy segment cost of goods and services increased $9.6 million, or 28%, to $44.4 million in fiscal 2003 from $34.8 million in fiscal 2002. Pharmacy costs of goods and services as a percentage of net revenue increased to 66.7% in fiscal 2003 from 63.7% in fiscal 2002. This increase is primarily attributable to increased product acquisition costs and decreased reimbursement on select hemophilia factor products. The RTES segment cost of goods and services increased $0.8 million, or 7%, to $12.4 million in fiscal 2003 from $11.6 million in fiscal 2002. Costs of goods and services as a percentage of net revenue decreased to 26.5% in fiscal 2003 from 26.8% in fiscal 2002. This decrease is primarily attributable to lower consumption of disposals and supplies.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $5.0 million, or 9%, to $62.5 million in fiscal 2003 from $57.5 million in fiscal 2002. In the Nursing and PPEC segment, other operating costs and expenses increased $3.2 million, or 12%, to $28.9 million in fiscal 2003 from $25.7 million in fiscal 2002. As a percentage of net revenue, the Nursing and PPEC segment costs increased to 28.3% in fiscal 2003 from 25.9% in fiscal 2002. The primary factors include increased allocated business insurance costs and increased facility costs from start up operations. In the Pharmacy segment, other operating costs and expenses increased $1.4 million, or 14%, to $11.3 million in fiscal 2003 from $9.9 million in fiscal 2002. This increase is primarily attributable to increased facility costs and increased administrative and marketing compensation. As a percentage of net revenue these costs declined to 17.0% in fiscal 2003 from 18.2% in fiscal 2002. In the RTES segment, other operating costs and expenses increased $0.4 million, or 2%, to $22.3 million in fiscal 2003 from $21.9 million in fiscal 2002. As a percentage of net revenue these costs decreased to 47.4% in fiscal 2003 from 50.5% in fiscal 2002.

Corporate, general and administrative costs increased $0.8 million, or 4%, to $19.0 million in fiscal 2003 from $18.3 million in fiscal 2002. The increase relates primarily to increased managed care marketing personnel and increased professional service costs. As a percentage of net revenue, corporate, general and administrative costs decreased to 8.8% in fiscal 2003 from 9.2% in fiscal 2002.

Provision for doubtful accounts decreased $0.5 million, or 24%, to $1.5 million in fiscal 2003 from $1.9 million in fiscal 2002. Cash collections as a percentage of net revenue were 99% and 100% for fiscal 2003 and 2002, respectively. We remain satisfied with cash collections and the accounts receivable aging.

Depreciation and amortization remained relatively unchanged at $4.1 million in fiscal 2003 as compared to fiscal 2002. As a percentage of net revenue, depreciation and amortization remained relatively constant at approximately 2%.

Interest expense decreased $0.3 million, or 12%, to $2.4 million in fiscal 2003 from $2.8 million in fiscal 2002. Our average debt outstanding decreased $3.5 million as we completed several transactions to repurchase a portion of the Notes.

Income tax expense of $3.3 million was recorded in fiscal 2003 as compared to a net tax benefit of $6.7 million in fiscal 2002. The net tax benefit in fiscal 2002 was primarily due to the full reversal of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Operations

On January 27, 2004, we entered into a credit agreement with General Electric Capital Corporation (“Credit Agreement”). Subject to the terms and conditions of the Credit Agreement, the Lender made available a credit facility consisting of a $10.0 million revolving line of credit and a $10.0 million line of credit for acquisitions. Availability in both components is subject to a borrowing base calculation against our accounts receivable. Borrowings under the revolving line of credit bear interest at LIBOR plus 3.00% or the Index Rate plus 1.50%. Borrowings under the acquisition line of credit bear interest at LIBOR plus 3.50% or the Index Rate plus 2.00%. The Credit Agreement provides for unused line fees of 0.50% for the revolving line of credit and 0.75% for the acquisition line of credit. The Credit Agreement contains several financial and non-financial covenants including, but not limited to, certain leverage, coverage, DSO and maximum capital expenditures requirements.

On May 12, 2004, we amended the Credit Agreement to clarify a definition and increase the maximum capital expenditures covenant. We have made no borrowings under the Credit Agreement since its inception.

Cash collections as a percentage of net revenue for the three months ended September 30, 2004 and 2003 was 103%. While we anticipate that we will continue to achieve our cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

We continue to experience difficulties in collecting cash from Georgia Medicaid and non-HIPAA compliant payors. (See “Recent Developments” above.)

For the fiscal year ended September 30, 2004, we purchased medical equipment to service existing patients and made routine purchases of computer equipment to maintain and upgrade our technology infrastructure. We anticipate future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. We anticipate funding these capital expenditures with cash flow from operations.

HIPAA’s standard transaction in data set rules mandate that Covered Entities, including our company, transmit claims and certain related healthcare information in standardized formats and data sets. (See “Recent Developments” above.)

For fiscal 2004, we had a current income tax expense of $2.6 million and a deferred income tax benefit of $0.2 million resulting in a total income tax expense of $2.4 million.

Risk Management

Our workers’ compensation insurance carrier, rated A by AM Best Company, required a twelve month estimated loss reserve to be funded entirely with cash over the first ten months of fiscal 2004 and fiscal 2003, respectively. This cash requirement is estimated to be $2.6 million for fiscal 2004 and $2.6 million for fiscal 2003, which is reduced by the monthly loss fund payments. The net balance at September 30, 2004 and 2003 was $3.3 million and $1.6 million, respectively. The insurance carrier has the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date has not indicated the need to do so. The policy for fiscal 2005 will be funded in a similar manner with the cash requirement estimated to be $1.0 million.

We have secured surety bonds of $2.5 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of September 30, 2004, the surety bonds were collateralized by $2.3 million cash posted to a third party escrow account.

During November 2004, we began the renewal process of our employee medical benefit plans. With the advice and consent of our risk broker, we determined it to be advantageous to continue to use a self insured model instead of a guaranteed minimum premium model. Preliminary claim history for calendar 2004 is positive and calendar 2005 pricing is within market inflation estimates. This plan ultimately exposes us to greater risk, although the self-insured model’s stop loss, aggregate loss and tail liability features provide sufficient protection such that it is more likely than not that we will realize cost savings, as compared to the guaranteed minimum premium model coverage. In addition, the self-insured model carrier’s medical and disease management capabilities along with its pharmacy formulary protocols and wellness care programs should enable us to deliver to our employees a more effective and competitive plan. We recognize that the features of our medical benefit plan are important to the recruiting and retention of clinical and administrative staff and we are committed to offering a plan that is fully competitive with those offered by other home care providers.

As a result of operating in the health care industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of September 30, 2004, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of our insurance policy will be adequate.

On October 1, 2004, we completed our annual renewal of our risk management program and implemented several changes. We renewed our insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Per claim deductible limits remained at $1.0 million with an aggregate retention of $8.0 million and an annual aggregate limit of $15.0 million. The premiums increased 16% for fiscal 2005 as compared to fiscal 2004.

In addition, we are subject to accident claims arising out of the normal operation of our fleet of vans and small trucks, and we maintain insurance intended to cover such claims. A successful claim against us in excess of our insurance coverage could have an material adverse effect upon our business. Claims against us, regardless of their merits or eventual outcome, also may have an material adverse effect upon our reputation and business.

We are, from time to time, subject to lawsuits arising in the ordinary course of business, some of which may allege damages which would not be covered under our existing insurance policies. There can be no assurance that settlement of these lawsuits will not have a material adverse effect on our operations and financial results.

Capital Resources

The Indenture under which the Notes were issued allows us to repurchase the Notes at our discretion. All bids to repurchase have been based upon a number of factors including cash availability, interest rates on invested cash, other capital investment alternatives, and relative ask prices quoted by the market maker. Each decision to repurchase the Notes has been arrived at independently using the above criteria and we do not have a formal plan in place to repurchase the Notes.

We currently believe that our liquidity position will be adequate to satisfy our working capital requirements, professional and commercial liability insurance loss funding, workers’ compensation collateral requirements, and income tax payments. Our current source of liquidity is cash on hand, cash flow from operations and the Credit Agreement. We are exposed to fluctuations in cash collection results.

CONTINGENT LIABILITIES AND COMMITMENTS

Our former workers’ compensation carrier requires the estimated loss reserve to be secured by surety bonds (see “Liquidity and Capital Resources”).

On October 1, 2004, we completed our annual renewal of our risk management programs and implemented several changes (see “Liquidity and Capital Resources”).

During the quarter ended September 30, 2004, we received a favorable determination from the Administrative Law Judge regarding the Medicare audit appeal previously discussed in our prior SEC filings. The settlement reached resolved this matter within our estimated liability of $0.36 million (see Note 10).

We have entered into employment agreements with certain employees which provide, among other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control or a failure to comply with any material terms of the agreements. We have a Non-Qualified Deferred Compensation Plan for certain of our employees. The deferred compensation liability as of September 30, 2004 was approximately $2.0 million.

The following table represents a schedule of our contractual obligations and commitments as of September 30, 2004:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long-term debt
Subordinated Notes	$20,350	$-	$-	$20,350	$-
Other notes payable	192	157	35	-	-
Operating leases	13,985	4,551	6,231	1,982	1,221

	$34,527	$4,708	$6,266	$22,332	$1,221

Variation in Quarterly Operating Results

Our quarterly results may vary significantly depending primarily on factors such as re-hospitalizations of patients, seasonality and usage levels of pharmaceutical products and respiratory services, the timing of new branch office openings and pricing pressures due to legislative and regulatory initiatives to contain health care costs. Because of these factors, our operating results for any particular quarter may not be indicative of the results for the full fiscal year.

ITEM 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face a number of market risk exposures including risks related to cash and cash equivalents, accounts receivable and interest rates. Cash and cash equivalents are held primarily in one financial institution. We perform periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to us given the current environment in the health care industry. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, individuals and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes. In addition, we are exposed to risk for a substantial amount of accounts receivable for a small number of hemophilia factor patients and disruptions to cash collections due to the inability of some payors to process claims.

Our Notes, issued in 1998, have a fixed coupon rate of 10%. The fair value of our Notes is subject to change as a result of changes in market prices or interest rates. We estimate potential changes in the fair value of interest rate sensitive financial instruments based on the hypothetical increase (or decrease) in interest rates. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account other factors such as our financial performance and credit ratings.

Based on a hypothetical immediate 150 basis point increase in interest rates at September 30, 2004 and 2003, the market value of our Notes would be reduced by approximately $0.8 million and $1.0 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our Notes outstanding at September 30, 2004 and 2003 of approximately $0.9 million and $1.0 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and the related notes as of September 30, 2004 and 2003, and for each of the three years in the period ended September 30, 2004, together with the independent registered public accounting firm’s report are set forth on pages 43 - 68 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years and the period from October 1, 2004 to the date hereof, we have not changed our independent registered public accounting firm, and there have been no reportable disagreements with our auditors regarding accounting principles or practices or financial disclosure matters.

ITEM 9(A).	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.    Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.    There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9(B).	OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our Board of Directors set forth under the captions “Proposal 1—Election of Directors—Nominees for Election as Directors at the 2005 Annual Meeting” and “Proposal 1—Election of Directors—Continuing Directors” in our Proxy Statement for our 2005 Annual Meeting of Stockholders (“2005 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 401(h) of Regulation S-K), and compliance with Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), is set forth under the caption “Committees of the Board” in our 2005 Proxy Statement and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct, which applies to all of our employees, officers and directors. Our Code of Ethics and Business Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer and Chief Financial Officer (who is the principal financial and principal accounting officer), as well as all other employees, as indicated above. Our Code of Ethics and Business Conduct also meets the requirements of a code of ethics and business conduct under the Nasdaq listing standards. Our Code of Ethics and Business Conduct is available on our website at www.psakids.com under the heading “Investor Relations.” We will also provide a copy of the Code of Ethics and Business Conduct to stockholders at no charge upon written request.

ITEM 11. EXECUTIVE	COMPENSATION

Information relating to management compensation set forth under the captions “Proposal 1—Election of Directors—Directors Compensation”, “Executive Compensation” and “Stock Performance Graph” in our 2005 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Executive Compensation—Report of the Compensation Committee of the Board of Directors on Executive Compensation” which specifically is not so incorporated by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of our $0.01 par value Common Stock by certain persons as set forth under the caption “Stock Ownership” in our 2005 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2005 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services between us and our independent registered public accounting firm, Ernst & Young LLP is set forth under the caption “Principal Accountant Fees and Services” in our 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report.

(1)	Financial Statements

Our consolidated financial statements and the related report of independent auditors which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of September 30, 2004 and 2003.

•	Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002.

•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2004, 2003 and 2002.

•	Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

The financial statement schedule referred to in Item 8 is described in the “Index to Financial Statement Schedule” included in this Report on page 67. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not significant under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

See (b) below.

(b) Exhibits

The following exhibits are filed with or incorporated by reference in this Report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit at no charge upon request to Pediatric Services of America, Inc., 310 Technology Parkway, Norcross, Georgia 30092-2929.

2.0	Shareholder Rights Plan dated September 22, 1998 (incorporated by reference to the Company’s Registration Statement on Form 8-A filed October 13, 1998).
2.1	Rights Agreement dated September 22, 1998, by and between Mellon Shareholder Services, LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 22, 1998).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).
3.4	Certificate of Correction to Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).
3.5	Amended and Restated Bylaws of the Company, adopted September 22, 1998 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 22, 1998).
4.1	Indenture dated as of April 16, 1998, relating to the $75 million 10% Senior Subordinated Notes due 2008, Series A (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 filed on May 6, 1998).
10.1	Credit Agreement by and among the Company, its Subsidiaries and General Electric Capital Corporation, dated January 27, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.2	First Amendment to Credit Agreement by and among the Company, its Subsidiaries and General Electric Corporation, dated May 12, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.9	Executive Compensation Plans and Arrangements:
	(e)	Pediatric Services of America, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement of Form S-1 filed on May 31, 1994).
	(f)	Pediatric Services of America, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8(f) of the Company’s Annual Report Form 10-K for the fiscal year ended September 30, 1995).
	(t)	Pediatric Services of America, Inc. Amended and Restated Stock Option Plan, effective November 28, 2002 (incorporated by reference to Exhibit 10.9(t) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
	(u)	Pediatric Services of America, Inc. Amended and Restated Directors’ Stock Option Plan, effective November 28, 2002 (incorporated by referenced to Exhibit 10.9(u) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
	(v)	Amendment No. 1 to the Pediatric Services of America, Inc. Employee Stock Purchase Plan, dated February 1, 2002 (incorporated by reference to Exhibit 10.9(v) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
	(w)	Amended and Restated Employment Agreement, dated November 7, 2002 between the Company and Joseph D. Sansone (incorporated by reference to Exhibit 10.9(w) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
	(x)	Amended and Restated Employment Agreement, dated November 7, 2002 between the Company and James M. McNeill (incorporated by reference to Exhibit 10.9(x) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
	(z)	Non-Qualified Deferred Compensation Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.9(z) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
(aa)	Amendment No. 2 to the Company’s Amended and Restated Stock Option Plan, dated
December 3, 2003 (incorporated by reference to Exhibit 10.9(aa) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
	(bb)	Amendment No. 2 to the Company’s Amended and Restated Directors Stock Option Plan, dated December 3, 2003 (incorporated by reference to Exhibit 10.9(bb) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
	(cc)	Amendment No. 3 to the Company’s Amended and Restated Stock Option Plan, adopted August 17, 2004, filed herewith.
	(dd)	Separation Agreement by and between the Company and Joseph D. Sansone, effective August 24, 2004, filed herewith.
	(ee)	Employment Agreement by and between the Company and Edward K. Wissing, effective August 9, 2004, filed herewith.
	(ff)	Employment Agreement by and between the Company and Daniel J. Kohl, effective December 15, 2004, filed herewith.
21	Subsidiaries of the Company, filed herewith.
23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP, filed herewith.
24	Powers of Attorney, filed herewith.
31.1	Rule 13a – 14(a)/15d – 14(a) Certification (CEO), filed herewith.
31.2	Rule 13a – 14(a)/15d – 14(a) Certification (CFO), filed herewith.
32.1	Section 1350 Certification (CEO), filed herewith.
32.2	Section 1350 Certification (CFO), filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

By:	/S/ EDWARD K. WISSING
Edward K. Wissing Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth on December 14, 2004.

Signature	Title	Date

/s/ EDWARD K. WISSING Edward K. Wissing	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 14, 2004

/s/ JAMES M. MCNEILL James M. McNeill	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	December 14, 2004

* Michael J. Finn	Director	December 14, 2004

* Robert P. Pinkas	Director	December 14, 2004

* Michael E. Axelrod	Director	December 14, 2004

* Susan J. Kelley	Director	December 14, 2004

* David Crane	Director	December 14, 2004

*By:	/s/ JAMES M. MCNEILL	December 14, 2004
James M. McNeill (Attorney in Fact)

[THIS PAGE INTENTIONALLY LEFT BLANK]

PEDIATRIC SERVICES OF AMERICA, INC.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$8,159,313	$9,170,678
Accounts receivable, less allowances for doubtful accounts of $4,840,000 and $3,900,000, respectively	40,403,331	37,043,383
Prepaid expenses	1,102,023	991,454
Deferred income taxes	6,557,315	4,778,144
Workers’ compensation loss fund	3,326,570	1,632,616
Inventory	2,892,623	2,723,658
Insurance recoveries	3,472,980	2,227,408
Other current assets	629,619	326,711

Total current assets	66,543,774	58,894,052

Property and equipment:
Home care equipment held for rental	32,438,669	30,009,185
Furniture and fixtures	12,199,736	11,401,752
Vehicles	504,615	700,249
Leasehold improvements	2,391,708	1,960,926

	47,534,728	44,072,112
Accumulated depreciation and amortization	(38,076,273)	(36,343,169)

	9,458,455	7,728,943
Other assets:
Goodwill, less accumulated amortization of approximately $9,613,000	36,539,761	36,539,761
Certificates of need, less accumulated amortization of approximately $627,000 and $604,000, respectively	45,876	68,815
Deferred financing fees, less accumulated amortization of approximately $594,000 and $709,000, respectively	777,188	631,568
Noncompete agreements, less accumulated amortization of approximately $1,220,000 and $1,181,000, respectively	60,333	99,000
Deferred income taxes	1,301,077	2,916,141
Workers’ compensation bond collateral	2,311,394	2,779,427
Insurance cash surrender value and recoveries	9,741,966	6,778,439
Other	302,400	290,545

	51,079,995	50,103,696

Total assets	$127,082,224	$116,726,691

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,671,587	$6,045,050
Accrued compensation	6,028,909	5,137,517
Income taxes payable	280,741	1,381,868
Accrued insurance	6,935,152	5,799,272
Refunds payable	1,489,118	1,176,410
Accrued interest	998,450	950,879
Other accrued liabilities	2,452,652	2,062,311
Deferred revenue	800,506	733,235
Current maturities of long-term obligations	156,508	178,335

Total current liabilities	23,813,623	23,464,877

Long-term accrued insurance	14,045,908	10,301,763
Deferred compensation	2,385,794	1,382,173
Long-term obligations, net of current maturities	20,385,221	20,514,686

Total Liabilities	60,630,546	55,663,499

Redeemable preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-

Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized 7,031,162 and 6,878,504 shares issued and outstanding in 2004 and 2003, respectively	70,312	68,785
Additional paid-in capital	50,621,154	49,246,615
Retained earnings	15,760,212	11,747,792

Total stockholders’ equity	66,451,678	61,063,192

Total liabilities and stockholders’ equity	$127,082,224	$116,726,691

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2004	2003	2002

Net revenue	$239,773,673	$215,592,491	$197,459,323
Costs and expenses:
Costs of goods and services	135,236,038	117,944,599	106,708,718
Other operating costs and expenses
Salaries, wages and benefits	42,705,234	40,144,551	38,426,407
Business insurance	7,531,805	7,065,339	4,795,169
Overhead	16,586,600	15,292,657	14,325,293

Other operating costs and expenses	66,823,639	62,502,547	57,546,869
Corporate, general and administrative
Salaries, wages and benefits	15,767,636	13,838,286	13,350,943
Business insurance	147,962	318,721	284,006
Professional services	2,804,109	2,124,597	1,782,728
Overhead	2,941,957	2,748,959	2,848,333

Corporate, general and administrative	21,661,664	19,030,563	18,266,010
Provision for doubtful accounts	3,652,011	1,475,355	1,929,672
Depreciation and amortization	3,716,227	4,054,350	4,068,939

Total costs and expenses	231,089,579	205,007,414	188,520,208

Operating income	8,684,094	10,585,077	8,939,115
Other income	5,600	56,256	-
Gain on early extinguishment of debt	-	99,670	417,117
Interest income	139,148	138,074	166,980
Interest expense	(2,378,036)	(2,429,324)	(2,765,893)

Income from continuing operations, before income tax expense (benefit)	6,450,806	8,449,753	6,757,319
Income tax expense (benefit)	2,438,386	3,323,288	(6,942,721)

Income from continuing operations	4,012,420	5,126,465	13,700,040
Discontinued operations:
Gain on disposal of discontinued operations, net of tax	-	-	360,831

Net income	$4,012,420	$5,126,465	$14,060,871

Basic net income per share data:
Income from continuing operations	$0.58	$0.75	$2.02
Gain on disposal of discontinued operations, net of tax	-	-	0.05

Net income	$0.58	$0.75	$2.07

Diluted net income per share data:
Income from continuing operations	$0.54	$0.72	$1.92
Gain on disposal of discontinued operations, net of tax	-	-	0.05

Net income	$0.54	$0.72	$1.97

Weighted average shares outstanding:
Basic	6,948,254	6,860,901	6,790,862

Diluted	7,374,197	7,096,303	7,150,051

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance at October 1, 2001	$67,113	$48,493,011	$(7,410,258)	$41,149,866
139,857 shares of common stock issued through exercise of stock options	1,398	452,379	-	453,777
12,841 shares of retired treasury stock	(128)	(102,600)	(29,286)	(132,014)
Disqualifying disposition of stock options	-	162,028	-	162,028
Nonqualified stock options	-	79,243	-	79,243
Net income (1)	-	-	14,060,871	14,060,871

Balance at September 30, 2002	68,383	49,084,061	6,621,327	55,773,771
40,232 shares of common stock issued through exercise of stock options	402	124,490	-	124,892
Disqualifying disposition of stock options	-	38,064	-	38,064
Net income (1)	-	-	5,126,465	5,126,465

Balance at September 30, 2003	68,785	49,246,615	11,747,792	61,063,192
152,658 shares of common stock issued through exercise of stock options	1,527	662,803	-	664,330
Disqualifying disposition of stock options	-	342,693	-	342,693
Nonqualified stock options	-	10,032	-	10,032
Compensation expense	-	359,011	-	359,011
Net income (1)	-	-	4,012,420	4,012,420

Balance at September 30, 2004	$70,312	$50,621,154	$15,760,212	$66,451,678

(1)	Comprehensive net income is the same as reported net income.

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2004	2003	2002
Operating activities:
Income from continuing operations	$4,012,420	$5,126,465	$13,700,040
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,716,227	4,054,350	4,068,939
Provision for doubtful accounts	3,652,011	1,475,355	1,929,672
Amortization of deferred financing fees	185,700	85,154	110,500
Gain on early extinguishment of debt	-	(99,670)	(417,117)
Loss on retirement of equipment	-	332,815	-
Deferred income taxes	(164,107)	1,145,274	(6,011,613)
Disqualifying disposition of stock options	342,693	38,064	162,028
Nonqualified stock options	10,032	-	79,243
Compensation expense	359,011	-	-
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(7,011,959)	(6,157,791)	(2,177,681)
Prepaid expenses	(110,569)	(48,482)	(49,884)
Inventory	(168,965)	588,288	1,395,909
Other assets	(397,180)	(157,144)	(151,129)
Workers’ compensation loss fund	(1,693,954)	(1,632,616)	-
Workers’ compensation bond collateral	468,033	(928,696)	(1,850,731)
Accounts payable	(1,373,463)	820,900	(396,627)
Income taxes	(1,101,127)	1,823,107	(1,160,214)
Accrued insurance, liabilities, refunds and interest	3,383,830	2,291,648	(818,653)

Net cash provided by operating activities	4,108,633	8,757,021	8,412,682
Investing activities:
Purchases of property and equipment	(5,259,375)	(2,603,654)	(4,129,204)
Acquisition of business	-	(3,781,238)	(1,398,376)

Net cash used in investing activities	(5,259,375)	(6,384,892)	(5,527,580)
Financing activities:
Principal payments and extinguishment of long-term debt	(193,633)	(4,019,939)	(7,476,755)
Deferred financing fees	(331,320)	(295,979)	-
Proceeds from exercise of stock options	664,330	124,892	321,763

Net cash provided by (used in) financing activities	139,377	(4,191,026)	(7,154,992)

Decrease in cash and cash equivalents	(1,011,365)	(1,818,897)	(4,269,890)
Cash and cash equivalents at beginning of year	9,170,678	10,989,575	15,259,465

Cash and cash equivalents at end of year	$8,159,313	$9,170,678	$10,989,575

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,344,811	$2,706,217	$3,167,998

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business

We provide a broad range of pediatric health care services, and equipment including nursing, respiratory therapy, rental and sale of durable medical equipment, pharmaceutical services and infusion therapy services. In addition, we provide pediatric rehabilitation services, day treatment centers for medically fragile and chronically ill children and pediatric well care and immunization services. We also provide case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other health care providers. Our services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. As a complement to our pediatric respiratory and infusion therapy services, we also provide respiratory and infusion therapy and related services for adults. For financial reporting purposes, our branch offices are aggregated into three reportable segments based on their predominant line of net revenue in accordance with the Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (See Note 12).

Consolidation

The consolidated financial statements include the accounts of Pediatric Services of America, Inc. (“PSA”) and our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates and the differences could be material. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in recording net revenues and determining provisions for doubtful accounts. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available to management.

Concentration of Credit Risk

Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily in one financial institution. We perform periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to us given the current health care environment. The risk is somewhat limited due to the large number of payors including Medicaid and Medicare, insurance companies and individuals, and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes. In addition, we are exposed to risk for a substantial amount of accounts receivable for a small number of hemophilia factor patients and disruptions to cash collections due to the inability of some payors to process claims.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Deposits with banks are federally insured in limited amounts.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue expected to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $7.0 million and $7.2 million for which services have been rendered but the amounts were unbilled as of September 30, 2004 and 2003, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

Allowance for Doubtful Accounts

In determining the adequacy of the allowance and related provision for doubtful accounts, we have developed a process that combines detailed analysis of historical collections and write-off activity with a detailed review of existing account balances meeting certain criteria and their likelihood of being collected at the amounts recorded. This detailed review involves both the assigned corporate reimbursement department personnel and the respective branch office location personnel assessing each patient claim that falls within prescribed age and amount criteria. These assessments are aggregated and compared to the results of the detailed analysis of historical collections to provide additional support to management in making the estimate of the allowance for doubtful accounts. Inherent in this estimate is the risk that it will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

Workers’ Compensation Loss Fund

Our workers’ compensation insurance carrier, rated A by AM Best Company, required a twelve month estimated loss reserve to be funded entirely with cash over the first ten months of fiscal 2004 and fiscal 2003, respectively. This cash requirement is estimated to be $2.6 million for fiscal 2004 and $2.6 million for fiscal 2003, which is reduced by the monthly loss fund payments. The net balance at September 30, 2004 and 2003 was $3.3 million and $1.6 million, respectively. The insurance carrier has the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date has not indicated the need to do so. The policy for fiscal 2005 will be funded in a similar manner with the cash requirement estimated to be $1.0 million.

Inventory

The inventory is stated at the lower of cost (first-in, first-out method) or market and consists primarily of pharmaceuticals.

Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line method over the related asset’s estimated useful life, generally three to ten years. Depreciation expense was approximately $3.6 million, $3.9 million and $3.9 million for the years ended September 30, 2004, 2003 and 2002, respectively.

Identifiable Intangible Assets

Beginning in fiscal 2002, the Statement of Financial Accounting Standards (“SFAS”) No. 142 eliminated goodwill amortization from the consolidated statements of operations and required an evaluation of goodwill for impairment on an annual basis, and more frequently if circumstances indicate a possible impairment. We perform our annual impairment test in the fourth quarter of each fiscal year. For these evaluations, we are using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings and comparable companies’ capital structure and earnings power. For fiscal 2004, we completed the impairment test and, at September 30, 2004, there was no resulting impairment. Subsequent impairments, if any, would be classified as operating expense.

Intangible assets that meet certain criteria will qualify for recording on the consolidated balance sheet and will continue to be amortized in the consolidated statements of operations. Such intangible assets will be subject to a periodic impairment test based on estimated fair value.

Amortization expense on identifiable intangible assets was approximately $0.1 million, $0.2 million and $0.1 million for the years ended September 30, 2004, 2003 and 2002, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below:

For The Year Ending September 30,
2005	$148,000
2006	$129,000
2007	$88,000
2008	$86,000
2009	$86,000

Workers’ Compensation Bond Collateral

We have secured surety bonds of $2.5 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of September 30, 2004, the surety bonds were collateralized by $2.3 million cash posted to a third party escrow account. Material changes to the fiscal 2004 workers’ compensation policy included the deductible increasing from $0.25 million to $0.35 million.

Other Assets

Certificates of need are certificates that allow us to actively provide home care services in the states of North Carolina, New Jersey, Tennessee, Washington and Georgia. The certificates of need are being amortized over their useful lives, which is generally twenty years.

The cost of non-compete agreements with former owners of acquired businesses is amortized over the respective lives of each agreement, which range from three to five years.

Accrued Insurance/Insurance Recoveries

Our insurance broker retains the services of an independent actuary to prepare an actuarial analysis of our development of reported and incurred but not reported claims for workers’ compensation, medical malpractice and employee medical benefit plans. These estimates are updated as determined necessary based on recent claims history and other events. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management. Accrued workers’ compensation and medical malpractice losses have been discounted at 6%. Under the guidance of the Emerging Issues Task Force No. 03-8, “Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity,” we have determined that we should follow FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” Under Interpretation 39, offsetting of liabilities for claims

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

made and incurred but not reported claims against receivables for expected recoveries from insurers, is not appropriate unless the conditions specified in FIN 39 are met. We do not meet the conditions specified and have reclassified the expected recoveries to short-term and long-term receivables in all periods presented.

We renewed our insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Our Workers’ Compensation carrier, Argonaut Insurance Company, is rated A by AM Best Company.

Lillie Axelrod, spouse of director Michael Axelrod, is an employee of Acordia Inc. Acordia provides insurance brokerage services to us. Mrs. Axelrod is paid a commission based on the fees paid to Acordia. During fiscal 2004, the fees paid by us to Acordia were approximately $0.156 million.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Revenue

Net revenue represents the estimated net realizable amounts from patients, third-party payors and others for patient services rendered and products provided. Such net revenue is recognized as the treatment plan is administered to the patient and recorded at amounts estimated to be received under reimbursement arrangements with payors. Net revenues to be reimbursed by contracts with third-party payors are recorded at an amount to be realized under these contractual arrangements. Net revenues from Medicaid and Medicare are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants. In certain situations the services and products are recorded separately. In other situations, the service and products are billed and reimbursed on a per diem or contract basis whereby the insurance carrier pays us one combined amount for treatment. Because the reimbursement arrangements in these situations are based on a per diem or contract amount, we do not maintain records that provide a breakdown between the service and product components.

We have developed a methodology to record the estimated net revenue as a result of the inherent time lag between certain patient treatments and input of the related information into our billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. The estimated net revenue from the inherent time lag was approximately 0.3%, 0.5% and 0.5% of net revenue for fiscal years ended 2004, 2003 and 2002, respectively. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

In other select cases, patient treatments may cease for a number of reasons including: re-hospitalizations, changes in treatment needs, or death, and a time lag may exist before this information is reflected in our billing and collection system. We have developed a methodology which measures the historical experience over recent time periods and applies this methodology to reduce net revenues recognized in the current period.

Due to the nature of the healthcare industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

Inherent in these estimates is the risk that they will have to be revised or updated, with changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of September 30, 2004, we had no material claims, disputes or unsettled matters with third-party payors, nor were there any material pending settlements with third-party payors, except as disclosed under Note 10.

Certain equipment rentals are billed in advance of our rendering the related services. Such amounts are deferred in the balance sheet until the related services are performed.

Approximately 47%, 48% and 50% of our net revenue for the years ended September 30, 2004, 2003 and 2002, respectively, were reimbursed under arrangements with Medicare and Medicaid.

Cost of Goods and Services

Cost of goods and services consists primarily of branch office nursing compensation and benefits and costs of medical equipment, pharmaceuticals and related supplies.

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

Discontinued Operations

On November 1, 1999, we consummated the sale of our paramedical testing operations. During the fourth quarter of fiscal 2002, the remaining liabilities for the estimated underwriter obligations were resolved at less than originally estimated amounts resulting in an additional gain of $0.4 million, net of $0.2 million tax. The paramedical testing operations are reflected as a discontinued operation and our consolidated financial statements for all periods presented have been restated to reflect the discontinued operations. Hooper Holmes, Inc., the purchaser of the paramedical testing operations, did not assume certain liabilities in the sale of the paramedical testing division. These include accounts payable and other accrued liabilities that totaled approximately $0.7 million at September 30, 2001. No such liabilities remained outstanding at September 30, 2002.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $0.6 million, $0.5 million and $0.8 million for the years ended September 30, 2004, 2003 and 2002, respectively.

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

In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures concerning the nature of a VIE’s operations, the amount of activity between a VIE and a company with a significant variable interest to the VIE, and the maximum possible losses a company could incur as a result of its business with the VIE. FIN 46 is effective immediately, for VIEs created after January 31, 2003 and is effective no later than the beginning of the first financial reporting period beginning after December 15, 2003 for all special purpose entities and March 15, 2004 for all other VIEs. The adoption of this Interpretation did not have a significant impact on our statement of financial position. We do not consolidate any VIEs and we do not have any significant variable interests in a VIE.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

2.	Preferred Stock and Common Stock

We have 2,000,000 shares of redeemable preferred stock authorized at $0.01 par value, of which no shares were outstanding at September 30, 2004 and 2003.

As of September 30, 2004, a total of 2,310,201 shares of Common Stock have been reserved for future issuance under our stock option plans.

Shares of Common Stock outstanding and related changes for the three years ended September 30, 2004 are as follows:

Balance at October 1, 2001	6,711,256
Exercise of stock options	139,857
Retire treasury stock	(12,841)

Balance at September 30, 2002	6,838,272
Exercise of stock options	40,232

Balance at September 30, 2003	6,878,504
Exercise of stock options	152,658

Balance at September 30, 2004	7,031,162

On September 22, 1998, we adopted a Shareholders’ Rights Plan which gives the shareholders a right to purchase one Common Stock Purchase Right (the “Rights”) for each outstanding share of our Common Stock held by the shareholder in the event that an Acquiring Person (as defined) has acquired beneficial ownership of 15% or more of our Common Stock. We may redeem the Rights at a price of $0.01 per share at any time a person becomes an Acquiring Person. The Rights will expire on September 30, 2008, unless earlier redeemed or exchanged by us.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Long-Term Borrowing Arrangements

Our long-term borrowings as of September 30, 2004 and 2003 consist of the following:

	2004	2003
Subordinated notes	$20,350,000	$20,350,000
Other notes payable	191,729	343,021

	20,541,729	20,693,021
Less current maturities	156,508	178,335

Total long-term borrowing	$20,385,221	$20,514,686

On January 27, 2004, we entered into a credit agreement with General Electric Capital Corporation (“Credit Agreement”). Subject to the terms and conditions of the Credit Agreement, the Lender made available a credit facility consisting of a $10.0 million revolving line of credit and a $10.0 million line of credit for acquisitions. Availability in both components is subject to a borrowing base calculation against our accounts receivable. Borrowings under the revolving line of credit bear interest at LIBOR plus 3.00% or the Index Rate plus 1.50%. Borrowings under the acquisition line of credit bear interest at LIBOR plus 3.50% or the Index Rate plus 2.00%. The Credit Agreement provides for unused line fees of 0.50% for the revolving line of credit and 0.75% for the acquisition line of credit. The Credit Agreement contains several financial and non-financial covenants including, but not limited to, certain leverage, coverage, days sales outstanding and maximum capital expenditures requirements.

On May 12, 2004, we amended the Credit Agreement to clarify a definition and increase the maximum capital expenditures covenant. We have made no borrowings under this agreement since its inception.

On April 16, 1998, we issued, in a private placement, $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, which were subsequently replaced on May 12, 1998, with $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A, registered with the Securities and Exchange Commission (the “Notes”). After paying issuance costs of approximately $2.7 million, we received proceeds of $72.3 million, which were used to repay a portion of the indebtedness outstanding under our Revolving Credit Agreement (“Credit Agreement”). Interest on the Notes accrues from the date of issuance, and is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes are redeemable for cash at any time on or after April 15, 2003, at our option, in whole or in part, at redemption prices set forth in the Indenture. The Notes place certain restrictions on incurring additional indebtedness, the creation of liens, sales of assets, mergers and consolidations and payment of dividends, among other things. A default provision defines acceleration of any indebtedness and failure to pay any indebtedness at maturity results in a default under the Notes.

During fiscal 2003, we completed a series of transactions to repurchase a total of $4.0 million of the Notes for $3.8 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees of $0.07 million) of approximately $0.1 million is reflected in the consolidated statements of operations.

During fiscal 2002, we completed a series of transactions to repurchase a total of $8.0 million of the Notes for $7.4 million cash plus accrued interest. The gain (net of the write-off of the related deferred financing fees of $0.2 million) of $0.4 million is reflected in the consolidated statements of operations.

The Indenture under which the Notes were issued allows us to repurchase the Notes at our discretion. All bids to repurchase have been based upon a number of factors including cash availability, interest rates on

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Borrowing Arrangements—continued

invested cash, other capital investment alternatives, and relative ask prices quoted by the market maker. Each decision to repurchase the Notes has been arrived at independently using the above criteria and we do not have a formal plan in place to repurchase the Notes. At September 30, 2004, total borrowings outstanding under the Notes were approximately $20.4 million.

We have entered into a note payable and non-compete agreements with individuals in connection with the acquisition of businesses. This note is payable in quarterly installments and bears interest at 5.75% with a maturity date of May, 2005.

The aggregate amount of required principal payments during each of the next five fiscal years and thereafter on all long-term obligations as of September 30, 2004, is as follows:

Year ending September 30,
2005	$156,508
2006	35,221
2007	-
2008	20,350,000
2009 and thereafter	-

$20,541,729

4.	Acquisition of a Business

During fiscal 2003, we acquired the Pennsylvania assets of Health Med One, Inc., a Pennsylvania corporation doing business as Advanced Health Care, for a purchase price of $3.75 million in cash. The acquisition included Advanced Health Care’s pediatric private duty nursing facilities in York, Harrisburg, Allentown and Philadelphia, Pennsylvania. Revenues from these locations are estimated to be in excess of $7.0 million annually. Effective with the adoption of SFAS No. 142, the allocation of $3.6 million of goodwill is not being amortized and is being deducted for tax purposes.

During fiscal 2002, we acquired the assets of the South Florida skilled pediatric nursing home health division of the MedLink Group, Inc. (“MedLink”) for a purchase price of approximately $1.9 million in the form of $1.4 million in cash and $0.5 million in a note payable. The acquisition included certain of MedLink’s skilled pediatric facilities in Miami, Plantation, Stuart and West Palm Beach, Florida. Effective with the adoption of SFAS No. 142, the allocation of $1.2 million of goodwill is not being amortized and is being deducted for tax purposes.

The purchase method of accounting was used to record these acquisitions and the results of operations of the acquired companies are included in the accompanying consolidated statements of operations from the date of the acquisition.

5.	Leases

We lease office space as well as certain automobiles and medical equipment under operating leases that expire at various dates through 2012. Rent expense was approximated $6.6 million, $5.9 million and $5.5 million under these leases for the years ended September 30, 2004, 2003 and 2002, respectively.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases—continued

At September 30, 2004, the future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year were as follows:

Year ending September 30,
2005	$4,551,000
2006	3,767,000
2007	2,464,000
2008	1,162,000
2009 and thereafter	2,041,000

$13,985,000

6.	Stock Option Plans

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Our Stock Option Plan (the “Option Plan”) provides for the granting of stock options covering up to 2,300,000 shares of Common Stock, of which 902,901 options are outstanding to eligible participants as of September 30, 2004. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted to those persons who are officers or employees of our company or to certain outside consultants.

The terms and conditions of options granted under the Option Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Board of Directors’ Compensation Committee. The vesting period of the options are typically 4 years. Upon the occurrence of certain events, the vesting period of some options accelerate. The term of options granted under the Option Plan may not exceed 10 years. We have the right to repurchase the Common Stock issued upon the exercise of these options at the then fair market value of such shares, if we or the holders of such shares terminate their employment with us.

Under our Directors’ Stock Option Plan, directors of our company who are not officers or employees, may receive stock options annually to purchase shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Board of Directors’ Compensation Committee has the authority and sole discretion to make grants of options under the Plan in addition to the annual grants described above. A total of 650,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors’ Stock Option Plan of which 286,500 options are outstanding to eligible participants as of September 30, 2004.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 as amended by SFAS No. 148, determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 3.54% to 4.00% for fiscal 2004, 2.35% to 3.03% for fiscal 2003 and 1.95% for fiscal 2002, a dividend yield of 0.0%, volatility factors of the expected market price of our Common Stock

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans—continued

ranging from 93% to 130% for fiscal 2004, 98% to 126% for fiscal 2003 and 138% for fiscal 2002 and a weighted-average expected life of the option of 4 to 8 years for fiscal 2004 and 4 years for fiscal 2003 and 2002, respectively.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Our pro forma information follows (in thousands, except for net income per share information):

	Year Ended September 30,
	2004	2003	2002
Net Income
As reported	$4,012	$5,127	$14,061
Compensation expense, net of tax	220	-	-
Fair value based method compensation expense, net of tax	(1,097)	(698)	(595)

Pro forma net income	$3,135	$4,429	$13,466

Basic income per share
As reported	$0.58	$0.75	$2.07

Pro forma	$0.45	$0.65	$1.98

Diluted income per share
As reported	$0.54	$0.72	$1.97

Pro forma	$0.43	$0.62	$1.88

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at October 1, 2001	1,098,007	$8.67
Granted	162,800	5.65
Exercised	(139,857)	3.24
Cancelled	(20,784)	15.14

Outstanding at September 30, 2002	1,100,166	8.74
Granted	335,800	7.50
Exercised	(40,232)	3.10
Cancelled	(109,675)	10.08

Outstanding at September 30, 2003	1,286,059	8.48
Granted	131,500	8.60
Exercised	(152,658)	4.35
Cancelled	(75,500)	11.58

Outstanding at September 30, 2004	1,189,401	$8.83

At September 30, 2004, 2003 and 2002, options to acquire 823,101, 780,817 and 738,232 shares, respectively, were exercisable. The weighted average fair value per share of options granted in 2004, 2003 and 2002 was $7.60, $5.30 and $3.93, respectively.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans—continued

The following table summarizes the ranges of exercise prices and weighted average contractual lives for options outstanding and the weighted average exercise price for options exercisable as of September 30, 2004.

Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
1.6250 - 2.4750	151,859	5.3	151,859	$1.87
2.4751 - 4.9500	38,242	5.1	35,992	4.44
4.9501 - 7.4250	354,350	7.4	262,050	5.31
7.4251 - 9.9000	349,700	9.1	109,450	7.96
9.9001 - 12.3750	21,500	9.4	0	-
12.3751 - 14.8500	28,750	3.6	18,750	13.92
14.8501 - 17.3250	500	3.7	500	17.12
17.3251 - 19.8000	163,000	2.5	163,000	18.90
19.8001 - 22.2750	72,500	2.0	72,500	20.14
22.2751 - 24.7500	9,000	1.7	9,000	24.75

	1,189,401	6.4	823,101	$9.40

7.     Income Taxes

The income tax expense (benefit) for the years ended September 30, 2004, 2003 and 2002 is summarized below:

	2004	2003	2002
Current:
Federal	$2,460,740	$1,983,810	$(635,222)
State	141,753	194,204	(74,732)

	2,602,493	2,178,014	(709,954)
Deferred:
Federal	(146,833)	1,024,719	(5,378,812)
State	(17,274)	120,555	(632,801)

	(164,107)	1,145,274	(6,011,613)

Net tax expense (benefit)	$2,438,386	$3,323,288	$(6,721,567)

Continuing operations	$2,438,386	$3,323,288	$(6,942,721)

Discontinued operations	$-	$-	$221,154

A reconciliation of the income tax expense (benefit) related to the statutory federal income tax rate is as follows:

	2004	2003	2002
Statutory federal income tax rate of 34% applied to pre-tax income	$2,239,485	$2,872,916	$2,495,362
State income taxes, net of federal tax benefit	263,469	337,990	293,572
Benefit of state job tax credits	(231,524)	-	-
Effect of non-deductible company owned life insurance	141,978
Reversal of valuation allowance	-	-	(9,280,771)
Other, net	24,978	112,382	(229,730)

	$2,438,386	$3,323,288	$(6,721,567)

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—continued

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	2004	2003
Allowance for doubtful accounts	$1,839,200	$1,482,000
Non-accrued experience method	(354,256)	(472,341)
State tax net operating loss	1,512,914	1,497,704
Payroll related accruals.	1,319,156	495,413
Insurance related accruals.	3,716,650	3,058,142
Property and equipment and intangibles	(211,836)	1,418,437
Other, net.	36,564	214,930

Net deferred tax asset	$7,858,392	$7,694,285

As of September 30, 2004, we have approximately $32.8 million of net operating loss carryforwards relating to certain states with expiration dates ranging from one to eighteen years, with the majority averaging approximately 15 years.

We received approximately $0.2 million, $0.1 million and $0.3 million in cash income tax refunds during fiscal 2004, 2003 and 2002, respectively. Cash paid for taxes for the years ended September 30, 2004, 2003 and 2002 were approximately, $3.5 million, $0.4 million and $0.3 million, respectively.

We, in the normal course of business, may have differences between tax provision amounts initially recorded for financial reporting purposes and our final tax settlements. These differences are subject to applicable regulations. Management does not believe that any such final tax settlements would have a material adverse effect on our results of operations and financial position.

For fiscal 2002, we recorded a net tax benefit of $6.7 million primarily due to the full reversal of the valuation allowance. Management considered all available evidence primarily focusing on scheduled reversals of deferred tax assets and liabilities and projected future taxable income. Based on this analysis, management concluded it was more likely than not that all of the net deferred tax assets would be realized. Accordingly, we reversed the remaining valuation allowance as of September 30, 2002. In accordance with SFAS No. 109, “Accounting for Income Taxes”, the net tax benefit of $6.7 million was allocated first to continuing operations by taking the tax effect of pre-tax income from continuing operations and adding the tax effect of the full reversal of the valuation allowance. The remaining tax expense was allocated to discontinued operations. Based on this methodology, a $6.9 million tax benefit was allocated to continuing operations and $0.2 million tax expense was allocated to discontinued operations.

8.	Fair Values of Financial Instruments

The following methods and assumptions were used by us in estimating our fair value disclosures for financial instruments:

Cash and cash equivalents—The carrying amounts reported in the balance sheets approximate their fair value.

Long and short-term debt—The fair value of our Notes as determined by quotations on the applicable quotation service was approximately $20.4 million and $19.8 million at September 30, 2004 and 2003, respectively. The carrying amounts for short-term debt reported in the balance sheets approximate their fair value.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Employee Benefits

We have a contributory savings plan (the “Savings Plan”), which qualifies under Section 401(k) of the Internal Revenue Code (“Code”), covering all employees of our company (except, among others, highly compensated employees as defined in the Savings Plan, certain employees designated as part-time employees and employees deemed to be leased employees within the meaning of certain provisions of the Code). We, at our discretion, may match 33% of employee contributions to a maximum of 6% of employee earnings each Savings Plan year. Company contributions to the Savings Plan were approximately $0.4 million for each of the years ended September 30, 2004, 2003 and 2002, respectively.

Effective January 1, 2004, we adopted the amended and restated Pediatric Services of America, Inc. Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) for certain of our employees. The purpose of this Plan is to provide selected management or highly compensated personnel of our company with the opportunity to defer amounts of their compensation which might not otherwise be deferrable under other company plans, including the Savings Plan, and to receive the benefits of deferring their compensation, in the absence of certain restrictions and limitations in the Code. Participants elect the amount of pay they wish to defer up to the maximum percentage of compensation for the tier to which the employee is a member. Maximum deferrals range from 10% to 100% of compensation. We, at our discretion, may contribute to the Plan an amount equal to a percentage of the amount each Participant contributes to the Plan. The Non-Qualified Plan is intended to be an unfunded plan for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Company contributions and voluntary compensation deferrals are held in a “Rabbi Trust” as that term is defined in Revenue Procedure 92-64, 1992-2 C.B. 422. Distributions of Plan contributions and earnings will be made upon termination of employment, disability, retirement or the financial hardship of the participant. In-service benefits are also available to participants. Company contributions to the Non-Qualified Plan were approximately $0.1 million, $0.2 million and $0.1 million for the years ended September 30, 2004, 2003 and 2002, respectively. At September 30, 2004 and 2003, the Non-Qualified Plan’s assets of $2.0 million and $1.4 million, respectively, represented the cash surrender value of the insurance policies and are included in insurance cash surrender value and recoveries. The Non-Qualified Plan’s liability is discounted at 4.25% at September 30, 2004. The Non-Qualified Plan liability at September 30, 2004 and 2003 was $2.0 million and $1.4 million, respectively, and are included in deferred compensation.

Effective January 1, 1996, our Board of Directors adopted the Pediatric Services of America, Inc. Employee Stock Purchase Plan (the “ESPP”) as amended and approved by the shareholders at the January 29, 2002 Annual Meeting. The ESPP is administered by the Compensation Committee of the Board of Directors. Participant contributions in the ESPP are made through quarterly payroll deductions on an after-tax basis. On or about the last day of the calendar quarter, we contribute 15% of the total amount of each employee’s contributions to the ESPP for that quarter. Participants and company contributions are used to purchase shares of Common Stock at fair market value on the open market on or about the last day of the respective quarter. Company contributions to the ESPP were approximately $34,000, $29,000 and $31,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Commitments and Contingencies

As a result of operating in the health care industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of September 30, 2004, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that our coverage limits of insurance will be adequate.

In addition, we are subject to claims and lawsuits arising in the ordinary course of business. Based upon information available to date, management believes it has provided adequate reserves if needed for any unfavorable settlement; however, there can be no assurance that the ultimate resolution of such current pending legal proceedings would not have a material adverse effect on our consolidated financial or liquidity position.

We have entered into employment agreements with certain of our employees which provide, among other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control of the Company or a failure of the Company to comply with any material terms of the agreements.

During fiscal 2003, as a result of a field audit by a Medicare carrier, we were notified of an asserted claim for recoupment of approximately $1.7 million of accounts receivable. The carrier claimed that incomplete clinical documentation was contained in the patients’ medical records to substantiate the payments for the services provided. We investigated the assertion and determined that the alleged insufficiency related to information that is required to be maintained in the patient’s medical record.

During January 2003, the Medicare carrier notified us that it had begun recoupment of $1.7 million under audit against weekly disbursements made to us. As of April 28, 2003, we were notified by a representative of the Medicare carrier that upon further review a significant number of the patients contained in the original audit sample were deemed to have sufficient medical documentation and would be excluded from their reported findings which revised the recoupment to $0.8 million plus accrued interest. Medicare recouped this amount as of September 30, 2003 and we filed an appeal.

During the quarter ended September 30, 2004, we received a favorable determination from the Administrative Law Judge regarding the appeal. The settlement reached resolved this matter within our estimated liability of $0.36 million.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Basic and Diluted Income Per Share

Basic income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method).

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted net income per share:

	Year Ended September 30,
	2004	2003	2002
Denominator for basic income per share-weighted average shares	6,948,254	6,860,901	6,790,862
Effect of dilutive securities:
Options	425,943	235,402	359,189

Denominator for diluted income per share—adjusted weighted average shares	7,374,197	7,096,303	7,150,051

Antidilutive securities:
Options	298,591	402,816	398,375

12.    Segments

We have three reportable segments: Nursing and PPEC; Respiratory Therapy Equipment and Services (RTES); and Pharmacy. Our Nursing and PPEC division consists primarily of private duty home nursing care for predominately pediatric patients as well as Prescribed Pediatric Extended Care Centers which provide daily medical care for medically fragile children. Our Pharmacy division provides pharmaceutical products and services for our patients in the home or physician’s office. Our RTES division provides respiratory therapy equipment and services to patients in the home.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies (See Note 1). We evaluate performance based on profit or loss from operating income, excluding corporate, general and administrative expenses. Asset information by segment, including capital expenditures and net income (loss) beyond operating contribution margins are not provided to our Chief Operating Decision Maker (“CODM”). Inter-segment allocations have been eliminated.

Our reportable segments are defined based on the predominant line of net revenue which are reviewed by the CODM. The reportable segments are managed separately.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments—continued

The following table summarizes certain information for each of our company’s operating segments:

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment and Services	Consolidated Total
Year Ended September 30, 2004
Net revenue	$106,713,025	$83,629,299	$49,431,349	$239,773,673

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supples	63,575,384	989,401	982,547	65,547,332
Pharmacy product and supplies	5,338	54,835,180	3,404,876	58,245,394
Intercompany allocations		1,423,500	(1,423,500)	-
Disposables/Supplies	79,052	594,646	10,769,614	11,443,312

Total cost of goods and services	63,659,774	57,842,727	13,733,537	135,236,038
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	19,657,752	7,544,889	15,502,593	42,705,234
Business Insurance	4,909,931	863,223	1,758,651	7,531,805
Overhead	7,252,363	2,881,372	6,452,865	16,586,600

Total operating costs and expenses	31,820,046	11,289,484	23,714,109	66,823,639

Provision for doubtful accounts	1,094,991	414,652	2,142,368	3,652,011
Depreciation	336,269	231,346	2,575,523	3,143,138

Branch office contribution margin	$9,801,945	$13,851,090	$7,265,812	$30,918,847

Year Ended September 30, 2003
Net revenue	$101,941,499	$66,630,476	$47,020,516	$215,592,491

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supples	60,965,120	789,467	949,134	62,703,721
Pharmacy product and supplies	33,202	41,221,783	2,910,497	44,165,482
Intercompany allocations	(500)	1,494,100	(1,493,600)	-
Disposables/Supplies	70,384	922,753	10,082,259	11,075,396

Total cost of goods and services	61,068,206	44,428,103	12,448,290	117,944,599
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	18,391,611	7,190,750	14,562,190	40,144,551
Business Insurance	4,406,543	900,153	1,758,643	7,065,339
Overhead	6,092,413	3,246,262	5,953,982	15,292,657

Total operating costs and expenses	28,890,567	11,337,165	22,274,815	62,502,547

Provision for doubtful accounts	195,735	165,982	1,113,638	1,475,355
Depreciation	286,296	154,353	2,631,158	3,071,807

Branch office contribution margin	$11,500,695	$10,544,873	$8,552,615	$30,598,183

Year Ended September 30, 2002
Net revenue	$99,336,788	$54,707,002	$43,415,533	$197,459,323

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supples	60,115,613	709,870	984,655	61,810,138
Pharmacy product and supplies	6,431	31,839,138	2,733,427	34,578,996
Intercompany allocations	-	1,535,500	(1,535,500)	-
Disposables/Supplies	105,261	757,882	9,456,441	10,319,584

Total cost of goods and services	60,227,305	34,842,390	11,639,023	106,708,718
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	17,258,659	6,649,790	14,517,958	38,426,407
Business Insurance	2,370,335	818,787	1,606,047	4,795,169
Overhead	6,053,622	2,470,842	5,800,829	14,325,293

Total operating costs and expenses	25,682,616	9,939,419	21,924,834	57,546,869

Provision for doubtful accounts	337,117	336,297	1,256,258	1,929,672
Depreciation	241,680	184,973	2,603,762	3,030,415

Branch office contribution margin	$12,848,070	$9,403,923	$5,991,656	$28,243,649

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments—continued

	Year Ended September 30,
	2004	2003	2002
Total profit for reportable segments	$30,918,847	$30,598,183	$28,243,649

Corporate, general and administrative	(21,661,664)	(19,030,563)	(18,266,010)
Corporate depreciation and amortization	(573,089)	(982,543)	(1,038,524)
Other income	5,600	56,256	-
Gain on early extinguishment of debt	-	99,670	417,117
Interest income	139,148	138,074	166,980
Interest expense	(2,378,036)	(2,429,324)	(2,765,893)

Income from continuing operations, before income tax expense (benefit)	$6,450,806	$8,449,753	$6,757,319

13.    Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for fiscal 2004 and 2003 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Fiscal 2004 (1)
Net revenue	$59,830	$61,033	$58,413	$60,498
Operating income	3,055	3,151	2,245	$234
Net income	1,573	1,576	1,043	$(180)
Net income per share
Basic	$0.23	$0.23	$0.15	$(0.03)
Diluted	$0.22	$0.21	$0.14	$(0.03)

	Quarter
	First	Second	Third	Fourth
Fiscal 2003
Net revenue	$52,562	$53,637	$54,149	$55,244
Operating income	2,220	2,370	2,780	3,215
Net income	971	1,128	1,350	1,678
Net income per share
Basic	$0.14	$0.16	$0.20	$0.24
Diluted	$0.14	$0.16	$0.19	$0.23

(1) Results of Operations in the fourth quarter includes charges of $1.9 million for the retirement of our former CEO and other senior management changes as well as $0.3 million associated with the withdrawal of our S-3 Registration Statement. The remaining liability for the CEO separation costs are reflected in accrued compensation liability and deferred compensation liability in the amounts of $0.5 million and $0.4 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pediatric Services of America, Inc.

We have audited the accompanying consolidated balance sheets of Pediatric Services of America, Inc. as of September 30, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pediatric Services of America, Inc. at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Atlanta, Georgia

December 2, 2004

PEDIATRIC SERVICES OF AMERICA, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedules

Schedules numbered in accordance with Rule 5.04 of Regulation S-X

Page No.
II Valuation and Qualifying Accounts	68

All schedules except Schedule II have been omitted because the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant, or the schedules are not applicable.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

PEDIATRIC SERVICES OF AMERICA, INC.

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Year ended September 30, 2002:
Deducted from asset account:
Allowance for doubtful accounts	$5,520,000	$1,930,000		$67,000	(2)	$2,153,000	(1)	$5,364,000

Valuation allowance for net deferred tax assets	$5,203,000	$2,950,000	(3)	$-		$8,153,000	(4)	$-

Year ended September 30, 2003
Deducted from asset account:
Allowance for doubtful accounts	$5,364,000	$1,475,000		($66,000	)(5)	$2,873,000	(1)	$3,900,000

Year ended September 30, 2004
Deducted from asset account:
Allowance for doubtful accounts	$3,900,000	$3,652,000		$-		$2,712,000	(1)	$4,840,000

1) Uncollectible accounts written off, net of recoveries.

2) Allowance for doubtful accounts related to the MedLink acquisition.

3) Income tax benefit and provision to return differences.

4) Reversal of the valuation allowance due to analysis indicating it was more likely than not that the net deferred tax assets would be realized.

5) Reduction to Notes Payable per closing agreement related to the MedLink acquisition.

INDEX TO EXHIBITS

Exhibits

The following exhibits are filed with this report. We will furnish any exhibit upon request to Pediatric Services of America, Inc., 310 Technology Parkway, Norcross, Georgia 30092-2929. There is a charge of $.50 per page to cover expenses for copying and mailing.

10.9(cc)	Amendment No. 3 to the Amended and Restated Stock Option Plan

10.9(dd)	Separation Agreement by and between the Company and Joseph D. Sansone

10.9(ee)	Employment Agreement by and between the Company and Edward K. Wissing

10.9(ff)	Employment Agreement by and between the Company and Daniel J. Kohl

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

24	Powers of Attorney

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (CEO)

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)