Form 10-Q
period 2004-12-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2005-02-08
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of February 2, 2005 the Registrant had 7,179,921 shares of Common Stock, $0.01 Par Value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2004	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,831	$8,159
Accounts receivable, less allowances for doubtful accounts of $5,470 and $4,840, respectively	41,997	40,403
Prepaid expenses	2,975	1,102
Deferred income taxes	6,354	6,557
Workers’ compensation loss fund	3,657	3,327
Inventory	4,108	2,893
Insurance recoveries	2,906	3,473
Other current assets	362	630

Total current assets	67,190	66,544

Property and equipment:
Home care equipment held for rental	33,233	32,438
Furniture and fixtures	12,596	12,200
Vehicles	505	505
Leasehold improvements	2,438	2,392

	48,772	47,535
Accumulated depreciation and amortization	(38,950)	(38,076)

	9,822	9,459

Other assets:
Goodwill, less accumulated amortization of approximately $9,613	36,540	36,540
Certificates of need, less accumulated amortization of approximately $633 and $627, respectively	40	46
Deferred financing fees, less accumulated amortization of approximately $655 and $594, respectively	716	777
Noncompete agreements, less accumulated amortization of approximately $1,229 and $1,220, respectively	51	60
Deferred income taxes	724	1,301
Workers’ compensation bond collateral	2,317	2,311
Insurance cash surrender value and recoveries	8,578	9,742
Other	275	302

	49,241	51,079

Total assets	$126,253	$127,082

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands)

	December 31, 2004	September 30, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,808	$4,672
Accrued compensation	5,569	6,029
Income taxes payable	289	281
Accrued insurance	6,172	6,935
Refunds payable	1,307	1,489
Accrued interest	490	998
Other accrued liabilities	1,906	2,453
Deferred revenue	750	800
Current maturities of long-term obligations	121	157

Total current liabilities	22,412	23,814

Long-term accrued insurance	13,037	14,046
Deferred compensation	1,576	2,386
Long-term obligations, net of current maturities	20,373	20,385

Total liabilities	57,398	60,631
Redeemable preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—

Stockholders’ equity:
Common stock, $.01 par value, 80,000 shares authorized 7,146 and 7,031 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively	71	70
Additional paid-in capital	51,275	50,621
Retained earnings	17,509	15,760

Total stockholders’ equity	68,855	66,451

Total liabilities and stockholders’ equity	$126,253	$127,082

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Net revenue	$64,002	$59,830
Costs and expenses:
Costs of goods and services	37,065	33,296
Other operating costs and expenses
Salaries, wages and benefits	11,070	10,222
Business insurance	1,536	1,983
Overhead	4,098	4,172

Other operating costs and expenses	16,704	16,377
Corporate, general and administrative
Salaries, wages and benefits	3,326	3,557
Business insurance	30	44
Professional services	804	520
Overhead	663	734

Corporate, general and administrative	4,823	4,855
Provision for doubtful accounts	893	1,383
Depreciation and amortization	1,032	864

Total costs and expenses	60,517	56,775

Operating income	3,485	3,055
Other income	—	4
Interest income	42	43
Interest expense	(603)	(532)

Income before income tax expense	2,924	2,570
Income tax expense	1,175	997

Net income	$1,749	$1,573

Net income per share data:
Basic	$0.25	$0.23

Diluted	$0.23	$0.22

Weighted average shares outstanding:
Basic	7,093	6,882

Diluted	7,446	7,251

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$1,749	$1,573
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,032	864
Provision for doubtful accounts	893	1,383
Amortization of deferred financing fees	61	18
Disqualifying disposition of stock options	17	—
Nonqualified stock options	238	—
Changes in operating assets and liabilities:
Accounts receivable	(2,487)	(6,906)
Prepaid expenses	(1,873)	(1,465)
Inventory	(1,215)	(361)
Other assets	272	51
Workers’ compensation loss fund	(330)	(1,099)
Workers’ compensation bond collateral	(6)	484
Accounts payable	1,136	787
Income taxes payable	8	(26)
Accrued insurance, liabilities, refunds and interest	(1,818)	(766)

Net cash used by operating activities	(2,323)	(5,463)
Investing activities:
Purchases of property and equipment	(1,357)	(1,568)

Net cash used in investing activities	(1,357)	(1,568)
Financing activities:
Principal payments of long-term debt	(48)	(48)
Deferred financing fees	—	(47)
Proceeds from exercise of stock options	400	14

Net cash provided by (used in) financing activities	352	(81)

Decrease in cash and cash equivalents	(3,328)	(7,112)
Cash and cash equivalents at beginning of period	8,159	9,171

Cash and cash equivalents at end of period	$4,831	$2,059

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,074	$1,073

Cash paid for taxes	$139	$1,024

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2005. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2004 included in our Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in our 2004 Annual Report.

2. Summary of Significant Accounting Policies

Description of Business

We provide a broad range of pediatric health care services and equipment including nursing, respiratory therapy, rental and sale of durable medical equipment, pharmaceutical services and infusion therapy services. In addition, we provide pediatric rehabilitation services, day treatment centers for medically fragile and chronically ill children and pediatric well care and immunization services. We also provide case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other health care providers. Our services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. As a complement to our pediatric respiratory and infusion therapy services, we also provide respiratory and infusion therapy and related services for adults. For financial reporting purposes, our branch offices are aggregated into three reportable segments based on their predominant line of net revenue in accordance with the Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (see Note 7).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates and the differences could be material. For example, due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in recording net revenues and determining provisions for doubtful accounts. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available to management.

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

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue expected to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $8.8 million and $7.0 million for which services have been rendered but the amounts were unbilled as of December 31, 2004 and September 30, 2004, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

Summary of Significant Accounting Policies - continued

Workers’ Compensation Loss Fund

Our workers’ compensation insurance carrier, rated A by AM Best Company, requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is then reduced by the monthly loss fund payments. The net balance at December 31, 2004 was $3.7 million. The insurance carrier has the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date has not indicated the need to do so. The policy for fiscal 2005 will be funded in a similar manner with the cash requirement estimated to be $1.0 million.

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.04 million and $0.03 million for the three months ended December 31, 2004 and 2003, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below:

For The Year Ending September 30,
2005	$148,000
2006	$129,000
2007	$88,000
2008	$86,000
2009	$86,000

Workers’ Compensation Bond Collateral

We have secured surety bonds of $2.5 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of December 31, 2004, the surety bonds were collateralized by $2.3 million cash posted to a third party escrow account. We have received notification from the carrier of their intent to reduce the required cash collateral by approximately $0.8 million and to return that amount to us during fiscal 2005.

Accrued Insurance/Insurance Recoveries

We retain the services of an independent actuary to prepare an actuarial analysis of our development of reported and incurred but not reported claims for workers’ compensation, medical malpractice and employee medical benefit plans. These estimates are updated as determined necessary based on recent claims history and other events. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management. Accrued workers’ compensation and medical malpractice losses have been discounted at 6%.

We renewed our insurance program on October 1, 2004 for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Our Workers’ Compensation carrier, Argonaut Insurance Company, is rated A by AM Best Company.

Lillie Axelrod, spouse of director Michael Axelrod, is an employee of Acordia Inc. Acordia provides insurance brokerage services to us. Mrs. Axelrod is paid a commission based on the fees paid to Acordia. During fiscal 2005, the fees expected to be paid by us to Acordia will be approximately $0.175 million.

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

Impact of Recently Issued Accounting Standards

See Note 4.

3. Long-Term Borrowing Arrangements

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

On April 16, 1998, we issued, in a private placement, $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, which were subsequently replaced on May 12, 1998, with $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A, registered with the Securities and Exchange Commission (the “Notes”). The Indenture under which the Notes were issued allows us to repurchase the Notes at our discretion. All bids to repurchase have been based upon a number of factors including cash availability, interest rates on invested cash, other capital investment alternatives, and relative ask prices quoted by the market maker. Each decision to repurchase the Notes has been arrived at independently using the above criteria and we do not have a formal plan in place to repurchase the Notes. At December 31, 2004, total borrowings outstanding under the Notes were approximately $20.4 million.

4. Stock Option Plans

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted by us no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123 using the modified prospective method.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

Stock Option Plans - continued

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) on our future financial statements cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the fluctuation in our share price. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share described below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the three months ended December 31, 2004 and 2003 for such excess tax deductions were $0.3 million and $0.0 million, respectively.

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

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Our pro forma information follows (in thousands, except for net income per share information):

	Three Months Ended December 31,
	2004	2003
Net Income
As reported	$1,749	$1,573
Fair value based method compensation expense, net of tax	(486)	(277)

Pro forma net income	$1,263	$1,296

Basic income per share
As reported	$0.25	$0.23

Pro forma	$0.18	$0.19

Diluted income per share
As reported	$0.23	$0.22

Pro forma	$0.17	$0.18

5. Commitments and Contingencies

As a result of operating in the health care industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of December 31, 2004, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that our coverage limits of insurance will be adequate.

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

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted net income per share:

	Three Months Ended December 31,
	2004	2003
Denominator for basic income per share-weighted average shares	7,093	6,882
Effect of dilutive securities:
Options	353	369

Denominator for diluted income per share—adjusted weighted average shares	7,446	7,251

Antidilutive securities:
Options	341	308

7. Segments

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

Our reportable segments are defined based on the predominant line of net revenue which is reviewed by the CODM. The reportable segments are managed separately.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

Segments – continued

The following table summarizes certain information for each of our company’s operating segments:

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment and Services	Consolidated Total
Three Months Ended December 31, 2004
Net revenue	$28,861	$22,181	$12,960	$64,002

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	17,183	371	249	17,803
Pharmacy product and supplies	—	15,212	853	16,065
Intercompany allocations	—	—	—	—
Disposables/Supplies	17	143	3,037	3,197

Total cost of goods and services	17,200	15,726	4,139	37,065
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	4,891	2,298	3,881	11,070
Business insurance	942	203	391	1,536
Overhead	1,709	820	1,569	4,098

Total operating costs and expenses	7,542	3,321	5,841	16,704
Provision for doubtful accounts	161	313	419	893
Depreciation	80	82	718	880

Branch office contribution margin	$3,878	$2,739	$1,843	$8,460

Three Months Ended December 31, 2003
Net revenue	$26,013	$21,668	$12,149	$59,830

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	15,252	240	245	15,737
Pharmacy product and supplies	2	13,823	821	14,646
Intercompany allocations	—	370	(370)	—
Disposables/Supplies	21	167	2,725	2,913

Total cost of goods and services	15,275	14,600	3,421	33,296
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	4,841	1,681	3,700	10,222
Business insurance	1,278	239	466	1,983
Overhead	1,868	718	1,586	4,172

Total operating costs and expenses	7,987	2,638	5,752	16,377
Provision for doubtful accounts	334	381	668	1,383
Depreciation	83	47	593	723

Branch office contribution margin	$2,334	$4,002	$1,715	$8,051

	Three Months Ended December 31,
	2004	2003
Total profit for reportable segments	$8,460	$8,051

Corporate, general and administrative	(4,823)	(4,855)
Corporate depreciation and amortization	(152)	(141)
Other income	—	4
Interest income	42	43
Interest expense	(603)	(532)

Income before income tax expense	$2,924	$2,570

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of our company. When used in this Form 10-Q, the words “may,” “targets,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. We caution that various factors, including the factors described below and elsewhere in this report, and including those set forth in Item 1 under the caption “Risk Factors” in our 2004 Annual Report on Form 10-K, as well as those discussed in our other filings with the Securities and Exchange Commission, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf. The following are among the important factors that could cause actual results to differ materially from the results discussed herein:

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included in this quarterly report.

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

A number of other pilots and demonstrations are mandated by the MMA, signaling the likelihood of continued re-design of certain aspects of the Medicare program. While the more immediately visible changes mandated by the MMA relate to extension of the Medicare benefit to prescription drug coverage, other aspects may impact the operations and profitability of health care providers, including our company. Among other things, the MMA mandates a phased-in competitive bidding process for Medicare procurement of certain durable medical equipment (DME), commencing in the ten (10) largest Metropolitan Statistical Areas (MSAs) in 2007, followed by the next eighty (80) largest MSAs in 2009. Moreover, the Secretary of the United States Department of Health & Human Services has the authority to apply competitive bidding nationally for the highest cost, highest volume items and services and those items and services that the Secretary determines to have the “largest savings potential.” There will also be at least a five (5) year freeze in the Consumer Price Index update for reimbursement rates for DME where competitive bidding prices are not applicable. In addition, commencing in 2005, reimbursement for certain items and services (e.g., oxygen and oxygen equipment) that are not subject to competitive bidding will be capped at the 2002 rate or the “Median Federal Employee Health Plan Price” established in 2002, whichever is lower. We are analyzing the impact of these reimbursement changes to our RTES segment and plan to address the proposed reductions by altering our business model with changes such as reducing costs, growing revenue through our managed care marketing strategies and seeking additional ways to improve productivity. For fiscal year 2005, the impact of these regulations to the approximately 38% of our net revenue that is derived from the Medicare program will be to reduce our profitability in the RTES segment. There can be no assurance that we will not face increased margin pressures from subsequent reimbursement changes beyond 2005.

Under the MMA, there are major changes in the Medicare payment rates for hemophilia products beginning in 2005. Currently, Medicare reimburses for blood clotting factor at 95 percent of AWP. Effective January 1, 2005, we will be paid for blood clotting factor based on the new ASP methodology. We expect that the resulting payment rates will be lower than the current rates for these products. In addition, the Centers for Medicare & Medicaid Services (“CMS”) will make a separate payment to the entity that provides blood clotting factor to a Medicare beneficiary for items and services related to the furnishing of such products. The amount of this separate payment is capped so that the total of the ASP payment rate and the separate payment amount cannot exceed 95 percent of AWP. It is possible that the proposed separate payment amount will be inadequate for the service level requirements of the Medicare beneficiary with hemophilia. While our current census of Medicare beneficiary hemophilia patients is quite low, the potential for select state Medicaid programs to adopt changes to their payment rates based upon Medicare changes exists. Such changes could result in a payment amount that would be inadequate for the required service level. We are analyzing the impact of these reimbursement changes to our Pharmacy segment and plan to address the proposed reductions by altering our business model with changes such as reducing costs, growing revenue through our managed care marketing strategies and seeking additional ways to improve productivity. There can be no assurance that we will not face increased margin pressures from reimbursement changes.

As described in our prior SEC filings, Georgia Medicaid’s contractor (the “Contractor”) missed the original implementation date of October 1, 2002 and delayed the “go live” date until April 1, 2003 for its new Multi Health Network system (“MHN”). Georgia Medicaid is an important customer of ours and represents approximately 6% of our annual billed revenue. Some of the continuing problems we are trying to resolve with Georgia Medicaid include: correcting conflicts between provider numbers, categories of service, membership identification, units of measure, authorized duration of service and corresponding procedure codes within its authorization module. Given the State’s apparent unwillingness to agree to a timely settlement on a large number of claims from our RTES segment, we are working with external legal counsel on the range of alternatives available to us, including initiating legal action. While we continue to evaluate our alternatives including litigation, we are continuing our collection efforts on these aged accounts receivable balances. Based upon the information available to date, we believe we have recorded an adequate allowance against these receivable balances.

While certain states are realizing relief from prior revenue shortfalls and some are reporting surpluses, concern over a reduction in the future level of Federal Medical Assistance Percentages dampens the likelihood that these Medicaid payment limitations will be abated at any time in the near future. While many of the states in which we operate are discussing alternatives which could have the effect of restricting eligibility for Medicaid benefits or increase the use of managed care organizations in the administration of benefits, we are not aware of any specific proposals being actively evaluated which would have a material adverse impact upon our operations or financial results. In an effort to impact these legislative issues, we have engaged consultants in selected markets to directly present our cost saving strategies and related rate requests to the Medicaid programs. Beginning in fiscal 2005, we received a rate increase for our Private Duty Nursing services from two states. In addition, our local market staff routinely collaborates with the appropriate community and regulatory authorities on our behalf as well as our patients.

The HIPAA standard transaction in data set rules mandate that Covered Entities, including our company, transmit claims and certain related healthcare information in standardized formats and data sets. Compliance was required on October 16, 2003, but many payors, including most state Medicaid agencies, were not in compliance by that date. To date, many Medicaid agencies are running dual systems to accommodate HIPAA compliant transactions as well as non-compliant transactions. Some states, however, are running only HIPAA compliant systems and other states are not yet HIPAA compliant. There is uncertainty as to when those states using dual systems will discontinue their non-HIPAA compliant systems. These uncertainties surrounding claims processing as a result of HIPAA’s standard transaction and code set rules, which uncertainties are outside our control, have resulted in delayed reimbursement by some payors, including Medicaid agencies. We expect that the impact to our cash collections from non-HIPAA compliant payors should continue to decline throughout fiscal 2005.

Company Events & Updates

During the first quarter of fiscal 2005, Edward K. Wissing, Chairman of the Board, assumed the role as Executive Chairman of the Board. Our new Chief Executive Officer, Daniel J. Kohl, began employment December 15, 2004. Upon Mr. Dan Kohl’s arrival, we have initiated a strategic review of our operations. This process seeks to bring clarity to our strategic focus, validate the business models within each segment, determine our strategic path, rationalize our assets and determine the resulting capital structure.

With respect to compliance with Sarbanes-Oxley requirements related to internal controls over financial reporting, we continue to work with our consultants on the documentation process and believe that our project is on schedule. The schedule allows for adequate time to perform the required testing and potential remediation tasks prior to required testing by our external auditors.

Risk Management

We have spent significant time and resources to move towards a fully implemented Enterprise Risk Management Model. This approach to risk management emphasizes assessment of risk from a broader perspective and relies upon significant employee education initiatives and awareness of a variety of risk exposures. Our full time risk manager, who possesses extensive homecare and occupational medicine experience, has strengthened the initial incident reporting and investigation process. We are seeing evidence that these process refinements are positively influencing claim adjustment activities and ultimately, the actuarial estimates of loss history. Our Risk Committee, which is comprised of members of the Compliance, Legal, Human Resources, Internal Audit and Risk Management Departments, continues to monitor incident reporting and claim adjustment activity, review existing patient census and discharge high-risk cases where legally permissible. Our Risk Committee employs a multi-functional approach to its decision making process. We continue to educate branch office staff on risk management procedures including appropriate nurse staffing decisions. In addition, our third party actuary analyzes our medical malpractice loss history and quantifies liability recognition under the policy terms. Under our medical malpractice policy, if our loss experience worsens it could have a material adverse effect on our financial results and liquidity position.

Operations

We have three reportable segments: (i) Nursing and PPEC, (ii) Pharmacy and (iii) RTES (see Notes to the Condensed Consolidated Financial Statements-Note 7).

In the Nursing and PPEC segment, we continue to see pressures on both reimbursement levels and wage rates in key markets. Despite continued reductions in authorized levels of service in certain key Medicaid states, we have successfully increased the number of hours staffed. A renewed focus on same store revenue growth is being undertaken. This initiative includes improving the alignment and establishing financial incentives for our local market sales and marketing resources to maximize the potential of existing managed care contracts by “pulling” patient referrals through these relationships.

In the Pharmacy segment, we continue to experience a decline in gross margin rates across many of our key product offerings. For instance, within the hemophilia factor product, clinical changes in a patient’s condition can dictate rapid changes to the specific type and amount of drugs provided. These alternative drugs may have relatively higher acquisition costs and lower reimbursement levels based on the payor. Given the expanded, though increasingly concentrated census, changes of this type expose the Pharmacy segment revenue and contribution margin to significant volatility. Payor initiated reductions to reimbursement levels with no corresponding reduction to acquisition costs pose a significant threat to future contribution margin levels. In response to these changing market conditions we have undertaken a series of initiatives including recruiting for a National Hemophilia Director to coordinate our existing programs and provide dedicated focus on expansion. In addition, we have increased development of marketing materials which highlight our clinical and service expertise as integral components of our pharmacy programs, as well as explored potential business relationships with hemophilia treatment centers to manage their patient populations and continued to refine operational best practices to assure maximized clinical compliance and efficiency. During the three months ended December 31, 2004, we experienced a year over year net revenue increase of approximately $0.5 million in our seasonal Synagis product. The payor mix in the three months ended December 31, 2004 yielded a lower gross margin as compared to the three months ended December 31, 2003.

Our start up pharmacy in the Orlando market received its required licensure late in the first quarter of fiscal 2005, which was later then we had anticipated. This delay caused start up losses of approximately $0.1 million in the three months ended December 31, 2004. Start up losses attributable to the Denver start-up pharmacy were approximately $0.14 million in the three months ended December 31, 2004.

In the RTES segment, we continue to invest in and expand our sales and marketing program. We are focusing our sales and marketing efforts upon the higher acuity respiratory patients to leverage our clinical competencies and more actively manage the core product mix. As a result, we have begun to see increases in target referrals from managed care payors in select markets. However, we have experienced an increased rate of replacement for several equipment items in our core rental fleet. These increasing capital expenditures reflect growing market acceptance of improved versions of these core products. Many of those items have become smaller and more portable and are increasingly requested by patients and referring physicians. These items have higher acquisition costs and to date, reimbursement levels have not increased. In addition, we are experiencing decreased reimbursement for certain disposable and supply items, as well as the elimination of reimbursement for other select items (see “Home Healthcare Industry Events & Updates” above for additional discussion). In order to address the continued margin pressures on our RTES segment, our Product Review Committee continues to standardize product selections, aggregate product volumes and decrease our number of vendors in an attempt to maximize purchasing power. As we seek to fill the vacant Divisional Vice President position, execution of these initiatives will be critical to achieving the desired objectives.

Source & Availability of Clinical Personnel

During the 13 weeks ending December 25, 2004, our case hours staffed increased to approximately 791,000 as compared to 763,000 in the 13 weeks ended September 25, 2004. We continue to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. We have made additional investments in six new local market nurse recruiters to help reduce unstaffed hours. We believe that case hours staffed is the most appropriate measurement of nursing activity. To date, we have seen inconsistent results in a number of markets and will continue to assess and respond accordingly. We anticipate that over time, our nurse scheduling system, SHINE, will help to improve both un-staffed hours and gross margin levels; however, there can be no assurance that this will occur.

CRITICAL ACCOUNTING POLICIES

Net Revenue

Due to the nature of the health care industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to us. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. As of December 31, 2004, we had no material claims, disputes or unsettled matters with third-party payors, nor were there any material pending settlements with third-party payors except as disclosed under the “Recent Developments” section above.

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

Accrued Insurance

We retain the services of an independent actuary to prepare an actuarial analysis of our development of reported and incurred but not reported claims for workers’ compensation, medical malpractice and employee benefit plans. These estimates are updated as determined necessary based on recent claims history and other events. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to us. Accrued workers’ compensation and medical malpractice losses have been discounted at 6%.

RESULTS OF OPERATIONS

The following table is derived from our unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

	Percentage of Net Revenue		Period-to-Period Percentage Increase (Decrease)
	Three Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004
Net Revenue	100.0%	100.0%	7%
Costs of goods and services	57.9	55.7	11
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	17.3	17.1	8
Business insurance	2.4	3.3	(23)
Overhead	6.4	7.0	(2)

Other operating costs and expenses	26.1	27.4	2
Corporate, general and administrative
Salaries, wages and benefits	5.2	5.9	(7)
Business insurance	—	0.1	(32)
Professional services	1.3	0.9	55
Overhead	1.0	1.2	(10)

Corporate, general and administrative	7.5	8.1	(1)
Provision for doubtful accounts	1.4	2.3	(35)
Depreciation and amortization	1.7	1.4	19

Operating income	5.4	5.1	14
Other income	—	—	(100)
Interest income	0.1	0.1	(3)
Interest expense	(0.9)	(0.9)	13

Income before income tax expense	4.6%	4.3%	14%

We provide a broad range of health care services and products principally for children and, to a lesser extent, young adults and geriatric patients. The following table summarizes both services and products based upon estimated percentages of net billings of each major category for the periods indicated:

	Three Months Ended December 31,
	2004 % Total	2003 % Total
Pediatric Home Health Care
Nursing and PPEC	41.5%	39.7%
Respiratory Therapy Equipment and Services	7.9%	7.8%
Pharmacy	28.7%	29.2%

Total Pediatric Home Health Care	78.1%	76.7%

Adult Home Health Care
Nursing	4.6%	4.6%
Respiratory Therapy Equipment and Services	8.5%	8.9%
Pharmacy	8.8%	9.8%

Total Adult Home Health Care	21.9%	23.3%

Total	100.0%	100.0%

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Net revenue increased $4.2 million, or 7%, to $64.0 million in the three months ended December 31, 2004 from $59.8 million in the three months ended December 31, 2003. For the Nursing and PPEC segment net revenue increased $2.9 million, or 11%, to $28.9 million in the three months ended December 31, 2004 from $26.0 million in the three months ended December 31, 2003. Of this growth, $0.2 million was attributable to the Macon start up PPEC branch and $0.3 million was from PPEC same store growth. The increase of $2.4 million in Nursing net revenue was concentrated in the states of Florida, Massachusetts, Texas, Georgia, Virginia and Pennsylvania. Pharmacy net revenue increased $0.5 million, or 2%, to $22.2 million in the three months ended December 31, 2004 from $21.7 million in the three months ended December 31, 2003. This increase in Pharmacy net revenue is attributable to increased seasonal Synagis product of approximately $0.5 million. We experienced net revenue declines in hemophilia factor and unit dose respiratory medications which were offset by increases in growth hormone and other infusion therapies. RTES net revenue increased $0.8 million, or 7%, to $12.9 million in the three months ended December 31, 2004 from $12.1 million in the three months ended December 31, 2003. The increase was across all core products. In the three months ended December 31, 2004, we derived approximately 52% of our net revenue from commercial insurers and other private payors, 42% from Medicaid and 6% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $3.8 million, or 11%, to $37.1 million in the three months ended December 31, 2004 from $33.3 million in the three months ended December 31, 2003. Costs of goods and services of the Nursing and PPEC segment increased $1.9 million, or 13%, to $17.2 million in the three months ended December 31, 2004 from $15.3 million in the three months ended December 31, 2003. Costs of goods and services as a percentage of the Nursing and PPEC segment net revenue increased to 60% in the three months ended December 31, 2004 from 59% in the three months ended December 31, 2003. The Pharmacy segment cost of goods and services increased $1.1 million, or 8%, to $15.7 million in the three months ended December 31, 2004 from $14.6 million in the three months ended December 31, 2003. Pharmacy costs of goods and services as a percentage of net revenue increased to 71% in the three months ended December 31, 2004 from 67% in the three months ended December 31, 2003. Included in the 67% for the three months ended December 31, 2003 was an intercompany allocation of unit dose respiratory transfer pricing to the RTES segment of approximately $0.4 million or 2% of net revenue. In response to the reimbursement reductions effective on January 1, 2005, we made a decision to eliminate the transfer pricing to the RTES segment. Normalized for this elimination the true impact to the Pharmacy segment was a six percentage point increase of costs of goods and services as a percentage of net revenue. This 6% increase is attributable to the replacement of comparatively high gross margin hemophilia factor and unit dose respiratory products with comparatively lower gross margin growth hormone, Synagis and other infusion therapies. The RTES segment cost of goods and services increased $0.7 million, or 21%, to $4.1 million in the three months ended December 31, 2004 from $3.4 million in the three months ended December 31, 2003. Costs of goods and services as a percentage of net revenue increased to 32% in the three months ended December 31, 2004 from 28% in the three months ended December 31, 2003. Included in the 28% for the three months ended December 31, 2003 was a credit of $0.4 million or 3% of RTES net revenue related to the unit dose respiratory transfer pricing. Normalized for this elimination the true impact to the RTES segment was a one percentage point increase of cost of goods and services as a percentage of net revenue. This increase is primarily attributable to higher consumption of disposals and supplies.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $0.3 million, or 2%, to $16.7 million in the three months ended December 31, 2004 from $16.4 million in the three months ended December 31, 2003. In the Nursing and PPEC segment, other operating costs and expenses decreased $0.5 million, or 6%, to $7.5 million in the three months ended December 31, 2004 from $8.0 million in the three months ended December 31, 2003. As a percentage of net revenue, the Nursing and PPEC segment costs decreased to 26% in the three months ended December 31, 2004 from 31% in the three months ended December 31, 2003. The primary factor was decreased allocated business insurance costs. In the Pharmacy segment, other operating costs and expenses increased $0.7 million, or 26%, to $3.3 million in the three months ended December 31, 2004 from $2.6 million in the three months ended December 31, 2003. As a percentage of net revenue these costs increased to 15% in the three months ended December 31, 2004 from 12% in the three months ended December 31, 2003. This increase includes administrative salaries of approximately $0.2 million attributable to start up operations in the Orlando and Denver markets. In addition, a decision was made to change management responsibility for the infusion visit program in select markets from the Nursing segment to the Pharmacy segment. This decision resulted in the reclassification of approximately $0.2 million of administrative salaries in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. In the RTES segment, costs and expenses increased $0.1 million, or 2%, to $5.8 million in the three months ended December 31, 2004 from $5.8 million in the three months ended December 31, 2003. As a percentage of net revenue these costs decreased to 45% in the three months ended December 31, 2004 from 47% in the three months ended December 31, 2003.

Corporate, general and administrative costs remained relatively constant at $4.8 million in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. As a percentage of net revenue, corporate, general and administrative costs remained relatively constant at 8% in the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

Provision for doubtful accounts decreased $0.5 million, or 35%, to $0.9 million in the three months ended December 31, 2004 from $1.4 million in the three months ended December 31, 2003. Cash collections as a percentage of net revenue were 97% and 90% in the three months ended December 31, 2004 and 2003, respectively.

Depreciation and amortization increased $0.2 million, or 19% to $1.0 million in the three months ended December 31, 2004 as compared to $0.9 million in the three months ended December 31, 2003.

Interest expense increased $0.1 million, or 13%, to $0.6 million in the three months ended December 31, 2004 from $0.5 million in the three months ended December 31, 2003. Our average debt outstanding remained constant.

Income tax expense increased $0.2 million, or 18%, to $1.2 million in the three months ended December 31, 2004 from $1.0 million in the three months ended December 31, 2003.

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

Cash collections as a percentage of net revenue for the three months ended December 31, 2004 and 2003 was 97% and 90%, respectively. While we anticipate that we will continue to achieve our cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

During the three months ended December 31, 2004, we purchased medical equipment to service existing patients and made routine purchases of computer equipment to maintain and upgrade our technology infrastructure. We anticipate future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. We anticipate funding these capital expenditures with cash flow from operations.

HIPAA’s standard transaction in data set rules mandate that Covered Entities, including our company, transmit claims and certain related healthcare information in standardized formats and data sets. (See “Recent Developments” above.)

Risk Management

Our workers’ compensation insurance carrier, rated A by AM Best Company, requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is then reduced by the monthly loss fund payments. This cash requirement is estimated to be $1.0 million for fiscal 2005. The net balance at December 31, 2004 and September 30 2004 was $3.7 million and $3.3 million, respectively. The insurance carrier has the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date has not indicated the need to do so.

We have secured surety bonds of $2.5 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of December 31, 2004, the surety bonds were collateralized by $2.3 million cash posted to a third party escrow account. We have received notification from the carrier of their intent to reduce the required cash collateral by approximately $0.8 million and return the funds to the Company during fiscal 2005.

We renewed our employee medical benefit plans on January 1, 2005. We determined it to be advantageous to continue to use a self insured model instead of a guaranteed minimum premium model. Claim history for calendar 2004 was positive and calendar 2005 pricing is within market inflation estimates. This plan ultimately exposes us to greater risk, although the self-insured model’s stop loss, aggregate loss and tail liability features provide sufficient protection such that it is more likely than not that we will realize cost savings, as compared to the guaranteed minimum premium model coverage. In addition, the self-insured model carrier’s medical and disease management capabilities along with its pharmacy formulary protocols and wellness care programs should enable us to deliver to our employees a more effective and competitive plan. We recognize that the features of our medical benefit plan are important to the recruiting and retention of clinical and administrative staff and we are committed to offering a plan that is fully competitive with those offered by other home care providers.

As a result of operating in the health care industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of December 31, 2004, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of our insurance policy will be adequate.

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

In addition, we are subject to accident claims arising out of the normal operation of our fleet of vans and small trucks, and we maintain insurance intended to cover such claims. A successful claim against us in excess of our insurance coverage could have a material adverse effect upon our business. Claims against us, regardless of their merits or eventual outcome, also may have a material adverse effect upon our reputation and business.

We are, from time to time, subject to lawsuits arising in the ordinary course of business, some of which may allege damages which would not be covered under our existing insurance policies. We establish our reserves for these lawsuits based upon the information available to date and believe our reserves are adequate, however there can be no assurance that the ultimate settlement of these lawsuits will not have a material adverse effect on our operations and financial results.

Capital Resources

We currently believe that our liquidity position will be adequate to satisfy our working capital requirements, professional and commercial liability insurance loss funding, workers’ compensation collateral requirements, and income tax payments. Our current source of liquidity is cash on hand, cash flow from operations and availability under the Credit Agreement. We are exposed to fluctuations in cash collection results.

CONTINGENT LIABILITIES AND COMMITMENTS

Our former workers’ compensation carrier requires the estimated loss reserve to be secured by surety bonds (see “Liquidity and Capital Resources”).

On October 1, 2004, we completed our annual renewal of our risk management programs and implemented several changes (see “Liquidity and Capital Resources”).

We have entered into employment agreements with certain employees which provide, among other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control or a failure to comply with any material terms of the agreements. We have a Non-Qualified Deferred Compensation Plan for certain of our employees. The Plan’s deferred compensation liability as of December 31, 2004 was approximately $1.2 million.

The following table represents a schedule of our contractual obligations and commitments as of December 31, 2004:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long-term debt
Subordinated Notes	$20,350	$—	$—	$20,350	$—
Other notes payable	144	121	23	—	—
Operating leases	16,516	4,337	5,993	3,070	3,116

	$37,010	$4,458	$6,016	$23,420	$3,116

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face a number of market risk exposures including risks related to cash and cash equivalents, accounts receivable and interest rates. Cash and cash equivalents are held primarily in one financial institution. We perform periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily health care industry related, represent a risk to us given the current environment in the health care industry. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, individuals and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes, substantial accounts receivable for a small number of hemophilia factor patients and disruptions to cash collections due to the inability of some payors to process claims.

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

Based on a hypothetical immediate 150 basis point increase in interest rates at December 31, 2004 and 2003, the market value of our Notes would be reduced by approximately $0.8 million and $1.0 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our Notes outstanding at December 31, 2004 and 2003 of approximately $0.8 million and $1.0 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various pending or threatened legal actions, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of our business and allege lawsuits relating to personal injury torts, product liability, and other legal issues. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. We currently maintain professional and commercial liability insurance intended to cover such actions and proceedings as discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. In addition, some of these lawsuits may allege damages which may not be covered under our existing insurance polices. Based upon information available to date, management believes it has provided adequate reserves if needed for any unfavorable settlement; however, there can be no assurance that the ultimate resolution of such current pending legal proceedings would not have a material adverse effect on our consolidated financial or liquidity position.

ITEM 6. EXHIBITS.

The following exhibits are filed with this report:

10.9	(gg)	Non-Qualified Deferred Compensation Plan, effective January 1, 2005, filed herewith.

31.1		Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2		Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1		Section 1350 Certification (CEO)

32.2		Section 1350 Certification (CFO)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

Date: February 8, 2005	By:	/s/ JAMES M. MCNEILL
James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)