Form 10-Q
period 2005-03-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2005-05-10
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 3, 2005 the Registrant had 7,251,888 shares of Common Stock, $0.01 par value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,187	$8,159
Accounts receivable, less allowances for doubtful accounts of $4,795 and $4,840, respectively	42,358	40,403
Prepaid expenses	2,539	1,102
Income tax receivable	618	—
Deferred income taxes	6,300	6,557
Workers’ compensation loss fund	4,013	3,327
Inventory	3,414	2,893
Insurance recoveries	1,465	3,473
Other current assets	294	630

Total current assets	69,188	66,544

Property and equipment:
Home care equipment held for rental	33,971	32,438
Furniture and fixtures	12,974	12,200
Vehicles	500	505
Leasehold improvements	3,180	3,102

	50,625	48,245
Accumulated depreciation and amortization	(40,009)	(38,207)

	10,616	10,038

Other assets:
Goodwill, less accumulated amortization of approximately $9,613	36,540	36,540
Certificates of need, less accumulated amortization of approximately $638 and $627, respectively	35	46
Deferred financing fees, less accumulated amortization of approximately $715 and $594, respectively	656	777
Noncompete agreements, less accumulated amortization of approximately $1,239 and $1,220, respectively	41	60
Deferred income taxes	465	1,301
Workers’ compensation bond collateral	1,507	2,311
Insurance cash surrender value and recoveries	4,956	9,742
Other	252	302

	44,452	51,079

Total assets	$124,256	$127,661

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands)

	March 31, 2005	September 30, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,180	$4,672
Accrued compensation	5,726	6,029
Income taxes payable	—	281
Accrued insurance	4,758	6,935
Refunds payable	1,226	1,489
Accrued interest	1,033	998
Other accrued liabilities	2,787	3,032
Deferred revenue	776	800
Current maturities of long-term obligations	83	157

Total current liabilities	21,569	24,393

Long-term accrued insurance	10,227	14,046
Deferred compensation	1,556	2,386
Long-term obligations, net of current maturities	20,362	20,385

Total liabilities	53,714	61,210

Redeemable preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—

Stockholders’ equity:
Common stock, $.01 par value, 80,000 shares authorized 7,250 and 7,031 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	73	70
Additional paid-in capital	52,077	50,621
Retained earnings	18,392	15,760

Total stockholders’ equity	70,542	66,451

Total liabilities and stockholders’ equity	$124,256	$127,661

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$64,282	$61,033	$128,283	$120,863
Costs and expenses:
Costs of goods and services	37,615	34,322	74,680	67,618
Other operating costs and expenses
Salaries, wages and benefits	11,136	10,604	22,206	20,826
Business insurance	2,038	2,295	3,574	4,278
Overhead	4,246	3,960	8,321	8,119

Other operating costs and expenses	17,420	16,859	34,101	33,223
Corporate, general and administrative
Salaries, wages and benefits	3,353	3,588	6,678	7,145
Business insurance	60	43	90	87
Professional services	999	634	1,803	1,154
Overhead	806	853	1,469	1,587

Corporate, general and administrative	5,218	5,118	10,040	9,973
Provision for doubtful accounts	749	656	1,642	2,039
Depreciation and amortization	1,088	927	2,143	1,804

Total costs and expenses	62,090	57,882	122,606	114,657

Operating income	2,192	3,151	5,677	6,206
Other income	65	—	65	4
Interest income	51	6	93	49
Interest expense	(642)	(583)	(1,245)	(1,115)

Income before income tax expense	1,666	2,574	4,590	5,144
Income tax expense	782	998	1,958	1,995

Net income	$884	$1,576	$2,632	$3,149

Net income per share data:
Basic	$0.12	$0.23	$0.37	$0.46

Diluted	$0.12	$0.21	$0.35	$0.43

Weighted average shares outstanding:
Basic	7,209	6,920	7,151	6,901

Diluted	7,651	7,430	7,549	7,340

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$2,632	$3,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,143	1,804
Provision for doubtful accounts	1,642	2,039
Amortization of deferred financing fees	121	65
Nonqualified and disqualifying disposition of stock options	458	205
Changes in operating assets and liabilities:
Accounts receivable	(3,597)	(10,536)
Prepaid expenses	(1,437)	(1,088)
Inventory	(521)	500
Other assets	343	74
Workers’ compensation loss fund	(686)	(1,317)
Workers’ compensation bond collateral	804	479
Accounts payable	508	2,538
Income taxes payable	(899)	(616)
Accrued insurance, liabilities, refunds, interest and deferred taxes	261	1,712

Net cash provided by (used in) operating activities	1,772	(992)
Investing activities:
Purchases of property and equipment	(2,648)	(2,788)

Net cash used in investing activities	(2,648)	(2,788)
Financing activities:
Principal payments of long-term debt	(96)	(59)
Deferred financing fees	—	(323)
Proceeds from exercise of stock options	1,000	282

Net cash provided by (used in) financing activities	904	(100)

Increase (decrease) in cash and cash equivalents	28	(3,880)
Cash and cash equivalents at beginning of period	8,159	9,171

Cash and cash equivalents at end of period	$8,187	$5,291

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,137	$1,143

Cash paid for taxes	$1,359	$2,424

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2005. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2004 included in our Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in our 2004 Annual Report.

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

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue expected to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $7.7 million and $7.0 million for which services have been rendered but the amounts were unbilled as of March 31, 2005 and September 30, 2004, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Summary of Significant Accounting Policies - continued

Workers’ Compensation Loss Fund

Our workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is then reduced by the monthly loss fund payments. The net balance at March 31, 2005 was $4.0 million. The insurance carrier has the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date has not indicated the need to do so. The policy for fiscal 2005 will be funded in a similar manner with the cash requirement estimated to be $1.0 million.

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.04 million for the three months ended March 31, 2005 and 2004, and $0.07 million for the six months ended March 31, 2005 and 2004, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below:

For The Year Ending September 30,
2005	$148,000
2006	$129,000
2007	$88,000
2008	$86,000
2009	$86,000

Workers’ Compensation Bond Collateral

We have secured surety bonds of $1.7 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of March 31, 2005, the surety bonds were collateralized by $1.5 million cash posted to a third party escrow account. The cash collateral was reduced by approximately $0.8 million in March 2005 which was returned to us.

Accrued Insurance/Insurance Recoveries

We retain the services of an independent actuary to prepare an actuarial analysis of our development of reported and incurred but not reported claims for workers’ compensation, medical malpractice and employee medical benefit plans. These estimates are updated quarterly based on recent claims history and other events. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management. Accrued workers’ compensation and medical malpractice losses have been discounted at 6%.

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

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The tax provision for the quarter ended March 31, 2005 increased by approximately $0.1 million due to a discrete event in a state jurisdiction disallowing certain deductions for state income tax purposes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Summary of Significant Accounting Policies - continued

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

On April 16, 1998, we issued, in a private placement, $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, which were subsequently replaced on May 12, 1998, with $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A, registered with the Securities and Exchange Commission (the “Notes”). The Indenture under which the Notes were issued allows us to repurchase the Notes at our discretion. All bids to repurchase have been based upon a number of factors including cash availability, interest rates on invested cash, other capital investment alternatives, and relative ask prices quoted by the market maker. Each decision to repurchase the Notes has been arrived at independently using the above criteria and we do not have a formal plan in place to repurchase the Notes. At March 31, 2005, total borrowings outstanding under the Notes were approximately $20.4 million.

4. Stock Option Plans

During the three months ended March 31, 2005 and 2004, respectively 104,767 and 70,383 options to acquire Common Stock were exercised. During the six months ended March 31, 2005 and 2004, respectively 219,126 and 75,458 options to acquire Common Stock were exercised.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted by us no later than the first fiscal year beginning after June 15, 2005. We expect to adopt Statement 123(R) on October 1, 2005.

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

Stock Option Plans - continued

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123(R) using the modified prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) on our future financial statements cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the fluctuation in our share price. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share described below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the six months ended March 31, 2005 and 2004 for such excess tax deductions were $0.5 million and $0.2 million, respectively.

Pro forma information regarding net income and earnings per share, required by SFAS 123 and as amended by SFAS 148, was determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Our pro forma information follows (in thousands, except for net income per share information):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net Income
As reported	$884	$1,576	$2,632	$3,149
Fair value based method compensation expense, net of tax	(591)	(281)	(1,077)	(558)

Pro forma net income	$293	$1,295	$1,555	$2,591

Basic income per share
As reported	$0.12	$0.23	$0.37	$0.46

Pro forma	$0.04	$0.19	$0.22	$0.38

Diluted income per share
As reported	$0.12	$0.21	$0.35	$0.43

Pro forma	$0.04	$0.17	$0.21	$0.35

5. Commitments and Contingencies

As a result of operating in the health care industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of March 31, 2005, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Commitments and Contingencies - continued

losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that our coverage limits of insurance will be adequate.

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

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted net income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Denominator for basic income per share-weighted average shares	7,209	6,920	7,151	6,901
Effect of dilutive securities:
Options	442	510	398	439

Denominator for diluted income per share—adjusted weighted average shares	7,651	7,430	7,549	7,340

Antidilutive securities:
Options	264	301	302	305

7. Segments

We have three reportable segments: Nursing and PPEC; Pharmacy and Respiratory Therapy Equipment and Services (RTES). Our Nursing and PPEC division consists primarily of private duty home nursing care for predominately pediatric patients as well as Prescribed Pediatric Extended Care Centers which provide daily medical care for medically fragile children. Our Pharmacy division provides pharmaceutical products and services for our patients in the home or physician’s office. Our RTES division provides respiratory therapy equipment and services to patients in the home.

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Segments – continued

The following table summarizes certain information for each of our company’s operating segments:

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment and Services	Consolidated Total
Three Months Ended March 31, 2005

Net revenue	$28,482	$22,319	$13,481	$64,282

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	17,120	299	317	17,736
Pharmacy product and supplies	—	16,070	856	16,926
Disposables/supplies	24	156	2,773	2,953

Total cost of goods and services	17,144	16,525	3,946	37,615

Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	5,000	2,278	3,858	11,136
Business insurance	1,268	270	500	2,038
Overhead	1,764	847	1,635	4,246

Total operating costs and expenses	8,032	3,395	5,993	17,420

Provision for doubtful accounts	266	(263)	746	749
Depreciation	94	95	735	924

Branch office contribution margin	$2,946	$2,567	$2,061	$7,574

Three Months Ended March 31, 2004

Net revenue	$26,603	$21,819	$12,611	$61,033

Costs of goods and services
Nursing and therapist salaries, wages, benefits and supplies	15,807	230	262	16,299
Pharmacy product and supplies	—	14,374	806	15,180
Disposables/supplies	17	146	2,680	2,843

Total cost of goods and services	15,824	14,750	3,748	34,322

Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	4,957	1,752	3,895	10,604
Business insurance	1,480	272	543	2,295
Overhead	1,678	760	1,522	3,960

Total operating costs and expenses	8,115	2,784	5,960	16,859

Provision for doubtful accounts	181	139	336	656
Depreciation	95	53	635	783

Branch office contribution margin	$2,388	$4,093	$1,932	$8,413

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Segments – continued

	Three Months Ended March 31,
	2005	2004
Total profit for reportable segments	$7,574	$8,413

Corporate, general and administrative	(5,218)	(5,118)
Corporate depreciation and amortization	(164)	(144)
Other income	65	—
Interest income	51	6
Interest expense	(642)	(583)

Income before income tax expense	$1,666	$2,574

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Segments – continued

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment and Services	Consolidated Total
Six Months Ended March 31, 2005

Net revenue	$57,342	$44,500	$26,441	$128,283

Costs of goods and services
Nursing and therapist salaries, wages, benefits and supplies	34,303	670	566	35,539
Pharmacy product and supplies	—	31,282	1,709	32,991
Disposables/supplies	41	299	5,810	6,150

Total cost of goods and services	34,344	32,251	8,085	74,680
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	9,891	4,576	7,739	22,206
Business insurance	2,210	473	891	3,574
Overhead	3,456	1,667	3,198	8,321

Total operating costs and expenses	15,557	6,716	11,828	34,101

Provision for doubtful accounts	427	50	1,165	1,642
Depreciation	191	177	1,459	1,827

Branch office contribution margin	$6,823	$5,306	$3,904	$16,033

Six Months Ended March 31, 2004

Net revenue	$52,616	$43,487	$24,760	$120,863

Costs of goods and services
Nursing and therapist salaries, wages, benefits and supplies	31,059	470	507	32,036
Pharmacy product and supplies	2	28,197	1,627	29,826
Disposables/supplies	38	313	5,405	5,756

Total cost of goods and services	31,099	28,980	7,539	67,618

Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	9,798	3,433	7,595	20,826
Business insurance	2,758	511	1,009	4,278
Overhead	3,536	1,478	3,105	8,119

Total operating costs and expenses	16,092	5,422	11,709	33,223

Provision for doubtful accounts	515	520	1,004	2,039
Depreciation	188	100	1,231	1,519

Branch office contribution margin	$4,722	$8,465	$3,277	$16,464

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Segments - continued

	Six Months Ended March 31,
	2005	2004
Total profit for reportable segments	$16,033	$16,464

Corporate, general and administrative	(10,040)	(9,973)
Corporate depreciation and amortization	(316)	(285)
Other income	65	4
Interest income	93	49
Interest expense	(1,245)	(1,115)

Income before income tax expense	$4,590	$5,144

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of our company. When used in this Form 10-Q, the words “may,” “targets,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “confident”, “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. We caution that various factors, including the factors described below and elsewhere in this report, and including those set forth in Item 1 under the caption “Risk Factors” in our 2004 Annual Report on Form 10-K, as well as those discussed in our other filings with the Securities and Exchange Commission, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf. The following are among the important factors that could cause actual results to differ materially from the results discussed herein:

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

EXECUTIVE SUMMARY

Recent Developments

Home Healthcare Industry Events & Updates

Historically, Medicare reimbursement for covered drugs has been limited to 95 percent of the published average wholesale price (AWP) for the drug. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) established new payment limits and procedures for drugs reimbursed under Medicare Part B, including drugs used for inhalation therapy. The final rule, as the MMA required, provides that Medicare beneficiaries will be reimbursed at a rate of 106 percent of the volume-weighted average selling price (the ASP). In addition, providers of inhalation therapy drugs, including our company, will receive a dispensing fee for supplying such drugs. The calendar year 2005 dispensing fee will be $57 for thirty (30) days of therapy or $80 for ninety (90) days. Within the Pharmacy segment, we are continuing to assess the impact of these changes to our unit dose respiratory products to determine the viability of our long term profitability. While the long term impact of the MMA reforms cannot yet be determined because the recently promulgated regulations are transitional in nature, these and other changes may have a material adverse effect on our operations and financial results. For fiscal year 2005, the impact of these regulations on the approximately 31% of our Medicare program net revenue that is derived from these products is expected to substantially reduce our profitability in the Pharmacy segment. There can be no assurance that we will not face increased margin pressures from subsequent reimbursement changes beyond 2005.

A number of other pilot programs and demonstrations which are mandated by the MMA signal the likelihood of continued re-design of certain aspects of the Medicare program. While the more immediately visible changes mandated by the MMA relate to extension of the Medicare benefit to prescription drug coverage, other aspects may impact the operations and profitability of health care providers, including our company. Among other things, the MMA mandates a phased-in competitive bidding process for Medicare procurement of certain durable medical equipment (DME), commencing in the ten (10) largest Metropolitan Statistical Areas (MSAs) in 2007, followed by the next eighty (80) largest MSAs in 2009. Moreover, the Secretary of the United States Department of Health & Human Services has the authority to apply competitive bidding nationally for the highest cost, highest volume items and services and those items and services that the Secretary determines to have the “largest savings potential.” There will also be at least a five (5) year freeze in the Consumer Price Index update for reimbursement rates for DME where competitive bidding prices are not applicable. In addition, commencing in calendar year 2005, reimbursement for certain items and services (e.g., oxygen and oxygen equipment) that are not subject to competitive bidding will be capped at the 2002 rate or the “Median Federal Employee Health Plan Price” established in 2002, whichever is lower. We are continuing to analyze the impact of these reimbursement changes to our RTES segment and plan to address the proposed reductions by altering our business model with changes such as reducing costs, growing revenue through our managed care marketing strategies and seeking additional ways to improve productivity. For fiscal year 2005, the impact of these regulations on the approximately 38% of our Medicare program net revenue that is derived from these products will be to reduce our profitability in the RTES segment. There can be no assurance that we will not face increased margin pressures from subsequent reimbursement changes beyond 2005.

Under the MMA, there are major changes in the Medicare payment rates for hemophilia products beginning in calendar year 2005. Currently, Medicare reimburses for blood clotting factor at 95 percent of AWP. Effective January 1, 2005, we will be paid for blood clotting factor based on the new ASP methodology. We expect that the resulting payment rates will be lower than the current rates for these products. In addition, the Centers for Medicare & Medicaid Services (CMS) will make a separate payment to the entity that provides blood clotting factor to a Medicare beneficiary for items and services related to the furnishing of such products. The amount of this separate payment is capped so that the total of the ASP payment rate and the separate payment amount cannot exceed 95 percent of AWP. It is possible that the proposed separate payment amount will be inadequate for the service level requirements of the Medicare beneficiary with hemophilia. While our current census of Medicare beneficiary hemophilia patients is quite low, the potential for select state Medicaid programs to adopt changes to their payment rates based upon these Medicare changes exists. Such changes could result in a payment amount that would be inadequate for the required service level. We are continuing to analyze the impact of these reimbursement changes to our Pharmacy segment and plan to address the proposed reductions by altering our business model with changes such as reducing costs, growing revenue through our managed care marketing strategies and seeking additional ways to improve productivity. There can be no assurance that we will not face increased margin pressures from reimbursement changes.

As described in our prior SEC filings, Georgia Medicaid’s contractor missed the original implementation date of October 1, 2002 and delayed the “go live” date until April 1, 2003 for its new Multi Health Network system. Georgia Medicaid is an important customer of ours and represents approximately 6% of our annual billed revenue. Some of the continuing problems we are trying to resolve with Georgia Medicaid include: correcting conflicts between provider numbers, categories of service, membership identification, units of measure, authorized duration of service and corresponding procedure codes within its authorization module. Given the State’s apparent unwillingness to agree to a timely settlement on a large number of claims from our RTES segment, we are working with external legal counsel on the range of alternatives available to us, including initiating legal action. During the quarter ended March 31, 2005, payments of our outstanding claims increased and the outstanding amount owed declined. Nevertheless, we have been in communication with other contacts in the State’s government and received indications of their willingness to help us resolve this issue. Based upon the information available to date, we believe we have recorded an adequate allowance against these receivable balances.

While certain states are realizing relief from prior revenue shortfalls and some are reporting surpluses, concern over a reduction in the future level of Federal Medical Assistance Percentages dampens the likelihood that these Medicaid payment limitations will be abated at any time in the near future. While many of the states in which we operate are discussing alternatives which could have the effect of restricting eligibility for Medicaid benefits or increasing the use of managed care organizations in the administration of benefits, we are not aware of any specific proposals being actively evaluated which would have a material adverse impact upon our operations or financial results. However, in an effort to impact these legislative issues, we have engaged consultants in selected markets to directly present our cost saving strategies and related rate requests to the Medicaid programs. Beginning in fiscal 2005, we received a rate increase for our Private Duty Nursing services from two states. In addition, our local market staff routinely collaborates with the appropriate community and regulatory authorities on our behalf as well as our patients.

The HIPAA transactions and code set standards, mandate that Covered Entities, including our company, transmit claims and certain related healthcare information in standardized formats and data sets. Compliance was required on October 16, 2003, but many payors, including most state Medicaid agencies, were not in compliance by that date. To date, many Medicaid agencies are running dual systems to accommodate HIPAA compliant transactions as well as non-compliant transactions. Some states, however, are running only HIPAA compliant systems and other states are not yet HIPAA compliant. There is uncertainty as to when those states using dual systems will discontinue their non-HIPAA compliant systems. These uncertainties surrounding claims processing as a result of HIPAA’s transactions and code set standards, which uncertainties are outside our control, have resulted in delayed reimbursement by some payors, including Medicaid agencies. We expect that the impact to our cash collections from non-HIPAA compliant payors should continue to decline throughout fiscal 2005.

Company Events & Updates

During the second quarter of fiscal year 2005, we performed a strategic review of our business. The purpose of this review was to conduct a rigorous evaluation of all possible strategic alternatives; select a strategic path that maximizes long-term shareholder value; assess the management team’s capabilities and identify any gaps in needed talents and skill sets; provide clarity to the tactical actions necessary to maximize the value of each segment of the business; and implement a communication plan which supports the chosen strategic path.

As a result of this strategic review the following actions have been taken:

•	in consultation with the Board of Directors a number of strategic alternatives have been evaluated and eliminated from further consideration and a strategic path was agreed upon;

•	implementation has begun on the tactical action steps necessary to maximize the value of each segment; and

•	management team changes included a new Vice President of Compliance, a new Vice President of Human Resources, a new interim Vice President of Pharmacy Operations, and we identified the need for business development talent. The position of Vice President of RTES Operations remains open.

With respect to compliance with the Sarbanes-Oxley Act’s Section 404 requirements related to internal controls over financial reporting, we continue to work with our consultants on the documentation process and believe that our project is on schedule although our estimated expense has increased. We believe our schedule allows for adequate time to perform the required testing and potential remediation tasks prior to required testing by our external auditors.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted by us no later than the first fiscal year beginning after June 15, 2005. We expect to adopt Statement 123(R) on October 1, 2005.

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

We plan to adopt Statement 123(R) using the modified prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) on our future financial statements cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the fluctuation in our share price. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share described below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the six months ended March 31, 2005 and 2004 for such excess tax deductions were $0.5 million and $0.2 million, respectively.

Risk Management

We have spent significant time and resources to move towards a fully implemented Enterprise Risk Management Model. This approach to risk management emphasizes assessment of risk from a broader perspective and relies upon significant employee education initiatives and awareness of a variety of risk exposures. Our full time risk manager, who possesses extensive homecare and occupational medicine experience, has strengthened the initial incident reporting and investigation process and actively monitors claim adjustment activities. Our Risk Committee, which is comprised of members of the Compliance, Legal, Human Resources, Internal Audit and Risk Management Departments, continues to monitor incident reporting and claim adjustment activity, review existing patient census and discharge high-risk cases where legally permissible. Our Risk Committee employs a multi-functional approach to its decision making process. We continue to educate branch office staff on risk management procedures including appropriate nurse staffing decisions. In addition, our third party actuary analyzes our medical malpractice loss history and quantifies liability recognition under the policy terms. During the second quarter of fiscal year 2005 the actuary’s estimated reserves for both workers’ compensation and medical malpractice policy years 2000 through 2003 remained consistent with the levels that they had been reduced to over the previous few quarters. The estimated reserves for policy year 2004 remain at a higher level due to the relative immature development of the open claims. We are hopeful that as the policy year 2004 claims develop more fully, future quarterly actuarial valuations may reflect projected loss amounts that are lower than the current estimated reserves. This change in estimated reserves would have the impact of reducing the period expense recorded in the financial statements at that time. Indicators of current claim activity for workers’ compensation for the policy year 2005 suggest that both the number and relative severity remain at lower levels than earlier policy years. If this trend continues the estimated reserves for policy year 2005 has the potential to be reduced in the second half of fiscal year 2006. Under our medical malpractice policy, with its $1.0 million per year claim deductible limit and aggregate retention of $8.0 million, if our loss experience worsens it could have a material adverse effect on our financial results and liquidity position.

Operations

We have three reportable segments: (i) Nursing and PPEC, (ii) Pharmacy and (iii) RTES (see Notes to the Condensed Consolidated Financial Statements-Note 7).

In the Nursing and PPEC segment, we continue to see pressures on both reimbursement levels and wage rates in key markets. Despite continued reductions in authorized levels of service in certain key Medicaid states, we have successfully increased the number of hours staffed on a daily basis. We have expanded our local market recruiting efforts with the addition of two new recruiters and we are recruiting for two additional positions for a total of ten recruiters.

In the Pharmacy segment, we continue to experience a decline in gross margin rates across many of our key product offerings. For instance, within the hemophilia factor product, clinical changes in a patient’s condition can dictate rapid changes to the specific type and amount of drugs provided. These alternative drugs may have relatively higher acquisition costs and lower reimbursement levels based on the payor. Given the expanded, though increasingly concentrated census, changes of this type expose the Pharmacy segment revenue and contribution margin to significant volatility. Payor initiated reductions to reimbursement levels with no corresponding reduction to acquisition costs pose a significant threat to future contribution margin levels. In response to these changing market conditions we have undertaken a series of initiatives including recruiting for a National Hemophilia Director to coordinate our existing programs and provide dedicated focus on expansion. In addition, we have increased development of marketing materials which highlight our clinical and service expertise as integral components of our pharmacy programs, as well as explored potential business relationships with hemophilia treatment centers to manage their patient populations, and we continue to refine operational best practices to assure maximized clinical compliance and efficiency. During the three months ended March 31, 2005, we experienced a year over year net revenue increase of approximately $0.8 million in our seasonal Synagis product. The payor and product mix in the three months ended March 31, 2005 yielded a lower gross margin as compared to the three months ended March 31, 2004.

As anticipated, our unit dose pharmacy experienced a significant reduction in Medicare reimbursement. With the transition in the Vice President of Pharmacy Operations position, the planned operating cost reductions were delayed until late in the second quarter of fiscal 2005. As we move forward and shift our mix towards manufactured, as opposed to compounded product, we expect our gross margin rates to stabilize at a level where our contribution margin satisfies our profitability objectives.

Our start up pharmacy in the Orlando market received its required licenses late in the first quarter of fiscal 2005, later than we had anticipated. This delay contributed to start up losses of approximately $0.2 million in the six months ended March 31, 2005. Start up losses attributable to the Denver start up pharmacy were approximately $0.3 million in the six months ended March 31, 2005.

In the RTES segment, we are focusing our sales and marketing efforts on higher acuity respiratory patients to leverage our clinical competencies and more actively manage the core product mix. As a result, we have begun to see increases in target referrals from managed care payors in select markets. However, we have experienced an increased rate of replacement for several equipment items in our core rental fleet. These increasing capital expenditures reflect growing market acceptance of improved versions of these core products. Many of those items have become smaller and more portable and are increasingly requested by patients and referring physicians. These items have higher acquisition costs and, to date, reimbursement levels have not increased. In addition, we are experiencing decreased reimbursement for certain disposable and supply items, as well as the elimination of reimbursement for other select items (see “Home Healthcare Industry Events & Updates” above for additional discussion). In order to address the continued margin pressures on our RTES segment, our Product Review Committee continues to standardize product selections, aggregate product volumes and decrease our number of vendors in an attempt to maximize purchasing power. With the Divisional Vice President position vacant, execution of these initiatives will be critical to achieving the desired objectives.

Source & Availability of Clinical Personnel

During the 13 weeks ending March 26, 2005, our case hours staffed increased to approximately 795,000 as compared to 791,000 in the 13 weeks ended December 25, 2004. We continue to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. We have made additional investments in eight new local market nurse recruiters, with two open positions remaining, to help reduce unstaffed hours. We believe that case hours staffed is the most appropriate measurement of nursing activity. To date, we have seen inconsistent results in a number of markets and will continue to assess and respond accordingly. We anticipate that over time, our nurse scheduling system, SHINE, will help to improve both un-staffed hours and gross margin levels; however, there can be no assurance that this will occur.

RESULTS OF OPERATIONS

The following table is derived from our unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

	Percentage of Net Revenue				Period-to-Period Percentage Increase (Decrease)
	Three Months ended March 31,		Six Months ended March 31,		Three Months ended March 31,	Six Months ended March 31,
	2005	2004	2005	2004	2005	2005
Net Revenue	100.0%	100.0%	100.0%	100%	5	6
Costs of goods and services	58.5	56.2	58.2	55.9	10	10
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	17.3	17.4	17.3	17.2	5	7
Business insurance	3.2	3.8	2.8	3.5	(11)	(16)
Overhead	6.6	6.5	6.5	6.7	7	2

Other operating costs and expenses	27.1	27.7	26.6	27.4	3	3
Corporate, general and administrative
Salaries, wages and benefits	5.2	5.9	5.2	5.9	(7)	(7)
Business insurance	0.1	0.1	0.1	0.1	39	3
Professional services	1.6	1.0	1.4	1.0	58	56
Overhead	1.3	1.4	1.1	1.3	(6)	(7)

Corporate, general and administrative	8.2	8.4	7.8	8.3	2	1
Provision for doubtful accounts	1.2	1.1	1.3	1.7	14	(19)
Depreciation and amortization	1.7	1.5	1.7	1.5	17	19

Operating income	3.3	5.1	4.4	5.2	(30)	(9)
Other income	0.1	—	0.1	—	100	100
Interest income	0.1	—	0.1	—	100	91
Interest expense	(1.0)	(1.0)	(1.0)	(0.9)	10	12

Income before income tax expense	2.5%	4.1%	3.6%	4.3%	(35)	(11)

We provide a broad range of health care services and products principally for children and, to a lesser extent, young adults and geriatric patients. The following table summarizes both services and products based upon estimated percentages of net billings of each major category for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	%Total	%Total	%Total	%Total
Pediatric Home Health Care
Nursing and PPEC	41.0%	39.8%	41.2%	39.8%
Respiratory Therapy Equipment and Services	8.3%	8.2%	8.1%	8.0%
Pharmacy	30.3%	30.5%	29.6%	29.8%

Total Pediatric Home Health Care	79.6%	78.5%	78.9%	77.6%

Adult Home Health Care
Nursing	4.5%	4.5%	4.5%	4.6%
Respiratory Therapy Equipment and Services	8.5%	8.7%	8.5%	8.8%
Pharmacy	7.4%	8.3%	8.1%	9.0%

Total Adult Home Health Care	20.4%	21.5%	21.1%	22.4%

Total	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net revenue increased $3.2 million, or 5%, to $64.3 million in the three months ended March 31, 2005 from $61.0 million in the three months ended March 31, 2004. For the Nursing and PPEC segment net revenue increased $1.9 million, or 7%, to $28.5 million in the three months ended March 31, 2005 from $26.6 million in the three months ended March 31, 2004. Of this growth, $0.3 million was attributable to the Macon start up PPEC branch office and $0.4 million was from PPEC same store growth. The increase of $1.2 million in Nursing net revenue was broad based throughout our service areas. Pharmacy net revenue increased $0.5 million, or 2%, to $22.3 million in the three months ended March 31, 2005 from $21.8 million in the three months ended March 31, 2004. This increase in Pharmacy net revenue is attributable to increased seasonal Synagis product of approximately $0.8 million as well as increases in growth hormone and other infusion therapies. These increases were offset by net revenue declines in hemophilia factor and unit dose respiratory medications. RTES net revenue increased $0.9 million, or 7%, to $13.5 million in the three months ended March 31, 2005 from $12.6 million in the three months ended March 31, 2004. The increase was across all core products. In the three months ended March 31, 2005, we derived approximately 52% of our net revenue from commercial insurers and other private payors, 43% from Medicaid and 5% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $3.3 million, or 10%, to $37.6 million in the three months ended March 31, 2005 from $34.3 million in the three months ended March 31, 2004. Costs of goods and services of the Nursing and PPEC segment increased $1.3 million, or 8%, to $17.1 million in the three months ended March 31, 2005 from $15.8 million in the three months ended March 31, 2004. Costs of goods and services as a percentage of the Nursing and PPEC segment net revenue was relatively constant at 60% in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The Pharmacy segment cost of goods and services increased $1.8 million, or 12%, to $16.5 million in the three months ended March 31, 2005 from $14.8 million in the three months ended March 31, 2004. Pharmacy costs of goods and services as a percentage of net revenue increased to 74% in the three months ended March 31, 2005 from 68% in the three months ended March 31, 2004. This 6 percentage point increase is attributable to the replacement of comparatively high gross margin hemophilia factor with comparatively lower gross margin growth hormone, Synagis and other infusion therapies. In addition, the unit dose respiratory products gross margin was substantially lower in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The RTES segment cost of goods and services increased $0.2 million, or 5%, to $3.9 million in the three months ended March 31, 2005 from $3.7 million in the three months ended March 31, 2004. Costs of goods and services as a percentage of net revenue decreased to 29% in the three months ended March 31, 2005 from 30% in the three months ended March 31, 2004.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $0.6 million, or 3%, to $17.4 million in the three months ended March 31, 2005 from $16.9 million in the three months ended March 31, 2004. In the Nursing and PPEC segment, other operating costs and expenses decreased $0.1 million, or 1%, to $8.0 million in the three months ended March 31, 2005 from $8.1 million in the three months ended March 31, 2004. As a percentage of net revenue, the Nursing and PPEC segment costs decreased to 28% in the three months ended March 31, 2005 from 31% in the three months ended March 31, 2004. The primary factor was decreased allocated business insurance costs. In the Pharmacy segment, other operating costs and expenses increased $0.6 million, or 22%, to $3.4 million in the three months ended March 31, 2005 from $2.8 million in the three months ended March 31, 2004. As a percentage of net revenue these costs increased to 15% in the three months ended March 31, 2005 from 13% in the three months ended March 31, 2004. This increase includes administrative salaries of approximately $0.2 million attributable to start up operations in the Orlando and Denver markets. In addition, a decision was made to change management responsibility for the infusion visit program in select markets from the Nursing segment to the Pharmacy segment. This decision resulted in the reclassification of approximately $0.2 million of administrative salaries in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. In the RTES segment, costs and expenses remained relatively constant at $6.0 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. As a percentage of net revenue these costs decreased to 45% in the three months ended March 31, 2005 from 47% in the three months ended March 31, 2004.

Corporate, general and administrative costs increased $0.1 million, or 2%, to $5.2 million in the three months ended March 31, 2005 from $5.1 million in the three months ended March 31, 2004. As a percentage of net revenue, corporate, general and administrative costs remained relatively constant at 8% in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Provision for doubtful accounts increased $0.1 million, or 14%, to $0.7 million in the three months ended March 31, 2005 from $0.6 million in the three months ended March 31, 2004. Cash collections as a percentage of net revenue were 100% and 95% in the three months ended March 31, 2005 and 2004, respectively.

Depreciation and amortization increased $0.2 million, or 17%, to $1.1 million in the three months ended March 31, 2005 as compared to $0.9 million in the three months ended March 31, 2004.

Interest expense remained relatively constant at $0.6 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Our average debt outstanding remained constant.

Income tax expense decreased $0.2 million, or 22%, to $0.8 million in the three months ended March 31, 2005 from $1.0 million in the three months ended March 31, 2004. The tax provision for the quarter ended March 31, 2005 includes an additional provision of approximately $0.1 million due to a discrete event in a certain state jurisdiction disallowing certain deductions for state income tax purposes.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Net revenue increased $7.4 million, or 6%, to $128.3 million in the six months ended March 31, 2005 from $120.9 million in the six months ended March 31, 2004. For the Nursing and PPEC segment, net revenue increased $4.7 million, or 9%, to $57.3 million in the six months ended March 31, 2005 from $52.6 million in the six months ended March 31, 2004. Of this growth, $0.5 million was attributable to the Macon PPEC start-up branch office and $0.6 million was from PPEC same store growth. Pharmacy net revenue increased $1.0 million, or 2%, to $44.5 million in the six months ended March 31, 2005 from $43.5 million in the six months ended March 31, 2004. Of this growth, $1.3 million was attributable to increased seasonal Synagis deliveries and $0.5 million was attributable to increased deliveries of growth hormone products. This increase was offset by net revenue declines in hemophilia factor and unit dose respiratory medications. RTES net revenue increased $1.7 million, or 7%, to $26.4 million in the six months ended March 31, 2005 from $24.8 million in the six months ended March 31, 2004. In the six months ended March 31, 2005, we derived approximately 52% of our net revenue from commercial insurers and other private payors, 42% from Medicaid and 6% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $7.1 million, or 10%, to $74.7 million in the six months ended March 31, 2005 from $67.6 million in the six months ended March 31, 2004. Costs of goods and services of the Nursing and PPEC segment increased $3.2 million, or 10%, to $34.3 million in the six months ended March 31, 2005 from $31.1 million in the six months ended March 31, 2004. Costs of goods and services as a percentage of the Nursing and PPEC segment net revenue increased to 60% in the six months ended March 31, 2005 from 59% in the six months ended March 31, 2004. For the Pharmacy segment, cost of goods and services increased $3.3 million, or 11%, to $32.3 million in the six months ended March 31, 2005 from $29.0 million in the six months ended March 31, 2004. Pharmacy costs of goods and services as a percentage of net revenue increased to 72% in the six months ended March 31, 2005 from 67% in the six months ended March 31, 2004. This 5 percentage point increase is attributable to the replacement of comparatively high gross margin hemophilia factor with comparatively lower gross margin growth hormone, Synagis and other infusion therapies. In addition, the unit dose respiratory medication products’ gross margin was substantially lower in the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. For the RTES segment, cost of goods and services increased $0.5 million, or 7%, to $8.1 million in the six months ended March 31, 2005 from $7.5 million in the six months ended March 31, 2004. Costs of goods and services as a percentage of net revenue increased to 31% in the six months ended March 31, 2005 from 30% in the six months ended March 31, 2004. This increase is primarily attributable to higher consumption of disposals and supplies.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $0.9 million, or 3%, to $34.1 million in the six months ended March 31, 2005 from $33.2 million in the six months ended March 31, 2004. In the Nursing and PPEC segment, other operating costs and expenses decreased $0.5 million, or 3%, to $15.6 million in the six months ended March 31, 2005 from $16.1 million in the six months ended March 31, 2004. As a percentage of net revenue, the Nursing and PPEC segment costs decreased to 27% in the six months ended March 31, 2005 from 31% in the six months ended March 31, 2004. The primary factor was decreased allocated business insurance costs. In the Pharmacy segment, other operating costs and expenses increased $1.3 million, or 24%, to $6.7 million in the six months ended March 31, 2005 from $5.4 million in the six months ended March 31, 2004. This increase includes administrative salaries of approximately $0.4 million attributable to start up operations in the Orlando and Denver markets. In addition, a decision was made to change management responsibility for the infusion visit program in select markets from the Nursing segment to the Pharmacy segment. This decision resulted in the reclassification of approximately $0.4 million of administrative salaries in the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. As a percentage of net revenue these costs increased to 15% in the six months ended March 31, 2005 from 13% in the six months ended March 31, 2004. In the RTES segment, costs and expenses increased $0.1 million, or 1%, to $11.8 million in the six months ended March 31, 2005 from $11.7 million in the six months ended March 31, 2004. As a percentage of net revenue these costs decreased to 45% in the six months ended March 31, 2005 from 47% in the six months ended March 31, 2004.

Corporate, general and administrative costs remained relatively constant at $10.0 million in the six months ended March 31, 2005 compared to the six months ended March 31, 2004. As a percentage of net revenue, corporate, general and administrative costs remained relatively constant at 8% in the six months ended March 31, 2005 compared to the six months ended March 31, 2004.

Provision for doubtful accounts decreased $0.4 million, or 19%, to $1.6 million in the six months ended March 31, 2005 from $2.0 million in the six months ended March 31, 2004. Cash collections as a percentage of net revenue were 98% and 93% in the six months ended March 31, 2005 and 2004, respectively.

Depreciation and amortization increased $0.3 million, or 19%, to $2.1 million in the six months ended March 31, 2005 as compared to $1.8 million in the six months ended March 31, 2004.

Interest expense increased $0.1 million, or 12%, to $1.2 million in the six months ended March 31, 2005 from $1.1 million in the six months ended March 31, 2004. Our average debt outstanding remained constant.

Income tax expense remained relatively constant at $2.0 million in the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. The tax provision for the quarter ended March 31, 2005 includes an additional provision of approximately $0.1 million due to a discrete event in a certain state jurisdiction disallowing certain deductions for state income tax purposes.

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

Cash collections as a percentage of net revenue for the three months ended March 31, 2005 and 2004 was 100% and 95%, respectively. While we anticipate that we will continue to achieve our cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

During the six months ended March 31, 2005, a significant portion of our purchases were for medical equipment to service existing patients and we made routine purchases of computer equipment to maintain and upgrade our technology infrastructure. We anticipate future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. We anticipate funding these capital expenditures with cash flow from operations.

HIPAA’s transactions and code set standards mandate that Covered Entities, including our company, transmit claims and certain related healthcare information in standardized formats and data sets. (See “Recent Developments” above.)

Risk Management

Our workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is then reduced by the monthly loss fund payments. This cash requirement is estimated to be $1.0 million for fiscal 2005. The net balance at March 31, 2005 and September 30 2004 was $4.0 million and $3.3 million, respectively. The insurance carrier has the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date has not indicated the need to do so.

We have secured surety bonds of $1.7 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of March 31, 2005, the surety bonds were collateralized by $1.5 million cash posted to a third party escrow account. The cash collateral was reduced by approximately $0.8 million in March 2005 which was returned to us.

We renewed our employee medical benefit plans effective January 1, 2005. We determined it to be advantageous to continue to use a self insured model instead of a guaranteed minimum premium model. Claim history for calendar 2004 was positive and calendar 2005 pricing is within market inflation estimates. This plan ultimately exposes us to greater risk, although the self-insured model’s stop loss, aggregate loss and tail liability features provide sufficient protection such that it is more likely than not that we will realize cost savings, as compared to the guaranteed minimum premium model coverage. In addition, the self-insured model carrier’s medical and disease management capabilities along with its pharmacy formulary protocols and wellness care programs should enable us to deliver to our employees a more effective and competitive plan. We recognize that the features of our medical benefit plan are important to the recruiting and retention of clinical and administrative staff and we are committed to offering a plan that is fully competitive with those offered by other home care providers.

As a result of operating in the health care industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of March 31, 2005, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of our insurance policy will be adequate.

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

We are, from time to time, subject to lawsuits arising in the ordinary course of business, some of which may allege damages which would not be covered under our existing insurance policies. We establish our reserves for these lawsuits based upon the information available to date and believe our reserves are adequate; however there can be no assurance that the ultimate settlement of these lawsuits will not have a material adverse effect on our operations and financial results.

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

We have entered into employment agreements with certain employees which provide, among other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control or a failure to comply with any material terms of the agreements. We have a Non-Qualified Deferred Compensation Plan for certain of our employees. The Plan’s deferred compensation liability as of March 31, 2005 was approximately $1.2 million.

The following table represents a schedule of our contractual obligations and commitments as of March 31, 2005:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long-term debt
Subordinated Notes	$20,350	$—	$—	$20,350	$—
Other notes payable	95	83	12	—	—
Operating leases	15,614	4,240	5,527	2,995	2,852

	$36,059	$4,323	$5,539	$23,345	$2,852

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

Based on a hypothetical immediate 150 basis point increase in interest rates at March 31, 2005 and 2004, the market value of our Notes would be reduced by approximately $0.7 million and $0.9 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our Notes outstanding at March 31, 2005 and 2004 of approximately $0.8 million and $0.9 million, respectively.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various pending or threatened legal actions, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of our business and allege damages relating to personal injury torts, product liability, and other legal issues. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. We currently maintain professional and commercial liability insurance intended to cover such actions and proceedings as discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. In addition, some of these lawsuits may allege damages which may not be covered under our existing insurance polices. Based upon information available to date, management believes it has provided adequate reserves if needed for any unfavorable settlement; however, there can be no assurance that the ultimate resolution of such current pending legal proceedings would not have a material adverse effect on our consolidated financial or liquidity position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 Annual Meeting of Shareholders was held on January 19, 2005. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of the sole matter voted upon at the Annual Meeting and the results of the voting on such matter:

Election of three Class II directors, Michael E. Axelrod, Michael J. Finn and David Crane, as directors for a term of three years expiring at the 2008 Annual Meeting of Shareholders:

Votes
Nominees	For	Withheld
Michael E. Axelrod	6,313,913 (88.36%)	93,957 (1.31%)
Michael J. Finn	6,317,313 (88.41%)	90,557 (1.27%)
David Crane	6,310,513 (88.32%)	97,357 (1.36%)

The terms of Messrs. Robert Pinkas, Edward Wissing, Daniel Kohl and Dr. Susan Kelley continued after the Annual Meeting.

ITEM 6. EXHIBITS.

The following exhibits are filed with this report:

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

Date: May 10, 2005	By:	/S/ JAMES M. MCNEILL
James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)