Form 10-Q
period 2005-06-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2005-08-09
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 2, 2005, the Registrant had 7,255,813 shares of Common Stock, $0.01 par value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	September 30, 2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$14,157	$8,159
Accounts receivable, less allowances for doubtful accounts of $4,193 and $4,840, respectively	38,861	40,403
Prepaid expenses	2,029	1,102
Deferred income taxes	8,131	6,557
Workers’ compensation loss fund	3,690	3,327
Inventory	3,779	2,893
Insurance recoveries	1,465	3,473
Other current assets	239	630

Total current assets	72,351	66,544

Property and equipment:
Home care equipment held for rental	33,887	32,438
Furniture and fixtures	13,272	12,200
Vehicles	500	505
Leasehold improvements	3,185	3,102

	50,844	48,245
Accumulated depreciation and amortization	(40,370)	(38,207)

	10,474	10,038

Other assets:
Goodwill, less accumulated amortization of approximately $9,613	36,540	36,540
Certificates of need, less accumulated amortization of approximately $644 and $627, respectively	29	46
Deferred financing fees, less accumulated amortization of approximately $775 and $594, respectively	596	777
Noncompete agreements, less accumulated amortization of approximately $1,249 and $1,220, respectively	31	60
Deferred income taxes	—	1,301
Workers’ compensation bond collateral	1,514	2,311
Insurance cash surrender value and recoveries	5,080	9,742
Other	318	302

	44,108	51,079

Total assets	$126,933	$127,661

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands)

	June 30, 2005	September 30, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
Current liabilities:
Accounts payable	$5,240	$4,672
Accrued compensation	5,331	6,029
Income taxes payable	—	281
Accrued insurance	5,107	6,935
Refunds payable	1,273	1,489
Accrued interest	489	998
Other accrued liabilities	3,295	3,032
Deferred revenue	796	800
Current maturities of long-term obligations	43	157

Total current liabilities	21,574	24,393

Long-term accrued insurance	10,563	14,046
Deferred compensation	1,678	2,386
Deferred income taxes	686	—
Long-term obligations, net of current maturities	20,354	20,385

Total liabilities	54,855	61,210

Redeemable preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—

Stockholders’ equity:
Common stock, $.01 par value, 80,000 shares authorized 7,254 and 7,031 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	73	70
Additional paid-in capital	52,139	50,621
Retained earnings	19,866	15,760

Total stockholders’ equity	72,078	66,451

Total liabilities and stockholders’ equity	$126,933	$127,661

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$63,271	$58,413	$191,555	$179,276
Costs and expenses:
Costs of goods and services	35,989	33,236	110,669	100,854
Other operating costs and expenses
Salaries, wages and benefits	10,777	10,858	32,983	31,685
Business insurance	2,003	1,613	5,577	5,891
Overhead	4,487	4,291	12,809	12,410

Other operating costs and expenses	17,267	16,762	51,369	49,986
Corporate, general and administrative
Salaries, wages and benefits	3,533	3,074	10,211	10,219
Business insurance	62	40	152	127
Professional services	1,227	605	3,029	1,759
Overhead	745	701	2,214	2,288

Corporate, general and administrative	5,567	4,420	15,606	14,393
Provision for doubtful accounts	794	792	2,436	2,831
Depreciation and amortization	1,098	958	3,242	2,762

Total costs and expenses	60,715	56,168	183,322	170,826

Operating income	2,556	2,245	8,233	8,450
Other income	—	—	65	5
Interest income	56	63	149	112
Interest expense	(628)	(604)	(1,873)	(1,719)

Income before income tax expense	1,984	1,704	6,574	6,848
Income tax expense	510	661	2,468	2,656

Net income	$1,474	$1,043	$4,106	$4,192

Net income per share data:
Basic	$0.20	$0.15	$0.57	$0.61

Diluted	$0.19	$0.14	$0.54	$0.57

Weighted average shares outstanding:
Basic	7,252	6,973	7,185	6,925

Diluted	7,697	7,488	7,598	7,389

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$4,106	$4,192
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,242	2,762
Provision for doubtful accounts	2,436	2,831
Amortization of deferred financing fees	181	125
Nonqualified and disqualifying disposition of stock options	504	265
Changes in operating assets and liabilities:
Accounts receivable	(894)	(7,825)
Prepaid expenses	(927)	(1,286)
Inventory	(886)	177
Other assets	310	4
Workers’ compensation loss fund	(363)	(1,709)
Workers’ compensation bond collateral	797	474
Accounts payable	568	149
Income taxes payable	(281)	(741)
Accrued insurance, liabilities, refunds, interest and deferred taxes	(100)	538

Net cash provided by (used in) operating activities	8,693	(44)

Investing activities:
Purchases of property and equipment	(3,567)	(3,908)

Net cash used in investing activities	(3,567)	(3,908)

Financing activities:
Principal payments of long-term debt	(145)	(146)
Deferred financing fees	—	(329)
Proceeds from exercise of stock options	1,017	576

Net cash provided by financing activities	872	101

Increase (decrease) in cash and cash equivalents	5,998	(3,851)
Cash and cash equivalents at beginning of period	8,159	9,171

Cash and cash equivalents at end of period	$14,157	$5,320

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,234	$2,251

Cash paid for taxes	$1,850	$3,165

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2005. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2004 which are included in our Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in our 2004 Annual Report.

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

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Summary of Significant Accounting Policies – continued

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue expected to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $7.0 million for which services have been rendered but the amounts were unbilled as of June 30, 2005 and September 30, 2004. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

Workers’ Compensation Loss Fund

Our workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is then reduced by the monthly loss fund payments. The net balance at June 30, 2005 was $3.7 million. The insurance carrier has the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date has not indicated the need to do so. The policy for fiscal 2005 will be funded in a similar manner with the cash requirement estimated to be $1.0 million.

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.04 million for the three months ended June 30, 2005 and 2004, and $0.1 million for the nine months ended June 30, 2005 and 2004. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below:

For The Year Ending September 30,
2005	$147,000
2006	$126,000
2007	$84,000
2008	$83,000
2009	$83,000

Workers’ Compensation Bond Collateral

We have secured surety bonds of $1.7 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of June 30, 2005, the surety bonds were collateralized by $1.5 million cash posted to a third party escrow account.

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

Lillie Axelrod, spouse of director Michael Axelrod, is an employee of Acordia Inc. Acordia provides insurance brokerage services to us. Mrs. Axelrod is paid a commission based on the fees paid to Acordia. The fees paid by us to Acordia during fiscal 2004 were approximately $0.156 million and are expected to be approximately $0.175 million for fiscal 2005.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Summary of Significant Accounting Policies – continued

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The tax provision for the nine months ended June 30, 2005 was increased by approximately $0.2 million due to a discrete event in the second quarter in a certain state jurisdiction disallowing certain deductions for state income tax purposes and decreased approximately $0.2 million in the third quarter due to the application of newly enacted rates to existing deferred balances.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) on our future financial statements cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the fluctuation in our share price. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share described below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the nine months ended June 30, 2005 and 2004 for such excess tax deductions were $0.5 million and $0.3 million, respectively.

Pro forma information regarding net income and earnings per share, required by SFAS 123 and as amended by SFAS 148, was determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Summary of Significant Accounting Policies – continued

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Our pro forma information follows (in thousands, except for net income per share information):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net Income
As reported	$1,474	$1,043	$4,106	$4,192
Fair value based method compensation expense, net of tax	(688)	(292)	(1,764)	(851)

Pro forma net income	$786	$751	$2,342	$3,341

Basic income per share
As reported	$0.20	$0.15	$0.57	$0.61

Pro forma	$0.11	$0.11	$0.33	$0.48

Diluted income per share
As reported	$0.19	$0.14	$0.54	$0.57

Pro forma	$0.10	$0.10	$0.31	$0.45

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

On April 16, 1998, we issued, in a private placement, $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, which were subsequently exchanged on May 12, 1998 for $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A, registered with the Securities and Exchange Commission (the “Notes”). The Indenture under which the Notes were issued allows us to repurchase the Notes at our discretion. All bids to repurchase have been based upon a number of factors including cash availability, interest rates on invested cash, other capital investment alternatives, and relative ask prices quoted by the market maker. Each decision to repurchase the Notes has been arrived at independently using the above criteria and we do not have a formal plan in place to repurchase the Notes. At June 30, 2005, approximately $20.4 million in aggregate principal amount of the Notes remained outstanding.

Our Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the parent and all existing and future restricted subsidiaries (as defined in the Indenture). Condensed consolidating financial information for the subsidiary guarantors for the three and nine months ended June 30, 2005 is not included because the parent and all subsidiaries are guarantors, the guarantees are full and unconditional and joint and several.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

4. Commitments and Contingencies

As a result of operating in the health care industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of June 30, 2005, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that our coverage limits of insurance will be adequate.

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

5. Stock Option Plans

During the three months ended June 30, 2005 and 2004, respectively 3,375 and 44,250 options to acquire our Common Stock were exercised. During the nine months ended June 30, 2005 and 2004, respectively 222,501 and 119,708 options to acquire Common Stock were exercised.

6. Basic and Diluted Income Per Share

Basic income per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is computed using the weighted average number of shares of Common Stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method).

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted net income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Denominator for basic income per share-weighted average shares	7,252	6,973	7,185	6,925
Effect of dilutive securities:
Options	445	515	413	464

Denominator for diluted income per share—adjusted weighted average shares	7,697	7,488	7,598	7,389

Antidilutive securities:
Options	251	290	285	300

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Segments - continued

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

			Respiratory Therapy,
	Nursing and PPEC	Pharmacy	Equipment and Services	Consolidated Total
Three Months Ended June 30, 2005

Net revenue	$28,700	$21,296	$13,275	$63,271

Costs of goods and services
Nursing and therapist salaries, wages, benefits and supplies	16,906	250	242	17,398
Pharmacy product and supplies	1	14,490	924	15,415
Disposables/supplies	17	100	3,059	3,176

Total cost of goods and services	16,924	14,840	4,225	35,989
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	4,822	2,341	3,614	10,777
Business insurance	1,117	255	631	2,003
Overhead	1,768	774	1,945	4,487

Total operating costs and expenses	7,707	3,370	6,190	17,267
Provision for doubtful accounts	188	116	490	794
Depreciation	88	95	758	941

Branch office contribution margin	$3,793	$2,875	$1,612	$8,280

Three Months Ended June 30, 2004

Net revenue	$26,674	$19,294	$12,445	$58,413

Costs of goods and services
Nursing and therapist salaries, wages, benefits and supplies	15,913	235	239	16,387
Pharmacy product and supplies	—	13,128	846	13,974
Disposables/supplies	17	148	2,710	2,875

Total cost of goods and services	15,930	13,511	3,795	33,236
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	4,835	2,110	3,913	10,858
Business insurance	1,093	158	362	1,613
Overhead	1,816	816	1,659	4,291

Total operating costs and expenses	7,744	3,084	5,934	16,762
Provision for doubtful accounts	189	239	364	792
Depreciation	94	58	665	817

Branch office contribution margin	$2,717	$2,402	$1,687	$6,806

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Segments – continued

	Three Months Ended June 30,
	2005	2004
Total profit for reportable segments	$8,280	$6,806

Corporate, general and administrative	(5,567)	(4,420)
Corporate depreciation and amortization	(157)	(141)
Interest income	56	63
Interest expense	(628)	(604)

Income before income tax expense	$1,984	$1,704

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Segments – continued

	Nursing and PPEC	Pharmacy	Respiratory Therapy, Equipment and Services	Consolidated Total
Nine Months Ended June 30, 2005
Net revenue	$86,043	$65,796	$39,716	$191,555

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	51,209	920	808	52,937
Pharmacy product and supplies	1	45,772	2,633	48,406
Disposables/supplies	58	399	8,869	9,326

Total cost of goods and services	51,268	47,091	12,310	110,669
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	14,713	6,917	11,353	32,983
Business insurance	3,327	728	1,522	5,577
Overhead	5,224	2,441	5,144	12,809

Total operating costs and expenses	23,264	10,086	18,019	51,369

Provision for doubtful accounts	615	166	1,655	2,436
Depreciation	279	272	2,217	2,768

Branch office contribution margin	$10,617	$8,181	$5,515	$24,313

Nine Months Ended June 30, 2004
Net revenue	$79,290	$62,781	$37,205	$179,276

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	46,972	705	746	48,423
Pharmacy product and supplies	2	41,325	2,473	43,800
Disposables/supplies	55	461	8,115	8,631

Total cost of goods and services	47,029	42,491	11,334	100,854
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	14,184	5,993	11,508	31,685
Business insurance	3,851	669	1,371	5,891
Overhead	5,352	2,294	4,764	12,410

Total operating costs and expenses	23,387	8,956	17,643	49,986

Provision for doubtful accounts	704	759	1,368	2,831
Depreciation	282	158	1,896	2,336

Branch office contribution margin	$7,888	$10,417	$4,964	$23,269

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Segments – continued

	Nine Months Ended June 30,
	2005	2004
Total profit for reportable segments	$24,313	$23,269

Corporate, general and administrative	(15,606)	(14,393)
Corporate depreciation and amortization	(474)	(426)
Other income	65	5
Interest income	149	112
Interest expense	(1,873)	(1,719)

Income before income tax expense	$6,574	$6,848

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

Recent Developments

Home Healthcare Industry Events & Updates

Historically, Medicare reimbursement for covered drugs has been limited to 95 percent of the published average wholesale price (AWP) for the drug. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) established new payment limits and procedures for drugs reimbursed under Medicare Part B, including drugs used for inhalation therapy. The final rule, as the MMA required, provides that Medicare beneficiaries will be reimbursed at a rate of 106 percent of the volume-weighted average selling price (the ASP). In addition, providers of inhalation therapy drugs, including our company, will receive a dispensing fee for supplying such drugs. The calendar year 2005 dispensing fee will be $57 for thirty (30) days of therapy or $80 for ninety (90) days. Within the Pharmacy segment, we are continuing to assess the impact of these changes to our unit dose respiratory products to determine the viability of our long term profitability. While the long term impact of the MMA reforms cannot yet be determined because the recently promulgated regulations are transitional in nature, these and other changes may have a material adverse effect on our operations and financial results. For fiscal year 2005, the impact of these regulations is expected to substantially reduce our profitability in the Pharmacy segment. There can be no assurance that we will not face increased margin pressures from subsequent reimbursement changes beyond 2005.

A number of other pilot programs and demonstrations which are mandated by the MMA signal the likelihood of continued re-design of certain aspects of the Medicare program. While the more immediately visible changes mandated by the MMA relate to extension of the Medicare benefit to prescription drug coverage, other aspects may impact the operations and profitability of health care providers, including our company. Among other things, the MMA mandates a phased-in competitive bidding process for Medicare procurement of certain durable medical equipment (DME), commencing in the ten (10) largest Metropolitan Statistical Areas (MSAs) in 2007, followed by the next eighty (80) largest MSAs in 2009. Moreover, the Secretary of the United States Department of Health & Human Services has the authority to apply competitive bidding nationally for the highest cost, highest volume items and services and those items and services that the Secretary determines to have the “largest savings potential.” There will also be at least a five (5) year freeze in the Consumer Price Index update for reimbursement rates for DME where competitive bidding prices are not applicable. In addition, commencing in calendar year 2005, reimbursement for certain items and services (e.g., oxygen and oxygen equipment) that are not subject to competitive bidding will be capped at the 2002 rate or the “Median Federal Employee Health Plan Price” established in 2002, whichever is lower. For fiscal year 2005, the impact of these regulations will be to reduce our profitability in the RTES segment. There can be no assurance that we will not face increased margin pressures from subsequent reimbursement changes beyond 2005.

Under the MMA, there are major changes in the Medicare payment rates for hemophilia products beginning in calendar year 2005. Currently, Medicare reimburses for blood clotting factor at 95 percent of AWP. Effective January 1, 2005, we are reimbursed for blood clotting factor based on the new ASP methodology. We expect that the resulting payment rates will be lower than the current rates for these products. In addition, the Centers for Medicare & Medicaid Services (CMS) will make a separate payment to the entity that provides blood clotting factor to a Medicare beneficiary for items and services related to the furnishing of such products. The amount of this separate payment is capped so that the total of the ASP payment rate and the separate payment amount cannot exceed 95 percent of AWP. It is possible that the proposed separate payment amount will be inadequate for the service level requirements of the Medicare beneficiary with hemophilia. While our current census of Medicare beneficiary hemophilia patients is quite low, the potential for select state Medicaid programs to adopt changes to their payment rates based upon these Medicare changes exists. Such changes could result in a payment amount that would be inadequate for the required service level. We have addressed these proposed reductions, as well as the potential for further reimbursement reductions from selected commercial payors, by reducing administrative and overhead costs where possible and continuing to search for further opportunities to reduce our cost structure.

As described in our prior SEC filings, Georgia Medicaid’s contractor missed the original implementation date of October 1, 2002 and delayed the “go live” date until April 1, 2003 for its new Multi Health Network system. Georgia Medicaid is an important customer of ours and represents approximately 6% of our annual billed revenue. Some of the continuing problems we are trying to resolve with Georgia Medicaid include: correcting conflicts between provider numbers, categories of service, membership identification, units of measure, authorized duration of service and corresponding procedure codes within its authorization module. Given the State’s continued delays in agreeing to a timely settlement on a large number of claims from our RTES segment, we are working with external legal counsel on the range of alternatives available to us, including initiating legal action. Nevertheless, we have been in communication with other contacts in the State’s government and have received somewhat limited assistance to date. Based upon the information available to date, we believe we have recorded an adequate allowance against these receivable balances.

While certain states are realizing relief from prior revenue shortfalls and some are reporting surpluses, concern over a reduction in the future level of Federal Medical Assistance Percentages dampens the likelihood that Medicaid payment limitations will be abated at any time in the near future. While many of the states in which we operate are discussing alternatives which could have the effect of restricting eligibility for Medicaid benefits or increasing the use of managed care organizations in the administration of benefits, we are not aware of any specific proposals being actively evaluated which would have a material adverse impact upon our operations or financial results. However, in an effort to impact these legislative issues, we have engaged consultants in selected markets to directly present our cost saving strategies and related rate requests to the Medicaid programs. During the third quarter of fiscal 2005, we received a rate increase for our Private Duty Nursing services from two states. In addition, our local market staff routinely collaborates with the appropriate community and regulatory authorities on our behalf as well as our patients.

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

Company Events & Updates

During the second quarter of fiscal year 2005, we performed a strategic review of our business. The purpose of this review was to conduct a rigorous evaluation of all possible strategic alternatives; select a strategic path that maximizes long-term shareholder value; assess the management team’s capabilities and identify any gaps in needed talents and skill sets; provide clarity to the tactical actions necessary to maximize the value of each segment of the business; and implement a communication plan which supports the chosen strategic path. During the third quarter of fiscal 2005, we continued the implementation of several of the critical elements of the agreed strategic path. In addition, the Vice President of PPEC Operations resigned. A decision was made not to replace this position and to have these operations report to the Vice President of Nursing.

With respect to compliance with Section 404 of the Sarbanes-Oxley Act’s (“SOX 404”) requirements related to internal controls over financial reporting, we continue to work with our consultants and have substantially completed the documentation process and are well underway with the required testing. Although our estimated expense has increased, we believe that our project is on schedule which allows for adequate time to perform the required testing and potential remediation tasks prior to the required testing by our external auditors.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) on our future financial statements cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the fluctuation in our share price. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share described below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the nine months ended June 30, 2005 and 2004 for such excess tax deductions were $0.5 million and $0.3 million, respectively.

Risk Management

We have spent significant time and resources to move towards a fully implemented Enterprise Risk Management Model. This approach to risk management emphasizes assessment of risk from a broader perspective and relies upon significant employee education initiatives and awareness of a variety of risk exposures. Our full time risk manager, who possesses extensive homecare and occupational medicine experience, has strengthened the initial incident reporting and investigation process and actively monitors claim adjustment activities. Our Risk Committee, which is comprised of members of the Compliance, Legal, Human Resources, Internal Audit and Risk Management Departments, continues to monitor incident reporting and claim adjustment activity, review existing patient census and discharge high-risk cases where legally permissible. Our Risk Committee employs a multi-functional approach to its decision making process. We continue to educate branch office staff on risk management procedures including appropriate nurse staffing decisions. In addition, our third party actuary analyzes our medical malpractice loss history and quantifies liability recognition under the policy terms. Under our medical malpractice policy, we have a $1.0 million per year per claim self-insured retention and an annual aggregate self-insured retention of $8.0 million. If our loss experience worsens it could have a material adverse effect on our financial results and liquidity position.

Operations

We have three reportable segments: (i) Nursing and PPEC, (ii) Pharmacy and (iii) RTES (see Notes to the Condensed Consolidated Financial Statements-Note 7).

In the Nursing and PPEC segment, we continue to see pressures on both reimbursement levels and wage rates in key markets. We have expanded our local market recruiting efforts and we are recruiting for one additional position for a total of ten recruiters.

In the Pharmacy segment, we experienced an increase in gross margin rates due to the seasonal decline of low margin Synagis product as well as improved payor mix within the hemophilia factor and growth hormone products. Within the hemophilia factor product, clinical changes in a patient’s condition can dictate rapid changes to the specific type and amount of drugs provided. These alternative drugs may have relatively higher or lower acquisition costs and reimbursement levels based on the payor. Given the expanded, though increasingly concentrated census, changes of this type expose the Pharmacy segment revenue and contribution margin to significant volatility. Payor initiated reductions to reimbursement levels with no corresponding reduction to acquisition costs pose a significant threat to future contribution margin levels. In response to these changing market conditions we have undertaken a series of initiatives including recruiting for a National Hemophilia Director to coordinate our existing programs and provide dedicated focus on expansion. In addition, we have increased development of marketing materials that highlight our clinical and service expertise as integral components of our pharmacy programs. We have also explored potential business relationships with hemophilia treatment centers to manage their patient populations, and we continue to refine operational best practices to assure maximized clinical compliance and efficiency.

As anticipated, our unit dose pharmacy experienced a significant reduction in Medicare reimbursement. With the transition in the Vice President of Pharmacy Operations position, the planned operating cost reductions were delayed until late in the second quarter of fiscal 2005. During the third quarter, as expected, our contribution margin improved as the transition to manufactured products and operating cost reductions were in full effect.

Our start up pharmacy in the Orlando, Florida market received its required licenses late in the first quarter of fiscal 2005, later than we had anticipated. This delay contributed to start up losses of approximately $0.2 million in the nine months ended June 30, 2005. Start up losses attributable to the Denver, Colorado start up pharmacy were approximately $0.3 million in the nine months ended June 30, 2005. A decision was made to close the Denver, Colorado pharmacy effective in the fourth quarter of fiscal 2005. We determined that we have not made enough progress and the prospects for profitability were moving past a reasonable timeframe.

In the RTES segment, we are focusing our sales and marketing efforts on higher acuity respiratory patients to leverage our clinical competencies and more actively manage the core product mix. As a result, we have begun to see increases in target referrals from managed care payors in select markets. However, we have experienced an increased rate of capital expenditures in connection with the replacement of several equipment items in our core rental fleet. These increasing capital expenditures reflect growing market acceptance of improved versions of these core products. Many of those items have become smaller and more portable and are increasingly requested by patients and referring physicians. These items have higher acquisition costs and, to date, reimbursement levels have not increased. In addition, we are experiencing decreased reimbursement for certain disposable and supply items, as well as the elimination of reimbursement for other select items (see “Home Healthcare Industry Events & Updates” above for additional discussion). In order to address the continued margin pressures on our RTES segment, our Product Review Committee continues to standardize product selections, aggregate product volumes and decrease our number of vendors in an attempt to maximize purchasing power. With the Divisional Vice President position vacant, execution of these initiatives will be critical to achieving the desired objectives.

Source & Availability of Clinical Personnel

During the 13 weeks ending June 25, 2005, our case hours staffed increased to approximately 798,000 as compared to 795,000 in the 13 weeks ended March 26, 2005. We continue to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. To help reduce un-staffed hours, we have made additional investments in nine new local market nurse recruiters, with one open position remaining. We believe that case hours staffed is the most appropriate measurement of nursing activity. To date, we have seen inconsistent results in a number of markets and we will continue to assess and respond accordingly. We anticipate that over time, our nurse scheduling system, SHINE, will help to improve both un-staffed hours and gross margin levels; however, there can be no assurance that this will occur.

RESULTS OF OPERATIONS

The following table is derived from our unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

					Period-to-Period Percentage
	Percentage of Net Revenue				Increase (Decrease)
	Three Months		Nine Months		Three Months	Nine Months
	ended June 30,		ended June 30,		ended June 30,	ended June 30,
	2005	2004	2005	2004	2005	2005
Net Revenue	100.0%	100.0%	100.0%	100.0%	8	7
Costs of goods and services	56.9	56.9	57.8	56.3	8	10
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	17.0	18.6	17.2	17.7	(1)	4
Business insurance	3.2	2.8	2.9	3.3	24	(5)
Overhead	7.1	7.3	6.7	6.9	5	3

Other operating costs and expenses	27.3	28.7	26.8	27.9	3	3
Corporate, general and administrative
Salaries, wages and benefits	5.6	5.3	5.3	5.7	15	(0)
Business insurance	0.1	0.1	0.1	0.1	56	20
Professional services	1.9	1.0	1.6	1.0	103	72
Overhead	1.2	1.2	1.2	1.3	6	(3)

Corporate, general and administrative	8.8	7.6	8.2	8.1	26	8
Provision for doubtful accounts	1.3	1.4	1.3	1.6	0	(14)
Depreciation and amortization	1.7	1.6	1.7	1.5	15	17

Operating income	4.0	3.8	4.2	4.6	14	(3)
Other income	—	—	—	—	—	1,061
Interest income	0.1	0.1	0.1	0.1	(11)	34
Interest expense	(1.0)	(1.0)	(1.0)	(1.0)	4	9

Income before income tax expense	3.1%	2.9%	3.3%	3.7%	17	(4)

We provide a broad range of health care services and products principally for children and, to a lesser extent, young adults and geriatric patients. The following table summarizes both services and products based upon estimated percentages of net billings of each major category for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	% Total	% Total	% Total	% Total
Pediatric Home Health Care
Nursing and PPEC	41.7%	41.8%	41.4%	40.4%
Respiratory Therapy Equipment and Services	8.5%	8.5%	8.2%	8.2%
Pharmacy	29.9%	28.8%	29.6%	29.5%

Total Pediatric Home Health Care	80.1%	79.1%	79.2%	78.1%

Adult Home Health Care
Nursing	4.5%	4.7%	4.5%	4.6%
Respiratory Therapy Equipment and Services	8.4%	8.9%	8.5%	8.8%
Pharmacy	7.0%	7.3%	7.8%	8.5%

Total Adult Home Health Care	19.9%	20.9%	20.8%	21.9%

Total	100.0%	100.0%	100.0%	100.0%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net revenue increased $4.9 million, or 8%, to $63.3 million in the three months ended June 30, 2005 from $58.4 million in the three months ended June 30, 2004. For the Nursing and PPEC segment net revenue increased $2.0 million, or 8%, to $28.7 million in the three months ended June 30, 2005 from $26.7 million in the three months ended June 30, 2004. Of this growth, $0.4 million was attributable to the Macon start up PPEC branch office and $0.3 million was from PPEC same store growth. The increase of $1.3 million in Nursing net revenue was broad based throughout our service areas. Pharmacy net revenue increased $2.0 million, or 10%, to $21.3 million in the three months ended June 30, 2005 from $19.3 million in the three months ended June 30, 2004. This increase in Pharmacy net revenue is attributable to increased deliveries of hemophilia factor and growth hormone products. These increases were offset by net revenue declines in unit dose respiratory medications. RTES net revenue increased $0.8 million, or 7% to $13.3 million in the three months ended June 30, 2005 from $12.4 million in the three months ended June 30, 2004. The increase was across all core products. In the three months ended June 30, 2005, we derived approximately 51% of our net revenue from commercial insurers and other private payors, 43% from Medicaid and 6% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $2.8 million, or 8%, to $36.0 million in the three months ended June 30, 2005 from $33.2 million in the three months ended June 30, 2004. Costs of goods and services of the Nursing and PPEC segment increased $1.0 million, or 6%, to $16.9 million in the three months ended June 30, 2005 from $15.9 million in the three months ended June 30, 2004. Costs of goods and services as a percentage of the Nursing and PPEC segment net revenue decreased to 59% in the three months ended June 30, 2005 compared to 60% in the three months ended June 30, 2004. The Pharmacy segment cost of goods and services increased $1.3 million, or 10%, to $14.8 million in the three months ended June 30, 2005 from $13.5 million in the three months ended June 30, 2004. The RTES segment cost of goods and services increased $0.4 million, or 11%, to $4.2 million in the three months ended June 30, 2005 from $3.8 million in the three months ended June 30, 2004. Costs of goods and services as a percentage of net revenue increased to 32% in the three months ended June 30, 2005 from 30% in the three months ended June 30, 2004.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $0.5 million, or 3%, to $17.3 million in the three months ended June 30, 2005 from $16.8 million in the three months ended June 30, 2004. In the Nursing and PPEC segment, other operating costs and expenses remained relatively constant at $7.7 million in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of net revenue, the Nursing and PPEC segment costs decreased to 27% in the three months ended June 30, 2005 from 29% in the three months ended June 30, 2004. In the Pharmacy segment, other operating costs and expenses increased $0.3 million, or 9%, to $3.4 million in the three months ended June 30, 2005 from $3.1 million in the three months ended June 30, 2004. As a percentage of net revenue these costs remained relatively constant at 16% in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase includes administrative salaries of approximately $0.1 million attributable to start up operations in the Orlando and Denver markets. In the RTES segment, costs and expenses increased $0.3 million, or 4%, to $6.2 million in the three months ended June 30, 2005 compared to $5.9 million in the three months ended June 30, 2004. As a percentage of net revenue these costs decreased to 47% in the three months ended June 30, 2005 from 48% in the three months ended June 30, 2004.

Corporate, general and administrative costs increased $1.1 million, or 26%, to $5.6 million in the three months ended June 30, 2005 from $4.4 million in the three months ended June 30, 2004. As a percentage of net revenue, corporate, general and administrative costs increased to 9% in the three months ended June 30, 2005 compared to 8% in the three months ended June 30, 2004. Of the $1.1 million increase, $0.6 million was attributable to increased professional fees, specifically increased SOX 404 costs and increased audit fees.

Provision for doubtful accounts remained relatively constant at $0.8 million in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Cash collections as a percentage of net revenue were 106% and 107% in the three months ended June 30, 2005 and 2004, respectively.

Depreciation and amortization increased $0.1 million, or 15%, to $1.1 million in the three months ended June 30, 2005 as compared to $1.0 million in the three months ended June 30, 2004.

Interest expense remained relatively constant at $0.6 million in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Our average debt outstanding remained constant.

Income tax expense decreased $0.2 million, or 23%, to $0.5 million in the three months ended June 30, 2005 from $0.7 million in the three months ended June 30, 2004. The tax provision for the quarter ended June 30, 2005 includes a reduction in provision of approximately $0.2 million due to the application of newly enacted rates to existing deferred balances.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Net revenue increased $12.3 million, or 7%, to $191.6 million in the nine months ended June 30, 2005 from $179.3 million in the nine months ended June 30, 2004. For the Nursing and PPEC segment, net revenue increased $6.8 million, or 9%, to $86.0 million in the nine months ended June 30, 2005 from $79.3 million in the nine months ended June 30, 2004. Of this growth, $0.8 million was attributable to the Macon PPEC start-up branch office and $1.0 million was from PPEC same store growth. The increase of $5.0 million in the nursing segment was broad based throughout our service areas. Pharmacy net revenue increased $3.0 million, or 5%, to $65.8 million in the nine months ended June 30, 2005 from $62.8 million in the nine months ended June 30, 2004. RTES net revenue increased $2.5 million, or 7%, to $39.7 million in the nine months ended June 30, 2005 from $37.2 million in the nine months ended June 30, 2004. In the nine months ended June 30, 2005, we derived approximately 52% of our net revenue from commercial insurers and other private payors, 42% from Medicaid and 6% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $9.8 million, or 10%, to $110.7 million in the nine months ended June 30, 2005 from $100.9 million in the nine months ended June 30, 2004. Costs of goods and services of the Nursing and PPEC segment increased $4.2 million, or 9%, to $51.3 million in the nine months ended June 30, 2005 from $47.0 million in the nine months ended June 30, 2004. Costs of goods and services as a percentage of the Nursing and PPEC segment net revenue was relatively constant at 60% in the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. For the Pharmacy segment, cost of goods and services increased $4.6 million, or 11%, to $47.1 million in the nine months ended June 30, 2005 from $42.5 million in the nine months ended June 30, 2004. Pharmacy costs of goods and services as a percentage of net revenue increased to 72% in the nine months ended June 30, 2005 from 68% in the nine months ended June 30, 2004. For the RTES segment, cost of goods and services increased $1.0 million, or 9%, to $12.3 million in the nine months ended June 30, 2005 from $11.3 million in the nine months ended June 30, 2004. Costs of goods and services as a percentage of net revenue increased to 31% in the nine months ended June 30, 2005 from 30% in the nine months ended June 30, 2004. This increase is primarily attributable to higher consumption of disposals and supplies.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $1.4 million, or 3%, to $51.4 million in the nine months ended June 30, 2005 from $50.0 million in the nine months ended June 30, 2004. In the Nursing and PPEC segment, other operating costs and expenses decreased $0.1 million, or 1%, to $23.3 million in the nine months ended June 30, 2005 from $23.4 million in the nine months ended June 30, 2004. As a percentage of net revenue, the Nursing and PPEC segment costs decreased to 27% in the nine months ended June 30, 2005 from 29% in the nine months ended June 30, 2004. The primary factor was decreased allocated business insurance costs. In the Pharmacy segment, other operating costs and expenses increased $1.1 million, or 13%, to $10.1 million in the nine months ended June 30, 2005 from $9.0 million in the nine months ended June 30, 2004. This increase includes administrative salaries of approximately $0.5 million attributable to start up operations in the Orlando and Denver markets. As a percentage of net revenue these costs increased to 15% in the nine months ended June 30, 2005 from 14% in the nine months ended June 30, 2004. In the RTES segment, costs and expenses increased $0.4 million, or 2%, to $18.0 million in the nine months ended June 30, 2005 from $17.6 million in the nine months ended June 30, 2004. As a percentage of net revenue these costs decreased to 45% in the nine months ended June 30, 2005 from 47% in the nine months ended June 30, 2004.

Corporate, general and administrative costs increased $1.2 million, or 8%, to $15.6 million in the nine months ended June 30, 2005 as compared $14.4 million in the nine months ended June 30, 2004. As a percentage of net revenue, corporate, general and administrative costs remained relatively constant at 8% in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. Of the $1.2 million increase, $1.3 million was attributable to increased professional fees, specifically increased SOX 404 costs and increased audit fees.

Provision for doubtful accounts decreased $0.4 million, or 14%, to $2.4 million in the nine months ended June 30, 2005 from $2.8 million in the nine months ended June 30, 2004. Cash collections as a percentage of net revenue were 101% and 97% in the nine months ended June 30, 2005 and 2004, respectively.

Depreciation and amortization increased $0.5 million, or 17%, to $3.2 million in the nine months ended June 30, 2005 as compared to $2.8 million in the nine months ended June 30, 2004.

Interest expense increased $0.2 million, or 9%, to $1.9 million in the nine months ended June 30, 2005 from $1.7 million in the nine months ended June 30, 2004. Our average debt outstanding remained constant.

Income tax expense decreased $0.2 million, or 7%, to $2.5 million in the nine months ended June 30, 2005 from $2.7 million in the nine months ended June 30, 2004. The tax provision for the nine months ended June 30, 2005 was increased by approximately $0.2 million due to a discrete event in the second quarter in a certain state jurisdiction disallowing certain deductions for state income tax purposes and decreased approximately $0.2 million in the third quarter due to the application of newly enacted rates to existing deferred balances.

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

Cash collections as a percentage of net revenue for the three months ended June 30, 2005 and 2004 was 106% and 107%, respectively. While we anticipate that we will continue to achieve our cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

During the nine months ended June 30, 2005, a significant portion of our purchases were for medical equipment to service existing patients and we made routine purchases of computer equipment to maintain and upgrade our technology infrastructure. We anticipate future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. We anticipate funding these capital expenditures with cash flow from operations.

HIPAA’s transactions and code set standards mandate that Covered Entities, including our company, transmit claims and certain related healthcare information in standardized formats and data sets. (See “Recent Developments” above.)

Risk Management

Our workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is then reduced by the monthly loss fund payments. This cash requirement is estimated to be $1.0 million for fiscal 2005. The net balance at June 30, 2005 and September 30 2004 was $3.7 million and $3.3 million, respectively. The insurance carrier has the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date has not indicated the need to do so.

We have secured surety bonds of $1.7 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of June 30, 2005, the surety bonds were collateralized by $1.5 million cash posted to a third party escrow account.

We renewed our employee medical benefit plans effective January 1, 2005. We determined it to be advantageous to continue to use a self insured model instead of a guaranteed minimum premium model. Claim history for calendar 2004 was positive and calendar 2005 pricing is within market inflation estimates. This plan ultimately exposes us to greater risk as compared to the guaranteed minimum premium model coverage, although the self-insured model’s stop loss, aggregate loss and tail liability features provide sufficient protection such that it is more likely than not that we will realize cost savings. In addition, the self-insured model carrier’s medical and disease management capabilities along with its pharmacy formulary protocols and wellness care programs should enable us to deliver to our employees a more effective and competitive plan. We recognize that the features of our medical benefit plan are important to the recruiting and retention of clinical and administrative staff and we are committed to offering a plan that is fully competitive with those offered by other home care providers.

As a result of operating in the health care industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of June 30, 2005, this insurance coverage is provided under a “claims-made” policy that provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of our insurance policy will be adequate.

On October 1, 2004, we completed our annual renewal of our risk management program and implemented several changes. We renewed our insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Per claim self-insured retention remained at $1.0 million with an annual aggregate self-insured retention of $8.0 million and an annual aggregate policy limit of $15.0 million. The premiums increased 16% for fiscal 2005 as compared to fiscal 2004.

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

We are, from time to time, subject to lawsuits arising in the ordinary course of business, some of which may allege damages that would not be covered under our existing insurance policies. We establish our reserves for these lawsuits based upon the information available to date and we believe our reserves are adequate; however there can be no assurance that the ultimate resolution of these lawsuits will not have a material adverse effect on our operations and financial results.

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

We have entered into employment agreements with certain employees that provide, among other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control or a failure to comply with any material terms of the agreements. We have a Non-Qualified Deferred Compensation Plan for certain of our employees. The Plan’s deferred compensation liability as of June 30, 2005 was approximately $1.3 million.

The following table represents a schedule of our contractual obligations and commitments as of June 30, 2005:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long-term debt
Subordinated Notes	$20,350	$—	$20,350	$—	$—
Other notes payable	47	43	4	—	—
Operating leases	14,819	4,162	5,207	2,922	2,528

	$35,216	$4,205	$25,561	$2,922	$2,528

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

Based on a hypothetical immediate 150 basis point increase in interest rates at June 30, 2005 and 2004, the market value of our Notes would be reduced by approximately $0.7 million and $0.9 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our Notes outstanding at June 30, 2005 and 2004 of approximately $0.7 million and $1.0 million, respectively.

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

From time to time, we are involved in various pending or threatened legal actions, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of our business and allege damages relating to personal injury torts, product liability, and other legal issues. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. We currently maintain professional and commercial liability insurance intended to cover such actions and proceedings as discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. In addition, some of these lawsuits may allege damages that may not be covered under our existing insurance polices. Based upon information available to date, management believes it has provided adequate reserves if needed for any unfavorable resolution; however, there can be no assurance that the ultimate resolution of such current pending legal proceedings would not have a material adverse effect on our consolidated financial or liquidity position.

ITEM 6.	EXHIBITS.

The following exhibits are filed with this report:

10.9(x)	Amended and Restated Employment Agreement by and between the Company and James M. McNeill (incorporated by reference to Exhibit 10.9(x) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

10.9(ff)	Employment Agreement by and between the Company and Daniel J. Kohl (incorporated by reference to Exhibit 10.9(ff) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

10.9(gg)	First Amendment to Employment Agreement by and between the Company and Daniel J. Kohl, effective July 29, 2005.

10.9(hh)	Second Amendment to Employment Agreement by and between the Company and James M. McNeill, effective July 29, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO).

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO).

32.1	Section 1350 Certification (CEO).

32.2	Section 1350 Certification (CFO).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

Date: August 9, 2005	By: /s/ JAMES M. MCNEILL
James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)