Form 10-K
period 2005-09-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2005-12-14
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒.

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2005 based on a closing price of $12.34 per share, was $50,254,946. As of December 6, 2005, the number of shares of the registrant’s Common Stock outstanding was 7,267,238 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on February 7, 2006 is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

PEDIATRIC SERVICES OF AMERICA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2005

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of our company. When used in this Form 10-K, the words “may,” “targets,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. We caution that various factors, including the factors described below and elsewhere in this report, including those set forth in Item 1A under the caption “Risk Factors”, as well as those discussed in our other filings with the Securities and Exchange Commission, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf. The following are among the important factors that could cause actual results to differ materially from the results discussed herein:

•	the financial implications of the sale of our Pharmacy business;
•	our anticipated uses of the proceeds from the sale of our Pharmacy business;
•	changes in reimbursement rates or policies;
•	payor relationships;
•	changes in healthcare regulations, including changes resulting from the recently enacted Medicare Prescription Drug Act of 2003 (“MMA”) and the Health Insurance Portability and Accountability Act (“HIPAA”);
•	the ability to collect for equipment sold or rented;
•	the ability to assimilate and manage previously acquired field operations;
•	the ability to collect accounts receivable for products and services we provide, including receivables related to acquired businesses and receivables under appeal;
•	the ability to comply with and respond to billing requirements issues, including those related to our billing and collection system;
•	reduced state funding levels and nursing hours authorized by Medicaid programs;
•	adverse litigation results;
•	competitive factors;
•	ability to hire and retain qualified healthcare professionals;
•	the availability and cost of medical malpractice, workers’ compensation and employee medical benefit insurance;
•	changes in industry practices; and
•	general economic condition and industry trends.

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

General

We are a leading provider of home healthcare and related services for medically fragile and chronically ill infants and children, as well as a key provider of respiratory services for adults. Management believes we are the nation’s largest focused pediatric home healthcare provider. We provide children’s healthcare services through a network of over 100 branch offices, including satellite offices and new branch offices, located in 19 states through three reportable segments: (i) Private Duty Nursing, or PDN, (ii) Prescribed Pediatric Extended Care, or PPEC services and (iii) Respiratory Therapy Equipment and Services, or RTES.

On September 30, 2005, the Board of Directors approved a plan to sell selected assets of our Pharmacy business of what had historically been reported as part of our Pharmacy segment to Accredo Health Group, Inc., a subsidiary of Medco Health Solutions, Inc. For further discussion see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our products and services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile and chronically ill children. We provide a broad range of pediatric healthcare services and equipment, including nursing, respiratory therapy and rental and sale of home medical equipment. In addition, we provide rehabilitation and therapy services in our PPEC day treatment centers for medically fragile and chronically ill children, well care services and special needs educational services for pediatric patients. We also provide case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other healthcare providers. As a complement to our pediatric respiratory services, we also provide respiratory and related services for adults.

Industry Overview

We estimate that the U.S. market for pediatric home healthcare exceeds $5 billion. The current market for pediatric home healthcare products and services is heavily fragmented, and is typically served by a large number of small entities that operate on a local or regional basis and typically provide a limited range of healthcare products and services. This market is also served by a small number of national home healthcare companies that service the pediatric market as part of a broader product and service offering. Because of the high degree of specialization and the broad scope of products and services required for effective treatment of pediatric patients, we believe that there are significant growth opportunities for a national provider focused on the home-based pediatric patients.

The pediatric home healthcare market is distinct in a number of respects. Pediatric patients tend to require a higher acuity of care due to their age and the severity of their medical conditions, and consequently they generally have a relatively long length of treatment, often measured in years rather than weeks or months. Pediatric illnesses and conditions include bronchopulmonary dysplasia, digestive and absorptive diseases, congenital heart defects and other cardiovascular disorders, cancer, cerebral palsy, obstructive and restrictive pulmonary disease, orthopedic conditions and post surgical needs. In many instances, pediatric patients have multiple disorders.

Home care for pediatric patients, like home care generally, is often preferred over institutional care by patients and their parents or other care givers, as well as by payors. Patients and parents prefer home care due to the ability to care for the child in a nurturing environment with family involvement. Home care also minimizes the risk of cross-infection, eliminates privacy and safety concerns and permits a more gradual and consequently more event-free transition of care-giving from the healthcare professional to the family. Payors prefer home care because it is typically more cost effective than institutional care.

Third party reimbursement for pediatric home healthcare is provided by private health insurance and governmental payors, primarily state Medicaid programs. Because of the special needs of pediatric patients, the acuity of care and the skill levels of the individual nurses or therapists providing the care, the rates charged for pediatric healthcare services, particularly pediatric nursing services, are generally higher than adult rates. In addition, due to the high medical acuity of pediatric patients and the large variations in patient conditions and treatment protocols, pediatric home healthcare is typically not reimbursed on a capitated basis.

Unlike geriatric home care patients, who typically receive maintenance care, pediatric home care patients are often treated interventionally, using technologically advanced medical equipment such as ventilators, oxygen delivery systems, feeding pumps, nebulizers, sleep apnea monitors and other respiratory equipment.

Due to the specialized care required to treat pediatric illnesses and conditions, home nursing care is most effectively delivered to pediatric patients by nurses with experience in neonatal intensive care unit (“NICU”), pediatric intensive care unit (“PICU”) or equivalent experience. These specialized healthcare professionals are experienced in treating medically fragile children and administering required medications and other therapies. Pediatric patients typically require home nursing in shifts, in which nursing care is delivered eight to twenty-four hours per day, in contrast to home nursing care for geriatric patients, in which nursing care is typically provided on a short duration “visiting nurse” basis.

Like pediatric patients, young adult home care patients, who range in age from 19 to 64 years, often require long-term care from private duty nurses. Young adult patients suffer from such disorders as muscular dystrophy, cardiovascular disorders and cancer. Many young adult patients suffer injury and significant disabilities from accidents or other forms of trauma. Many of these disorders and illnesses require lifelong treatment. Frequently, a young adult patient receives home care as a continuation of a pediatric home care treatment regimen. A large percentage of young adult patients are covered by private health insurance, with the remainder covered by Medicaid.

Geriatric patients (those patients age 65 years old and older) generally have shorter periods of service and shorter periods of daily care. Many geriatric patients suffer from emphysema or other pulmonary disorders requiring oxygen therapy on a continuous basis. Geriatric patients with more acute conditions are more likely to receive care in an institutional setting. Most geriatric patients are covered by Medicare for all or part of their healthcare needs.

Competition

The markets for our healthcare services are highly competitive and are divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. In addition to competing with other home healthcare companies focusing on providing products and services to pediatric patients, we compete with several large national home healthcare companies that, while not focusing primarily on the pediatric patient, provide pediatric home healthcare services as part of a broader service offering. Certain of our competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than we have and may, in certain locations, possess licenses or certificates that permit them to provide services that we cannot currently provide.

In addition to our traditional competitors, other types of healthcare providers, including hospitals, physician groups and other home health agencies, have entered, and may continue to enter, our business. Among the barriers to entry that may exist in the home health industry are the requirements to acquire certificates of need, respiratory licenses, clinical accreditations, managed care contracts, clinical reputation, established local market relationships with physicians and discharge planners, pediatric trained nurses, and patient referrals.

There can be no assurance that we will not encounter increased competition in the future that could limit our ability to maintain or increase our business and adversely affect our operating results.

Business Strategy

We provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile and chronically ill children in need of Private Duty Nursing (PDN), Prescribed Pediatric Extended Care (PPEC) or Respiratory Therapy Equipment and Services (RTES). In addition, we provide RTES for adults in select markets. We obtain patient referrals primarily based on quality of care and service, reputation with referring healthcare professionals, ability to develop and maintain contacts with referral sources and price of services. We believe that our specialization in pediatric home healthcare, as well as our coordinated care approach to home healthcare services, broadens our appeal to local healthcare professionals and to managed care organizations. We believe executing the following strategies will allow us to be the provider of choice in the markets we serve.

Strategic Review.    During fiscal year 2005, we undertook a comprehensive strategic review of the business which culminated in the decision to sell selected assets of the Pharmacy business (see Item 7). With the proceeds from this sale, we intend to aggressively pursue an acquisition and start-up strategy of pediatric private duty nursing businesses. As we seek to increase our market density, our focus will be on those states that place the highest value on our services, particularly those where we already have a presence.

Focus on Pediatric Services.    Pediatric healthcare services are generally recognized as a distinct specialty within the healthcare industry. We have significant experience and expertise in children’s healthcare, particularly with respect to medically fragile children and chronically ill infants and children who are dependent on sophisticated medical technology and nursing care. We believe that our pediatric focus and expertise differentiates us from other providers in that we are able to address a wide array of disease states and conditions. This capability appeals to state Medicaid programs focused on serving target populations as well as national managed care providers with diverse geographical needs. Demonstration of these improved clinical outcomes is the basis for the “pediatric premium” we attempt to negotiate into our pricing and future expansion of our care continuum from patient discharge through private duty nursing and PPEC services, where available.

Provide High Quality, Cost-Effective Care.    We emphasize quality throughout our organization with respect to the provision of services and the hiring and training of clinical personnel. Moreover, we believe that our ability to coordinate and deliver a wide range of services within our core competencies in a non-institutional setting, and our experience and expertise in caring for medically fragile and chronically ill infants and children, result in superior and cost-effective medical outcomes.

Build Density in Core States.    Through a focused and aggressive acquisitions program, coupled with selective start-ups, we intend to build Private Duty Nursing density in those states that attach the greatest value for our services. We believe that this will enable us to achieve the degree of market share necessary to leverage our capabilities and impact payors and referral sources to maximize our profit and growth potential.

Improve Internal Operating Efficiencies in RTES Segment.    While supporting our pediatric mission, we intend to grow the adult, high tech respiratory segment of our business. Development of a web-based management tool, which automates administration from patient intake through delivery of the products and services, coupled with increased efficiencies within existing locations, should drive improved profitability.

Increased Managed Care Penetration.    We continue to pursue a managed care marketing strategy which focuses on select markets with unfulfilled market share potential. Our regional managed care sales personnel work directly with location directors to increase local market share. Initiatives include:

•	identification of the dominant local market managed care companies and their provider networks;
•	coordination of marketing and contracting efforts;
•	development and expansion of relationships with key referral sources;
•	evaluation and qualification of patient intakes; and
•	effective coordination with local market Medicaid programs.

Clinical Outcomes.    We believe that our ability to quantify the efficacy of the clinical outcomes of our patients will be increasingly important to our ability to negotiate a “pediatric premium” into our future pricing. As such, during fiscal year 2005, we accelerated development of a data collection and analysis tool to enhance our ability to measure and communicate these results to our key Medicaid programs and managed care payors. At this point in time we have begun to pilot data collection and reporting methodologies in select markets.

Funding of these initiatives will be prioritized using our sources of liquidity articulated under the “Liquidity and Capital Resources” sub-section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Products, Services and Operations

Products and Services

We provide a broad range of healthcare services and products principally for children and, to a lesser extent, young adults and geriatric patients. We define pediatric as age eighteen and younger with the remainder defined as adult. Patients who began service with us as children and are still on service upon attaining the age of eighteen are classified as adults. The following table summarizes both products and services from continuing operations based upon estimated percentages of net billings of each major category for the periods indicated.

	2005	2004	2003
	% Total	% Total	% Total
Pediatric Home Health Care
Nursing	53.2%	53.3%	53.8%
PPEC	6.2%	5.2%	4.6%
Respiratory Therapy Equipment and Services	18.8%	18.2%	16.2%

Total Pediatric Home Health Care	78.2%	76.7%	74.6%

Adult Home Health Care
Nursing	6.9%	7.1%	7.1%
Respiratory Therapy Equipment and Services	14.9%	16.2%	18.3%

Total Adult Home Health Care	21.8%	23.3%	25.4%

Total	100.0%	100.0%	100.0%

Pediatric Healthcare Services

Pediatric Nursing Services.    Our pediatric nursing services consist primarily of private duty home nursing care for pediatric patients with illnesses and conditions such as bronchopulmonary dysplasia, digestive and absorptive diseases, congenital heart defects and other cardiovascular disorders, cancer, cerebral palsy, obstructive and restrictive pulmonary disease (e.g., bronchitis and asthma), orthopedic conditions and post surgical needs. Pediatric home nursing care typically begins upon the patient’s discharge from the hospital. Under a prescription or care plan developed by the patient’s physician, our nurses and therapists monitor the condition of the child, administer medications and treatment regimens, provide enteral and other forms of tube feeding, monitor and maintain ventilators, oxygen and other home medical equipment, monitor and administer pain management, provide daily care, including baths, hygiene and skin care, conduct physical and other forms of prescribed therapy, and coordinate other forms of medical care necessary for the child.

Home nursing care is often provided up to 24 hours per day for extended periods of time. We estimate that our pediatric patients require private duty nursing care for an average of eight months with length of daily care averaging approximately ten hours. Our nurses emphasize education of the caregivers of the child to maximize the independence of the child and the family. Through this educational process, the length of daily private duty care can be modified as the child’s condition improves or stabilizes and the parents or caregivers assume a more active role in the care of the child. Depending on the condition of the child and the orders of the attending physician, we may continue to provide nursing visits, respiratory therapy and other medical equipment after we discontinue private duty nursing care.

We have approximately 3,176 registered or licensed pediatric nurses on our active nursing registries. Due to the special needs and acuity of care of pediatric patients generally, we require that our nurses have training with pediatric patients. Most of our nurses have expanded pediatric experience, such as NICU, PICU or equivalent experience.

Prior to the discharge of a medically fragile child from the hospital, referral sources generally make arrangements for nursing services before making arrangements for other healthcare services such as equipment. Consequently, a high quality and well-trained nursing service can help market our other pediatric product lines and services based on patient needs.

Prescribed Pediatric Extended Care (“PPEC”).    Our PPEC centers provide, among other services, daily medical care and physical, occupational and other forms of therapy for medically fragile and chronically ill children. The children receive nursing supervision and/or physical, occupational and other therapies in a setting that allows for socialization and education of the children. The children generally spend between 20 to 40 hours per week at the center according to their individual plan of treatment. We currently operate nine PPEC centers in Florida, Georgia and North Carolina.

Pediatric Respiratory Therapy, Equipment and Services (“RTES”).    We provide respiratory therapy equipment and services to pediatric patients in the home. The services include: (i) the rental, sale, delivery and setup, in accordance with physician prescriptions or orders of equipment such as ventilators, oxygen concentrators, liquid oxygen systems, high pressure oxygen cylinders, apnea monitors and nebulizers, (ii) periodic evaluation and maintenance of the equipment and (iii) delivery and setup of disposable supplies necessary for the operation of the equipment. Our branch offices provide rental of home medical equipment as well as mail order programs for the provision of a broad range of home healthcare supplies. We provide these services to patients with a variety of conditions, including obstructive and restrictive pulmonary diseases, neurologically related respiratory problems, congenital heart defects and cancer. We utilize skilled registered respiratory therapists, certified respiratory therapy technicians, and other qualified health professionals to provide these services. We also provide training to patients and their families in equipment use and service as well as emergency on-call support. In addition, we provide rental, sale and service of home medical equipment and respiratory therapy services to adult and pediatric patients with a focus on high-tech products including ventilators, oxygen concentrators, liquid oxygen systems, continuous positive airway pressure devices (“CPAP”), bi-level respiratory assist devices (“BIPAP”), and oximetry and apnea monitors. These services are provided to patients upon their discharge from the hospital, as well as after our nursing services are no longer required.

Young Adult and Geriatric Respiratory Therapy and Equipment Services

We generally offer young adult patients healthcare equipment services similar to those provided to pediatric patients. Our young adult patients are generally treated for disorders such as muscular dystrophy, cystic fibrosis, cardiovascular disorders and cancer, as well as serious disabilities from accidents and other forms of trauma involving spinal cord or other injuries. Few of these patients require private duty nursing services. Frequently, our young adult patients receive home care as a continuation of a pediatric home care treatment regimen.

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

Operations

Recruiting, Training and Retention of Professional Staff

Our pediatric services are generally provided by skilled pediatric nurses and skilled respiratory therapists. Nurses typically have pediatric, NICU, PICU or equivalent experience, a nursing license and current CPR certification. Each nurse must pass a written pediatric competency and medication exam, provide employment references and submit to a comprehensive multi-jurisdictional background check. Therapists generally have a minimum of one year prior experience and current CPR certification, and must provide employment references as well. Under our pediatric nursing training program, nurses are required to attend an orientation program where they are trained in aspects of home healthcare, such as equipment use, that differ from institutionally provided healthcare. If qualified, nurses receive additional training in the use of ventilators and other home respiratory equipment. We require our nurses to attend continuing education sessions on safety and techniques in home healthcare. Further, to assist in the retention of qualified personnel, we offer our nurses periodic continuing education courses and professional seminars on various topics in home healthcare. As of September 30, 2005, we had approximately 3,479 licensed or credentialed nurses, therapists, and pharmacists on our staff and active registries.

To provide a qualified, reliable nursing and therapy services staff, we continuously recruit registered nurses, licensed practical nurses, respiratory therapists, licensed pharmacists, home health aides and technical specialists, and offer training and other programs to encourage retention of these professionals. We recruit primarily through internet websites, advertising, employment fairs, direct mail and employee referral programs that use rewards and other benefit programs to encourage new employee referrals by existing employees. The healthcare industry in total and the home health industry more acutely, have been experiencing difficulties in recruiting qualified nurses due primarily to lack of enrollment in nurse training programs and alternate career opportunities for experienced nurses. As a result, we have ten nurse recruiting specialists on staff that direct local nurse recruiting efforts to maximize their effectiveness and potentially increase the number of hours staffed. Furthermore, current indications suggest that the supply of licensed qualified nurses will continue to decline in the foreseeable future.

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

Case Administration

Prior to providing services to a patient, we coordinate with the patient’s physicians, third party payors, case managers and other referral sources. To provide better quality services to select high acuity patients, we have developed and implemented case management and clinical coordination functions.

Case Management.    We employ case managers to ensure the cost-effective delivery of high quality care to many of our highest acuity patients covered by commercial insurance. We assign a case manager to review the patient’s insurance status to determine coverage and relevant reimbursement criteria. The case manager contacts the relevant third party payors to negotiate the services that will be covered and the applicable rates. The case manager then communicates with our billing and collection department to assist in accurate billing. The case manager also assists in resolving disputes that may arise between us and third party payors.

Clinical Coordination.    We assign a clinical coordinator to higher acuity patients, typically before the patient is discharged from the hospital. The clinical coordinator works with the physician, case manager or other referral source to arrange all home healthcare services needed by the patient.

Sales and Marketing

We obtain patient referrals primarily from case managers, neonatologists, pediatricians, pulmonologists, internists and other physicians, hospital discharge planners, community-based healthcare institutions and social service agencies. We market our services to these referral sources through our managed care marketing personnel, sales and marketing personnel, branch office personnel and various media formats. The branch office directors coordinate the various sales and marketing activities at the branch office level. Branch office directors generally have a clinical background as registered nurses and/or therapists and, as such, they are able to describe and promote our services to referral sources. The branch office directors attempt to cultivate relationships with their local referral sources through quality service, personal contacts and education about the appropriate role and benefits of our services in the treatment of patients.

We also promote referrals by seeking to arrange preferred provider contracts with managed care companies. We have established preferred provider arrangements that are both national and regional in scope. The contracts typically designate us as a preferred provider of certain services in select areas but do not establish an exclusive relationship. The preferred provider contracts typically set forth a range of services that we may provide and the applicable rates for such services. The contracts also specify required billing and claims procedures, record maintenance policies and other requirements. We have not entered into any contracts with health maintenance organizations or other third party payors that require services to be rendered on a risk sharing or capitated basis.

We believe that CHAP accreditation of our offices is an important factor in our sales and marketing efforts. We also believe that our focus on pediatric healthcare services, combined with management’s experience in rendering these services, provide us with a significant sales and marketing advantage.

Billing and Collection

We derive substantially all of our net revenue from commercial third party and selected private payors, Medicare and Medicaid. The current reimbursement environment is complex, involving multiple payors with differing coverage and reimbursement policies. Management of accounts receivable, through effective billing, collection and reimbursement procedures, is critical to the financial success of healthcare service providers due to lengthy reimbursement periods. Any significant delay in reimbursement could have a material adverse effect on our financial condition. Our corporate reimbursement specialists work closely with the branch offices and the payors. Each specialist is responsible for ensuring the adequacy of the documentation, submitting the documentation and claims to third party payors and expediting payment.

Branch Office Network

We currently provide our healthcare services through a network of over 100 branch offices, including satellite offices and new branch offices, located in 19 states. We seek to address local market needs through our branch office network. Each branch office conducts local marketing efforts, recruits personnel and coordinates patient care. We believe that the business of providing healthcare services is local in nature and is most effective if each branch office is proactive in meeting the needs of the local community. While allowing our branch office managers sufficient autonomy to address local needs, we provide our branch office managers support and direction from the Corporate office including, training, comprehensive policies and procedures, standardized operating systems and related controls. In addition, our local market staff routinely collaborates with the appropriate community and regulatory authorities on our behalf and that of our patients. For financial reporting purposes, our branch offices are aggregated into three reportable segments based on their predominant line of net revenue in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Corporate Compliance Program

Our corporate compliance program continues to focus its efforts in the areas of fraud and abuse, auditing and monitoring of regulatory compliance, training of our employees and providing support and guidance for employees as they strive to comply with the rules, regulations and policies governing or applying to us and our operations. The Compliance Officer reports directly to the Chairman of the Audit Committee of our Board of Directors. The Compliance Department has conducted audits in the areas of billing, payroll, and medical documentation at selected branch offices throughout our company. The Compliance Department has been active in establishing several training programs relating to proper documentation, and has provided in-service training regarding corporate compliance to substantially all employees. The Compliance Department has also been instrumental in the development and implementation of our compliance efforts at the branch office level. In addition, we have established a toll-free Compliance Hotline to assist in our commitment to ethical conduct throughout our company. The telephone number is (800) 408-4442. All employees, vendors, contractors and agents are encouraged to use this confidential means of communication to report any compliance issues.

Investor Relations

We maintain an Investor Relations Department that seeks to facilitate effective communication between us and our shareholders within the limitations of applicable regulations. We also engage an outside investor relations firm to assist in raising our visibility to the investing public, including institutional investors and brokerage firms. The Investor Relations Department is also charged with the implementation and administration of our corporate governance guidelines as they relate to the investing public.

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

Internal Audit

We maintain an internal audit function that reports directly to the Audit Committee of the Board of Directors. The primary role of the internal audit function is to execute the branch office audit program, designed and approved by the Audit Committee. Ongoing risk assessments are performed to indicate which branch offices are to be selected for transaction and process control tests. Branch office audits may be performed by a combination of employees and outside consultants.

Reimbursement

We focus our healthcare marketing efforts on patients with private insurance and governmental payors. Due to the nature of our business, many of our patients rely on Medicare and Medicaid for health coverage.

The following are the estimated percentages of our net revenue from continuing operations attributable to reimbursement from various payors for the healthcare services we currently provide, for the periods presented:

	Year Ended September 30,
Payor	2005	2004
Commercial Insurance and Other Private Payors	40%	41%
Medicaid and Other State Programs	52%	50%
Medicare and Other Federal Programs	8%	9%

Total	100%	100%

During the past decade, federal and state governments and private payors have taken extensive steps intended to contain or reduce the costs of healthcare. These steps have included, among others, reduced reimbursement rates, changes in and reduction of services covered, increased prospective, concurrent and retrospective utilization review of services, negotiated prospective or discounted contract pricing and adoption of a competitive bid approach to service contracts. Cost containment efforts are expected to continue in the future. Home healthcare, which is usually less costly than hospital-based care, generally has benefited from certain of these cost containment efforts. As expenditures on home healthcare services have grown, however, initiatives aimed at reducing the cost of healthcare delivery in non-institutional settings have increased. Many state Medicaid programs, in an effort to contain the cost of healthcare and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Likewise, the federal government, through legislation and regulation, has acted repeatedly to limit expenditures for healthcare, including home health services, respiratory and home medical equipment. See “Management Discussion and Analysis of Financial Condition and Results of Operations.” A significant change in coverage or a reduction in payment rates for the types of services we provide could have a material adverse effect upon our business.

Laws and Regulations

General.    Our business is subject to extensive and frequently changing state and federal regulation. State laws regulate several aspects of our business, including home health, durable medical equipment (“DME”), and oxygen services (including certificates of need and licensure requirements in certain states). We also are subject to certain state laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a financial relationship exists between a referring person or entity and the entity providing the service. Federal laws governing our activities include regulation under the Medicare and Medicaid programs relating to, among other things, certification of home health agencies and reimbursement. Federal fraud and abuse laws prohibit or restrict, among other things, the payment of remuneration to parties in a position to influence or cause the referral of patients or business, as well as the filing of false claims.

Changes in or new interpretations of these laws could have an adverse effect on our methods and costs of doing business. Further, failure by us to comply with such laws could adversely affect our ability to continue to provide, or receive reimbursement for, our equipment and services, and also could subject the Company and our officers and employees to civil and criminal penalties. There can be no assurance that we will not encounter regulatory impediments that could adversely affect our ability to open new branch offices or to expand the services currently provided by our existing branch offices.

Medicare and Medicaid Regulations.    As a provider of services under the Medicare and Medicaid programs (the “Programs”), we are subject to federal and state laws and regulations governing reimbursement procedures and practices. These laws include the Medicare and Medicaid fraud and abuse statutes and regulations which, among other provisions, prohibit the payment or receipt of any form of remuneration in return for referring business or patients to providers for which payments are made by a governmental healthcare program. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Programs and imprisonment of responsible individuals. In addition, the Health Insurance

Portability and Accountability Act of 1996 (“HIPAA”) expanded the Government’s fraud and abuse enforcement powers. Among other provisions, HIPAA expands the Government’s authority to prosecute fraud and abuse beyond Medicare and Medicaid to all payors; makes exclusion from the Programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted. These laws also include a prohibition on referrals contained in the Omnibus Budget Reconciliation Act of 1989 (“Stark I”), which prohibits referrals by physicians to clinical laboratories where the physician has a financial interest, and further prohibitions contained in the Omnibus Budget Reconciliation Act of 1993 (“Stark II”), which prohibits such referrals for a more extensive range of services, including home health and durable medical equipment. Various federal and state laws impose civil and criminal penalties against participants in the Programs who make false claims for payment for services or otherwise engage in false billing practices.

Many state laws prohibit the payment or receipt or the offer of anything of value in return for, or to induce, a referral for healthcare goods or services. In addition, there are several other statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these state laws vary from state to state, are often vague and have sometimes been interpreted inconsistently by courts and regulatory agencies. Private insurers and various state enforcement agencies have also increased their scrutiny of healthcare providers’ practices and claims, particularly in the home health and home medical equipment sectors.

In recent years, enforcement of federal fraud and abuse laws, as well as regulatory scrutiny in general, has increasingly focused on the home healthcare industry. For example, the government has implemented Operation Restore Trust, a federal investigative initiative focused on home health, home medical equipment and skilled nursing facility providers. Operation Restore Trust is now operational in every state, and millions of dollars in funds fraudulently obtained by providers have been recovered. The Government also has implemented “wedge” audits, which involve a review of a small sample of patient records to identify non-compliance and project an error rate for all claims in a discrete period. Periodic and random audits by intermediaries or by state Medicaid agencies may result in delays in receipt or adjustments to the amounts of reimbursement received under the Medicare, Medicaid or Medicaid Waiver Programs.

There can be no assurance that we will not become the subject of a regulatory or other investigation or proceeding or that our interpretations of applicable healthcare laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to us, diversion of management’s time and attention, and could have a materially adverse effect on our company.

For a discussion of the impact of recent changes to Medicare and Medicaid regulations please refer to Recent Developments under Item 7 -Management’s Discussion and Analysis of Financial Condition and Results and Operations.

Regulation of Certain Transactions.    The Social Security Act, as amended by HIPAA, provides for the mandatory exclusion of providers and related persons from participation in the Programs if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Programs or relating to neglect or abuse of patients. Further, individuals or entities may be, but are not required to be, excluded from the Programs in circumstances including, but not limited to, convictions relating to fraud; obstruction of an investigation of a controlled substance; license revocation or suspension; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Programs, against whom a civil monetary penalty related to the Programs has been assessed, or who has been convicted of a crime described in this section. The illegal remuneration provisions of the Social Security Act make it a felony to solicit, receive, offer to pay, or pay any kickback, bribe, or rebate in return for referring a patient for any item or service, or in return for purchasing, leasing or ordering any good, service or item, for which payment may be made under the Programs. Other provisions in HIPAA proscribe false statements in billing and in meeting reporting requirements and in representations made with respect to the conditions or operations of providers. A violation of the illegal remuneration statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five years and/or a fine of up to $25,000. Further, a civil action to exclude a provider from participation in the Programs could occur. There are also other civil and criminal statutes applicable to the industry, such as those governing false billings and the new healthcare/services offenses contained in HIPAA, including healthcare/services fraud, theft or embezzlement, false statements and obstruction of criminal investigation of offenses. The first criminal conviction and sentencing for a violation of the HIPAA privacy rules occurred in November 2004. Criminal sanctions for these new healthcare criminal offenses can be severe, including imprisonment for up to twenty years.

Legal Compliance.    We maintain a compliance program designed to minimize the likelihood that we would engage in conduct or enter into contracts in violation of the fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved by the managed care and/or legal departments. We also maintain various educational programs designed to keep our managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of our policy of strict compliance in this area. We have established a toll-free Compliance Hotline to assist in our commitment to ethical conduct throughout our company. While we believe our operations comply with applicable laws and regulations, we cannot provide any assurance that further administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a materially adverse effect on our business.

Medicare Certification.    Federal regulations governing the Medicare program are also applicable to our company. Regulations for Medicare reimbursement include an annual review of healthcare operations and personnel and provide criteria for coverage and reimbursement. We are Medicare certified to provide nursing services in thirteen states, as required.

Permits and Licensure.    Many states require licensure of companies providing home healthcare services and other products and services of the type offered by our company. We are currently licensed as a home health agency in twelve states and a home care agency in five states. We also provide unit dose medications by mail order to various states.

Certificates of Need.    A number of states require companies providing home healthcare services and other services of the type offered by us to have a certificate of need issued by the state’s health planning agency. Certificates of need are often difficult to obtain and in many instances are not obtainable at all because an area is determined to be adequately served by existing providers or for other reasons. If we commence operations in a state, or expand our operations in a state where we are currently operating, and those operations require a certificate of need, we will be required to obtain such certificates of need with respect to those operations. We currently have certificates of need in four states. There can be no assurance that we will be able to obtain other required certificates of need and, if so required, we will incur expenses in connection with attempting to obtain such certificates of need.

HIPAA.    HIPAA’s administrative simplification rules mandate that healthcare providers who conduct standard transactions electronically, payors and clearinghouses, enact measures to protect personally identifiable health information (the “Privacy Rules”), use standard electronic transaction and code sets (the “Standard Transactions Rules”) and ensure the security of health information in electronic form (the “Security Rules”). Multiple sets of regulations, each with its own compliance date, have been issued to implement the different administrative simplification requirements.

The compliance dates for the Privacy Rules, the Standard Transactions Rules and the Security Rules have already been reached. We were materially compliant by such dates.

The full effect of HIPAA’s rules is not yet known, in part because further amendment of the regulations is likely. We have appointed a privacy officer and a security officer, and have established and followed a timeline for full implementation of the rules by the mandated compliance deadlines. Nevertheless, there can be no assurance that these and other changes will not materially and adversely affect our business and financial condition.

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

ITEM 1A.    RISK FACTORS

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

The profitability of our business depends on payment and reimbursement from governmental and non-governmental third party payors. Federal and state governments as well as commercial third party and selected private payors have taken and continue to take extensive steps intended to contain or reduce the costs of healthcare. These steps have included, among others, reductions in reimbursement rates, changes in services covered, increased utilization review of services, negotiated prospective or discounted contract pricing, and adoption of a competitive bid approach to service contracts. Cost containment efforts are expected to continue in the future. We cannot assure you that payments under state or federal governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Although home healthcare, which is generally less costly than hospital-based care, has benefited from many of these cost containment efforts, as expenditures in the home healthcare market continue to grow, governmental and private payor initiatives aimed at reducing the cost of healthcare delivery at non-hospital sites are increasing. Many state Medicaid programs, in an effort to contain the cost of healthcare and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Initiatives have been implemented in the past and such initiatives are expected to continue in the future. There can be no assurance that these initiatives will not materially and adversely affect our revenues from these sources and, consequently, our results of operations. In addition, we cannot assure you that the services that we provide and the facilities that we operate will meet or continue to meet the requirements for participation in these programs.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Federal and state laws that protect the privacy of patient health information, such as HIPAA, may increase our costs, result in delays in reimbursement and limit our ability to collect and use that information.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We may not be able to collect reimbursements for our products and services from third party payors in a timely manner.

We are responsible for submitting reimbursement requests to third party payors and collecting the reimbursements, and assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, we may experience difficulties in collecting reimbursements because third party payors may seek to reduce, by appeal or otherwise, or delay reimbursements to which we are entitled for products and services that we have provided. Our business may be affected by delays in reimbursement from when we provide products and services to when we receive the reimbursement or payment for these products and services. This timing delay may cause working capital shortages from time to time. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operation and liquidity. We cannot assure you that trends in the industry will not further extend the collection period and adversely impact our working capital or that our working capital management procedures will successfully mitigate this risk.

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

New laws and regulations are enacted from time to time to regulate new and existing services and products in the home healthcare industry. Because many of these laws and regulations are relatively new and are complex, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. Changes in the law or new interpretations of existing laws also could have an adverse effect on our methods and costs of doing business.

Failure to comply with applicable regulations may subject us to fines, penalties or exclusion from participation in government programs.

As part of the extensive federal and state regulation of our business, we are subject to audits, examinations and investigations by or at the direction of governmental investigatory and oversight agencies. Failure by us to comply with applicable laws and regulations could adversely affect our ability to continue to provide, or receive reimbursement for, our products and services and also could subject us and our officers to civil and criminal penalties. Such investigations and suits could result in significant financial sanctions or exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. Recently, enforcement of federal fraud and abuse laws and regulatory scrutiny generally, have increasingly focused on the home healthcare industry. There can be no assurance that we will not become the subject of a regulatory or other investigation or proceeding or that we will not encounter regulatory impediments that could adversely affect our ability to open new branch offices and to expand the services currently provided at our existing branch offices. There can be no assurance that current or future government regulation will not have an adverse effect upon our business.

We depend on the efforts of healthcare professionals, the loss of whose services could adversely affect our business.

We are highly dependent upon our staff of professional nurses, respiratory therapists and pharmacists. Competition for healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our patients is strong, and salaries and benefit costs relating to these professionals have risen. The loss of key personnel or the inability to attract, retain or motivate sufficient numbers of qualified healthcare professionals could adversely affect our business. Future changes to the supply and demand for certain healthcare professionals could have a material adverse effect on our profitability and on our ability to maintain or increase our patient base at certain or all of our branch offices. An inability to continue to increase the number of professionals we recruit and retain would adversely affect our potential for growth. The cost of attracting healthcare professionals and providing them with attractive benefit packages may be higher than anticipated and, as a result, our profitability could decline. Moreover, if we are unable to attract and retain these professionals, the quality of our services may decline and, as a result, we could lose patients.

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

The markets for our healthcare services are highly competitive and are divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. In addition to competing with other home healthcare companies focusing on providing services to pediatric patients, we compete with several large national home healthcare companies that, while not focusing primarily on the pediatric patient, provide pediatric home healthcare services as part of a broader service offering. Certain of our competitors and potential competitors have significantly greater financial, technical and marketing/sales resources than we have and may, in certain locations, possess licenses or certificates that permit them to provide services that we cannot currently provide. The competitors also may undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and clients. Increased competition in the future from existing competitors or new entrants may limit our ability to maintain or increase our market share. There can be no assurance that we will not encounter increased competition in the future that could limit our ability to maintain or increase our business and could adversely affect our operating results.

Our business involves a major risk of lawsuits for product and malpractice liability, which our insurance may not be adequate to cover, that could increase the risk of our business.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our business involves a major risk of workers’ compensation claims and losses, which our insurance may not be adequate to cover, that could increase the risk of our business.

As a result of operating in the home healthcare industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging employee accidents which are likely to occur in a patient’s home. As such, these incidents are typically un-witnessed and require proactive claims adjustment strategies to minimize expected losses and mitigate exposure to fraudulent claims. See “Recent Developments” below.

Our potential inability to react effectively to changes in the healthcare industry could adversely affect our operating results.

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including efforts at national healthcare reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. The impact of third party pricing pressures and low barriers to entry has dramatically reduced profit margins for healthcare providers. Continued growth in managed care and capitated plans has pressured healthcare providers to find ways of becoming more cost competitive. This has also led to consolidation of healthcare providers in our market areas. Our inability to react effectively to these and other changes in the healthcare industry could adversely affect our operating results. We cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on us or our customers and suppliers.

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

Our business could be affected if we are unable to deploy the proceeds from the sale of our Pharmacy business.

Our growth depends in part on our ability to start-up or identify, acquire and integrate PDN businesses to replace the earnings stream of the Pharmacy business. Failure to do so could have a material adverse effect on our financial condition and results of operations.

Risk Relating to our Common Stock

The market price of our Common Stock may experience substantial fluctuations for reasons over which we have little or no control.

The stock price and the number of shares traded of companies in the healthcare and health services industry experience periods of significant volatility. Both company-specific and industry-wide developments may cause this volatility. The market price of our common stock could continue to fluctuate up or down substantially based on a variety of factors, including the following:

•	sales of stock by large shareholders for reasons unrelated to our performance or future prospects;

•	future announcements concerning us, our competitors, the payors with whom we have relationships or the healthcare market;

•	changes in operating results from quarter to quarter;

•	sales of stock by insiders;

•	changes in government regulations;

•	news reports relating to trends in our markets;

•	acquisitions and financings in our industry; and

•	overall volatility of the stock market.

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

We have paid no dividends on our Common Stock. We anticipate that we will retain all of our future earnings, if any, and cash proceeds from the sale of the Pharmacy business for use in the operation and expansion of our business. Therefore, you are not likely to receive dividends in the foreseeable future, and you will only be able to benefit from holding our stock if the stock price increases.

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

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available free of charge, on the Internet at the Company’s website, www.psakids.com, as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report. Our reports are also available free of charge by mail upon written request to the Company’s Secretary at the address listed above.

In addition, we have posted the charters for our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, as well as our Code of Ethics and Business Conduct, on our website. We will provide a copy of these documents to stockholders upon request.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Norcross, Georgia and consist of approximately 60,000 square feet of office space. The lease term on the facility expires in 2013. Our healthcare operations include over 100 branch offices, including satellite offices and new branch offices, located in 19 states. Branch offices typically are located in office parks or complexes and average approximately 2,500 square feet. Generally, each healthcare facility is a combination warehouse and office. Lease terms on branch offices are generally three years or less. Lease terms on PPEC centers tend to be for seven to ten years to fully amortize required improvements. We believe that our current facilities are suitable for and adequate to support the level of our present operations.

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

During the fourth quarter of the fiscal year ended September 30, 2005, no matter was submitted to a vote of our stockholders through the solicitation of proxies or otherwise.

ITEM 4 (A).    EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of our company including their ages as of the date of this Annual Report on Form 10-K, their principal occupations for at least the past five years, the year in which each was elected and any directorships held by them in other public companies. Unless otherwise indicted, the information set forth herein is as of September 30, 2005.

Edward K. Wissing (68) has been our Executive Chairman of the Board since 2004. Mr. Wissing is a former CEO and director of American HomePatient, Inc., a national provider of home healthcare products and services. Under Mr. Wissing’s leadership, American HomePatient grew from 20 operating locations in 1992 to over 300 locations by the end of 1997, with over $400 million in revenues at his retirement in May 1998. Prior to his employment with American HomePatient, Mr. Wissing held several senior executive positions in healthcare related firms, including Becton Dickinson, Sandoz/Rhone Poulenc and Glasrock HomeHealth. He has maintained a very active role in the home healthcare industry and has twice chaired the Health Industry Distributor’s Association, or HIDA. Mr. Wissing has also served as chairman of HIDA’s Educational Foundation. He currently serves on several other healthcare company boards including Psychiatric Solutions, Inc., Brentwood Capital (Advisory Board) and Christiana Care Health Initiatives.

Daniel J. Kohl (49) is our President and Chief Executive Officer. Immediately prior to joining PSA in 2004, Mr. Kohl was a de facto Executive in Residence for Warburg Pincus. In addition, he had consulted for various other private equity and venture capital firms. From 2001-2002 he served as the CEO of Sonus Corp. where he directed all business activities for the hearing aid distributor. Prior to that, Mr. Kohl was the President and Chief Executive Officer of 21ST Century Communications from 1999 to 2000. Mr. Kohl also served as President and CEO of Housecall Medical Resources, Inc. from 1997-1999 and as Vice President of Equifax Health Information Services from 1993-1997. Currently, Mr. Kohl is a board member for The Citadel Foundation.

James M. McNeill (47) joined our company in 1996. Mr. McNeill has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer of our company since April, 1999. Mr. McNeill also served as our Chief Accounting Officer from July 1997 to April 1999. Prior to joining our company, Mr. McNeill was employed in a senior financial management position from 1991 to 1995 with Golden Peanut Co., an agribusiness company. In addition, Mr. McNeill has worked in a variety of financial analysis and reporting positions with General Electric Company, Harris Corporation and Scientific-Atlanta Corporation.

There are no family relationships among our directors or executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Holders of Common Stock

At September 30, 2005, there were approximately 79 shareholders of record and an estimated 1,800 beneficial owners holding our stock in nominee or “street” name.

Dividends

We have paid no dividends on our Common Stock. We intend to retain any future earnings and cash proceeds from asset sales to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Price Range of Common Stock

Our Common Stock currently trades on the Nasdaq National Market under the Symbol “PSAI”. The following table sets forth the quarterly high and low sale prices for our Common Stock for the periods indicated through September 30, 2005.

	High	Low
2005
First Quarter	$12.95	$7.40
Second Quarter	$12.70	$10.66
Third Quarter	$14.25	$11.90
Fourth Quarter	$14.00	$9.71

2004
First Quarter	$9.99	$7.75
Second Quarter	$14.24	$9.56
Third Quarter	$16.20	$11.65
Fourth Quarter	$12.62	$6.23

Issuer Purchase of Equity Securities

We did not repurchase any of our shares of Common Stock during the year ended September 30, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended September 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of operations data (1) (2) (3):
Net revenue	$172,183	$162,607	$155,757	$148,683	$140,589
Costs of goods and services	87,428	80,406	76,355	74,170	68,950
Other operating costs and expenses
Salaries, wages and benefits	35,722	35,607	34,070	32,676	28,552
Business insurance	6,128	6,749	6,254	4,035	3,729
Overhead	14,437	14,199	13,176	12,552	11,456

Other operating costs and expenses	56,287	56,555	53,500	49,263	43,737
Corporate, general and administrative
Salaries, wages and benefits	14,128	15,767	13,838	13,351	12,978
Business insurance	208	148	319	284	277
Professional services	4,476	2,804	2,125	1,783	1,973
Overhead	2,880	2,942	2,749	2,848	2,793

Corporate, general and administrative	21,692	21,661	19,031	18,266	18,021
Provision for doubtful accounts	2,898	3,567	1,515	1,694	2,657
Depreciation and amortization	3,979	3,559	3,963	3,893	7,055

Operating income (loss)	(101)	(3,141)	1,393	1,397	169
Interest income	211	139	138	167	607
Interest expense	(2,481)	(2,378)	(2,429)	(2,766)	(4,013)
Gain on early extinguishment of debt	-	-	100	417	3,396
Other income	65	6	56	-	32

Income (loss) from continuing operations before income tax benefit	(2,306)	(5,374)	(742)	(785)	191
Income tax benefit	(1,637)	(2,055)	(170)	(9,808)	-

Income (loss) from continuing operations	(669)	(3,319)	(572)	9,023	191
Discontinued operations:
Income from discontinued operations, net of tax	6,335	7,331	5,699	4,677	5,296
Gain on disposal of discontinued operations, net of tax	-	-	-	361	-

Net income	$5,666	$4,012	$5,127	$14,061	$5,487

Denominator share data:
Denominator for basic income per share-weighted average shares	7,203	6,948	6,861	6,791	6,683
Effect of dilutive securities:
Stock options				359	252

Denominator for diluted income per share-weighted average shares	7,203	6,948	6,861	7,150	6,935

Income per share data:
Basic net income per share data:
Income(loss) from continuing operations	$(0.09)	$(0.48)	$(0.08)	$1.33	$0.03
Discontinued operations:
Income from discontinued operations, net of tax	0.88	1.06	0.83	0.69	0.79
Gain on disposal of discontinued operations, net of tax	-	-	-	0.05	-

Net income	$0.79	$0.58	$0.75	$2.07	$0.82

Diluted net income per share data:
Income (loss) from continuing operations	$(0.09)	$(0.48)	$(0.08)	$1.26	$0.03
Discontinued operations:
Income from discontinued operations, net of tax	0.88	1.06	0.83	0.66	0.76
Gain on disposal of discontinued operations, net of tax	-	-	-	0.05	-

Net income	$0.79	$0.58	$0.75	$1.97	$0.79

Balance sheet data:
Working capital	$61,075	$52,148	$45,980	$42,001	$41,943
Total assets	129,153	128,977	118,706	104,428	97,298
Long-term obligations, net of current portion	20,350	20,350	20,460	24,642	32,377
Total stockholders’ equity	73,569	66,452	61,063	55,774	41,150

1) All amounts have been restated to reflect our pharmacy business as a discontinued operation.

2) All amounts have been restated to reflect our paramedical testing business, Paramedical Services of America Inc., sold in fiscal 2000, as a discontinued operation.

3) Earnings reflect the adoption of Financial Accounting Standards Board Statement No. 142, in fiscal year 2002, prohibiting the amortization of goodwill and intangibles with indefinite useful lives.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the audited Consolidated Financial Statements of our company included in this report.

EXECUTIVE SUMMARY

Recent Developments

Home Healthcare Industry Events & Updates

Historically, Medicare reimbursement for covered drugs has been limited to 95 percent of the published average wholesale price (AWP) for the drug. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) established new payment limits and procedures for drugs reimbursed under Medicare Part B, including drugs used for inhalation therapy. The final rule, as the MMA required, provides that Medicare beneficiaries will be reimbursed at a rate of 106 percent of the volume-weighted average selling price (the ASP). In addition, providers of inhalation therapy drugs, including our company, will receive a dispensing fee for supplying such drugs. For calendar year 2006, the Centers for Medicare & Medicaid Services (CMS) has significantly reduced its dispensing fee from 2005 levels, providing a dispensing fee for a thirty day prescription of $57 for the first time a Medicare beneficiary uses inhalation drugs and $33 for subsequent months. For ninety day prescriptions, Medicare will pay a dispensing fee of $66. We are continuing to assess the impact of these changes to our unit dose respiratory products to determine the long term profitability of our unit dose respiratory therapy business. These and other changes may have a material adverse effect on our operations and financial results. For fiscal year 2005, the impact of these regulations substantially reduced our profitability in the unit dose respiratory therapy business reported in the RTES segment (See Note 13). There can be no assurance that we will not face increased margin pressures from the 2006 reimbursement changes or changes beyond 2006.

A number of other pilot programs and demonstrations which are mandated by the MMA signal the likelihood of continued re-design of certain aspects of the Medicare program. While the more immediately visible changes mandated by the MMA relate to extension of the Medicare benefit to prescription drug coverage, other aspects may impact the operations and profitability of healthcare providers, including our company. Among other things, the MMA mandates a phased-in competitive bidding process for Medicare procurement of certain durable medical equipment (DME), commencing in the ten largest Metropolitan Statistical Areas (MSAs) in 2007, followed by the next eighty largest MSAs in 2009. Moreover, the Secretary of the United States Department of Health & Human Services has the authority to apply competitive bidding nationally for the highest cost, highest volume items and services and those items and services that the Secretary determines to have the “largest savings potential.” There will also be at least a five (5) year freeze in the Consumer Price Index update for reimbursement rates for DME where competitive bidding prices are not applicable. In addition, commencing in calendar year 2005, reimbursement for certain items and services (e.g., oxygen and oxygen equipment) that are not subject to competitive bidding was reduced based on the percentage difference between Medicare’s 2002 monthly payment amounts for each state and the median 2002 Federal Employee Health Plan price. For fiscal year 2005, the impact of these regulations reduced our profitability in the RTES segment. There can be no assurance that we will not face increased margin pressures from subsequent reimbursement changes beyond 2005.

In addition, the Medicare Payment Advisory Commission (MedPAC), an independent federal body established to advise Congress on issues affecting the Medicare Program, has recommended implementation of pay-for-performance initiatives for home care providers. If implemented, reimbursement to Medicare providers will be differentiated based on quality measures. While we provide high quality services to our patients, there can be no assurances that a pay-for-performance reimbursement system will not adversely affect our Medicare reimbursement. Moreover, although Medicare’s Conditions of Participation for home health are being revised, CMS has announced that their publication will be delayed until at least Spring 2006. There can be no assurance that these and other changes will not adversely impact our operations and profits.

With respect to Medicaid, the Secretary of Health and Human Services has announced an aggressive plan for Medicaid reform. In 2005, the Secretary established a Medicaid Commission, whose members include representatives from the pediatric provider community, to make recommendations for Medicaid savings. On September 1, 2005, the Medicaid Commission released its recommendations for achieving $11 billion in Medicaid savings over the next five years, and the Commission is tasked with making longer term recommendations for Medicaid reform by December 31, 2006. Some of the Commission’s 2005 proposals may benefit the Company, such as a proposal for increased utilization of community and home-based services. Other proposals, such as extending the look-back period for financial eligibility determinations, are anticipated largely to impact providers of long-term care for the elderly. Nevertheless, it is possible that some federal Medicaid reforms could adversely impact our operations and profits.

In addition to federal initiatives to decrease Medicaid spending, many of the states in which we operate are discussing alternatives which could have the effect of restricting eligibility for Medicaid benefits or increasing managed care administration of benefits. In an effort to monitor and have an impact on these legislative issues, we have engaged consultants in selected markets to directly present our cost saving strategies and related rate requests to the Medicaid programs. During fiscal 2005, we received rate increases for our Private Duty Nursing services from two states. In addition, our local market staff routinely collaborates with the appropriate community and regulatory authorities on our behalf as well as our patients.

As described in our prior SEC filings, Georgia Medicaid’s claims processing contractor missed the original implementation date of October 1, 2002, and delayed the “go live” date until April 1, 2003 for its Multi Health Network claims processing system. Georgia Medicaid is an important customer of ours and represents approximately 11% of the Company’s annual billed revenue. The Company has made substantial progress and continues to work to resolve Georgia Medicaid receivables issues caused by the delayed and flawed implementation of Multi Health Network, including: correcting conflicts between provider numbers, categories of service, membership identification, units of measure, authorized duration of service and corresponding procedure codes within its authorization module. Based upon the information available to date, we believe we have recorded an adequate allowance against these receivable balances.

Company Events & Updates

During fiscal year 2005, we performed a strategic review of our business. The purpose of this review was to conduct a rigorous evaluation of all possible strategic alternatives; select a strategic path that maximizes long-term shareholder value; assess the management team’s capabilities and identify any gaps in needed talents and skill sets; provide clarity to the tactical actions necessary to maximize the value of each segment of the business; and implement a communication plan which supports the chosen strategic path. On September 30, 2005, the Board of Directors approved a plan to sell selected assets of what had historically been reported as the Pharmacy business to Accredo Health Group, Inc. a subsidiary of Medco Health Solutions, Inc. On October 7, 2005, we entered into a definitive agreement to sell these assets for a purchase price of approximately $72 million in cash.

On November 18, 2005, the transaction closed upon the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. As part of the transaction, the parties executed a Transition Services Agreement that provides for the collection of outstanding accounts receivable and other items. We anticipate exit costs to include transaction related costs, including, but not limited to, professional service fees, income tax liabilities, compensation and benefit costs, facility closure and related lease obligations, and contract termination costs. We have estimated these exit costs to be approximately $3.8 million. We intend to use some of the proceeds of the transaction to retire our $20.35 million 10% Senior Subordinated Notes due 2008 (the “Notes”).

Our balance sheet has been reclassified to reflect these assets as “Held For Sale” and those financial results have been classified as discontinued operations in the Statement of Operations for all periods presented. However, we will retain the assets of the unit dose respiratory medication business and have reported the results of its operations as part of the RTES segment.

As a result of the assessment of the management team, we appointed a new Vice President of Human Resources, Vice President of Compliance and Vice President of Business Development. The Vice President of Business Development, Mark Kulik was brought on board along with a Director of Acquisitions to focus on our growth plans. In addition, the position of Vice President of PPEC Services was eliminated. The PPEC operations now report to the Vice President of Operations—Nursing. We appointed our former Vice President of Reimbursement to the position of Vice President of Operations—RTES and the Director of Internal Audit as Vice President of Reimbursement. We believe that the Senior Management Team now has the requisite skill set to aggressively proceed down the selected strategic path.

During the fourth quarter of fiscal 2005, our operations along the Gulf Coast including Alabama, Mississippi and Louisiana were impacted by Hurricanes Katrina and Rita. After Hurricane Katrina, a significant displacement of our RTES patients in Louisiana occurred. As a result, we have downsized our local staff levels, established a reserve for equipment losses and experienced a significant decrease in our September, 2005 net revenue for these patients. As we move forward, we anticipate continued operating losses in the region as we attempt to rebuild our patient base. Nevertheless, we believe Louisiana is a key RTES market that we remain committed to serving.

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

Statement 123(R) must be adopted by us no later than the first fiscal year beginning after June 15, 2005. We will adopt Statement 123(R) effective October 1, 2005.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) on our future financial statements cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the fluctuation in our share price. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share (see Note 1). Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the twelve months ended September 30, 2005, 2004 and 2003 for such excess tax deductions were $0.4 million, $0.4 million and $0.04 million, respectively.

Risk Management

We have spent significant time and resources to move towards a fully implemented Enterprise Risk Management Model. This approach to risk management emphasizes assessment of risk from a broader perspective and relies upon significant employee education initiatives and awareness of a variety of risk exposures. Our full time risk manager, who possesses extensive homecare and occupational medicine experience, has strengthened the initial incident reporting and investigation process and actively monitors claim adjustment activities. Our Risk Committee, which is comprised of members of the Compliance, Legal, Human Resources, Internal Audit, Finance and Risk Management Departments, continues to monitor incident reporting and claim adjustment activity, review existing patient census and discharge high-risk cases where legally permissible. Our Risk Committee employs a multi-functional approach to its decision making process. We continue to educate branch office staff on risk management procedures including appropriate nurse staffing decisions. In addition, our third party actuary analyzes our medical malpractice loss history and quantifies liability recognition under the policy terms. Under our medical malpractice policy, we have a $1.0 million per year, per claim, self-insured retention, with an aggregate self-insured retention limit of $8.0 million and an annual aggregate coverage limit of $15.0 million. If our loss experience worsens it could have a material adverse effect on our financial results and liquidity position.

Operations

We have three reportable segments: (i) Nursing, (ii) PPEC and (iii) RTES (see Notes to Consolidated Financial Statements—Note 13).

In the Nursing segment, we continue to see pressures on both reimbursement levels and wage rates in key markets. During fiscal 2005, we continued to experience dramatic reductions in authorized levels of services from key Medicaid states. This trend in reduced authorized levels of care for specific patients continues to be an obstacle to this segment’s future contribution margin expansion. In order to address this trend, we have expanded our nurse recruiting and retention program to bring our local market recruiting staff to a total of ten. We have established weekly staffed hours targets for each branch office as well as created an incentive program to reward achievement of these targets. In addition, we have expanded our nurse visit programs in selected markets to respond to specific payor requests and reimbursement agreements. To stimulate same store revenue growth, we have established financial incentives for our local market sales and marketing resources to maximize the potential of existing managed care contracts by “pulling” patient referrals through these relationships.

In the PPEC segment, we are extremely pleased with the financial results of our Georgia centers. Our census has continued to grow, community acceptance of our business model has expanded and feedback from state officials is overwhelmingly positive. In North Carolina our pilot project continues to demonstrate the desired outcomes and we remain hopeful that a permanent source of funding will be established in the upcoming state fiscal year. In Florida, the state has yet to remove the obstacles to patient access which severely limit our census levels. We are hopeful that with the impending structural changes to the Medicaid program recently announced by the Governor, these obstacles can be removed.

In the RTES segment, we continue to invest in and expand our sales and marketing program. We are focusing our sales and marketing efforts upon the higher acuity respiratory patients to leverage our clinical competencies and more actively manage the core product mix. As a result, we have begun to see increases in target referrals from managed care payors in select markets. However, we have experienced an increased rate of replacement for several equipment items in our core rental fleet. These increasing capital expenditures reflect growing market acceptance of improved versions of these core products. Many of those items have become smaller and more portable and are increasingly requested by patients and referring physicians. These items have higher acquisition costs and to date, reimbursement levels have not increased. In addition, we are experiencing decreased reimbursement for certain disposable and supply items, as well as the elimination of reimbursement for other select items (see “Home Healthcare Industry Events & Updates” above for additional discussion). In order to address the continued margin pressures on our RTES segment, we utilize a Product Review Committee to standardize product selections, aggregate product volumes, and source through a reduced number of vendors to maximize our purchasing power. In an effort to achieve our desired objectives, Michael Davidson, formerly, Vice President of Reimbursement, was appointed to the position of Vice President of Operations—RTES. In this position, Mr. Davidson will oversee both the continued development and day-to-day operations of this segment.

Source & Availability of Clinical Personnel

During the 13 weeks ending October 1, 2005, our case hours staffed decreased to approximately 785,000 as compared to 798,000 in the 13 weeks ended June 25, 2005. We continue to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. We have made additional investments in ten new local market nurse recruiters to help reduce unstaffed hours. We believe that case hours staffed is the most appropriate measurement of nursing activity.

CRITICAL ACCOUNTING POLICIES

Net Revenue

Due to the nature of the healthcare industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods as additional information becomes available to us. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or settlement of account review. As of September 30, 2005, we had no material claims, disputes or unsettled matters with third party payors except as disclosed under the “Recent Developments” section above, nor were there any material pending settlements with third party payors.

Net revenue represents the estimated net realizable amounts from patients, third party payors and others for patient services rendered and products provided. Such net revenue is recognized as the treatment plan is administered to the patient and recorded at amounts estimated to be received under reimbursement arrangements with payors. Net revenues to be reimbursed by contracts with third party payors are recorded at an amount to be realized under these contractual arrangements. Net revenues from Medicaid and Medicare are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants. In certain situations, the services and products are recorded separately. In other situations, the services and products are billed and reimbursed on a per diem or contract basis whereby the insurance carrier pays us one combined amount for treatment. Because the reimbursement arrangements in these situations are based on a per diem or contract amount, we do not maintain records that provide a breakdown between the service and product components.

We have developed a methodology to record the estimated net revenue as a result of the inherent time lag between certain patient treatments and input of the related information into our billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. The estimated net revenue from the inherent time lag was approximately 0.5%, 0.4% and 0.7% of net revenue for fiscal years ended 2005, 2004 and 2003, respectively. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

In other select cases, patient treatments may cease for a number of reasons including re-hospitalizations, changes in treatment needs or death, and a time lag may exist before this information is reflected in our billing and collection system. We have developed a methodology which measures the historical experience over recent time periods and applies this methodology to reduce net revenues recognized in the current period.

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

Goodwill and Other Acquired Intangible Assets

Beginning in fiscal 2002, the Statement of Financial Accounting Standards (“SFAS”) No. 142 eliminated goodwill amortization from the consolidated statements of operations and required an evaluation of goodwill for impairment on an annual basis, and more frequently if circumstances indicate a possible impairment. We perform our annual impairment test in the fourth quarter of each fiscal year and more frequently if circumstances indicate a possible impairment. For these evaluations, we are using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings and comparable companies capital structure and earnings power. There was no resulting impairment.

The sale of the Pharmacy business was determined to be a “triggering event” requiring us to perform a second impairment test as of September 30, 2005. As a result of this test, there was no resulting impairment. Subsequent impairments, if any, would be classified as operating expenses.

Intangible assets that meet certain criteria qualify for recording on the consolidated balance sheet and will continue to be amortized in the consolidated statements of operations. Such intangible assets will be subject to a periodic impairment test based on estimated fair value.

Accrued Insurance

Our insurance broker retains the services of an independent actuary to prepare an actuarial analysis of our development of incurred but not reported claims for workers’ compensation, medical malpractice and employee benefit plans. These estimates are updated as determined necessary based on recent claims history and other events. Inherent in these estimates is the risk that they will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to us.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net revenue for continuing operations represented by the following items:

	Year Ended September 30,
	2005	2004	2003
Net Revenue	100.0%	100.0%	100.0%
Costs of goods and services	50.8	49.4	49.0
Other operating costs and expenses
Salaries, wages and benefits	20.7	21.9	21.9
Business insurance	3.6	4.2	4.0
Overhead	8.4	8.7	8.5

Other operating costs and expenses	32.7	34.8	34.4
Corporate, general and administrative
Salaries, wages and benefits	8.2	9.7	8.9
Business insurance	0.1	0.1	0.2
Professional services	2.6	1.7	1.4
Overhead	1.7	1.8	1.8

Corporate, general and administrative	12.6	13.3	12.3
Provision for doubtful accounts	1.7	2.2	1.0
Depreciation and amortization	2.3	2.2	2.5

Operating income (loss)	(0.1)	(1.9)	0.8
Other income	-	-	-
Gain on early extinguishment of debt	-	-	0.1
Interest income	0.1	0.1	0.1
Interest expense	(1.4)	(1.5)	(1.6)

Loss from continuing operations, before income tax benefit	(1.4)	(3.3)	(0.6)
Income tax benefit	(1.0)	(1.3)	(0.1)

Loss from continuing operations	(0.4)%	(2.0)%	(0.5)%

Fiscal 2005 Compared to Fiscal 2004

Net revenue increased $9.6 million, or 6%, to $172.2 million in fiscal 2005 from $162.6 million in fiscal 2004. For the Nursing segment, net revenue increased $5.3 million, or 5%, to $103.5 million in fiscal 2005 from $98.2 million in 2004. Of this growth, $2.7 million was attributable to our southern branch offices and $1.4 million to our western branch offices. For the PPEC segment, net revenue increased $2.1 million, or 25%, to $10.6 million in fiscal 2005 from $8.5 million in fiscal 2004. Of this growth, $1.1 million was primarily attributable to increased PPEC revenue at our Macon start-up location which opened in late fiscal 2004. RTES segment net revenue increased $2.1 million, or 4%, to $58.0 million in fiscal 2005 from $55.9 million in fiscal 2004. This growth was driven by our high tech products including ventilators, oximeters and CPAP / BIPAP sales and rentals. In fiscal 2005, we derived approximately 40% of our net revenue from commercial insurers and other private payors, 52% from Medicaid and 8% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $7.0 million, or 9%, to $87.4 million in fiscal 2005 from $80.4 million in fiscal 2004. Costs of goods and services of the Nursing segment increased $4.3 million, or 7%, to $67.6 million in fiscal 2005 from $63.2 million in fiscal 2004. Costs of goods and services as a percentage of the Nursing segment net revenue increased to 65% in fiscal 2005 compared to 64% in fiscal 2004. For the PPEC segment, cost of goods and services increased $0.2 million, or 47%, to $0.6 million in fiscal 2005 from $0.4 million in fiscal 2004. PPEC segment costs of goods and services as a percentage of net revenue increased to 6% in fiscal 2005 from 5% in fiscal 2004. For the RTES segment, cost of goods and services increased $2.5 million, or 15%, to $19.2 million in fiscal 2005 from $16.7 million in fiscal 2004. Costs of goods and services as a percentage of net revenue increased to 33% in fiscal 2005 from 30% in fiscal 2004. We experienced decreased reimbursement for certain disposable and supply items as well as the elimination of reimbursement for other select items.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses decreased $0.3 million, or 0.5%, to $56.3 million in fiscal 2005 from $56.6 million in fiscal 2004. In the Nursing segment, other operating costs and expenses decreased $1.1 million, or 4%, to $22.9 million in fiscal 2005 from $24.0 million in fiscal 2004. As a percentage of net revenue, the Nursing segment costs were 22% in fiscal 2005 as compared to 24% in fiscal 2004. The decrease consists primarily of reduced allocated business insurance costs. In the PPEC segment, other operating costs and expenses increased $0.6 million, or 9%, to $7.7 million in fiscal 2005 from $7.1 million in fiscal 2004. As a percentage of net revenue these costs declined to 73% in fiscal 2005 from 84% in fiscal 2004. In the RTES segment, other operating costs and expenses increased $0.2 million, or 1%, to $25.6 million in fiscal 2005 from $25.4 million in fiscal 2004. As a percentage of net revenue these costs decreased to 44% in fiscal 2005 as compared to 45% in fiscal 2004.

Corporate, general and administrative costs remained relatively constant at $21.7 million in fiscal 2005 as compared to fiscal 2004. Professional services costs increased approximately $1.7 million in fiscal 2005 primarily attributable to increased SOX 404 costs, audit fees, legal expenses related to the sale of the Pharmacy business and interim CEO cost. These increases were offset by the separation costs of $1.9 million recorded in fiscal 2004 for the retirement of the former CEO and other senior management changes. As a percentage of net revenue, corporate, general and administrative costs decreased to 12.6% in fiscal 2005 from 13.3% in fiscal 2004.

Provision for doubtful accounts decreased $0.7 million, or 19%, to $2.9 million in fiscal 2005 from $3.6 million in fiscal 2004. Cash collections as a percentage of net revenue were 103% and 99% in fiscal 2005 and 2004, respectively. As a percentage of net revenue, provision for doubtful accounts remained relatively constant at 2% in fiscal 2005 as compared to fiscal 2004.

Depreciation and amortization increased $0.4 million, or 12%, to $4.0 million in fiscal 2005 as compared to $3.6 million in fiscal 2004. The increase was primarily due to the depreciation impact from capital expenditures made during fiscal 2004 in the RTES segment.

Interest expense increased $0.1 million, or 4%, to $2.5 million in fiscal 2005 from $2.4 million in fiscal 2004. Our average debt outstanding remained constant.

Income tax benefit from continuing operations decreased $0.4 million, or 20%, to $1.6 million in fiscal 2005 from $2.0 million in fiscal 2004. The tax provision for fiscal 2005 primarily includes a reduction in provision of approximately $0.3 million due to the application of newly enacted rates to existing deferred balances and $0.3 million due to the reversal of a valuation allowance on the expected future utilization of state tax credits.

Fiscal 2004 Compared to Fiscal 2003

Net revenue increased $6.8 million, or 4%, to $162.6 million in fiscal 2004 from $155.8 million in fiscal 2003. For the Nursing segment, net revenue increased $3.4 million, or 4%, to $98.2 million in fiscal 2004 from $94.8 million in 2003. Of this amount, $1.7 million was primarily attributable to the full year impact of the Advanced Healthcare acquisition finalized in the second quarter of fiscal 2003. The PPEC segment net revenue increased $1.4 million, or 19%, to $8.5 million in fiscal 2004 from $7.1 million in fiscal 2003. Of the growth,

$1.0 million was primarily attributable to increased PPEC revenue at start-up locations which opened in fiscal 2003. RTES segment net revenue increased $2.1 million, or 4%, to $55.9 million in fiscal 2004 from $53.8 million in fiscal 2003. This growth was driven by our high tech products including ventilator, oximeter and apnea monitor rentals. In fiscal 2004, we derived approximately 41% of our net revenue from commercial insurers and other private payors, 50% from Medicaid and 9% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $4.1 million, or 5%, to $80.4 million in fiscal 2004 from $76.4 million in fiscal 2003. Costs of goods and services of the Nursing segment increased $2.5 million, or 4%, to $63.2 million in fiscal 2004 from $60.8 million in fiscal 2003. Costs of goods and services as a percentage of the Nursing segment net revenue was unchanged at 64% in fiscal 2004 compared to fiscal 2003. For the PPEC segment, cost of goods and services increased $0.1 million, or 35%, to $0.4 million in fiscal 2004 from $0.3 million in fiscal 2003. PPEC segment costs of goods and services as a percentage of net revenue increased to 5% in fiscal 2004 from 4% in fiscal 2003. For the RTES segment, cost of goods and services increased $1.5 million, or 10%, to $16.7 million in fiscal 2004 from $15.3 million in fiscal 2003. Costs of goods and services as a percentage of net revenue increased to 30% in fiscal 2004 as compared to 28% in fiscal 2003.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $3.1 million, or 6%, to $56.6 million in fiscal 2004 from $53.5 million in fiscal 2003. In the Nursing segment, other operating costs and expenses increased $1.0 million, or 4%, to $24.0 million in fiscal 2004 from $23.0 million in fiscal 2003. This increase consists of: additional allocated business insurance costs, additional auto mileage reimbursements and additional facility costs for increased data bandwidth on our wide area network to improve location connectivity. As a percentage of net revenue, the Nursing segment costs were relatively constant at 24% in fiscal 2004 as compared to fiscal 2003. In the PPEC segment, other operating costs and expenses increased $1.3 million, or 22%, to $7.1 million in fiscal 2004 from $5.8 million in fiscal 2003. As a percentage of net revenue these costs increased to 84% in fiscal 2004 from 82% in fiscal 2003. In the RTES segment, other operating costs and expenses increased $0.8 million, or 3%, to $25.4 million in fiscal 2004 from $24.7 million in fiscal 2003. As a percentage of net revenue these costs decreased to 45% in fiscal 2004 as compared to 46% in fiscal 2003.

Corporate, general and administrative costs increased $2.6 million, or 14%, to $21.7 million in fiscal 2004 from $19.0 million in fiscal 2003. The increase primarily relates to the separation costs of $1.9 million recorded in fiscal 2004 for the retirement of the former CEO and other senior management changes. Salary expense adjusted for the CEO separation costs was relatively consistent while incentive bonus accruals declined. Professional services costs increased approximately $0.7 million primarily attributable to accounting, legal, and Board of Director Fees. As a percentage of net revenue, corporate, general and administrative costs increased to 13% in fiscal 2004 as compared to 12% in fiscal 2003.

Provision for doubtful accounts increased $2.1 million, or 135%, to $3.6 million in fiscal 2004 from $1.5 million in fiscal 2003. As a percentage of net revenue, provision for doubtful accounts increased to 2.2% in fiscal 2004 as compared to 1.0% in fiscal 2003. The primary factors for management’s decision to increase the provision for doubtful accounts was the lack of demonstrated progress by Georgia Medicaid in resolving the issues with the MHN system and related support systems and the impact that the implementation of the HIPAA regulations continues to have on some of our payors (see “Recent Developments” above).

Depreciation and amortization decreased $0.4 million, or 10%, to $3.6 million in fiscal 2004 as compared to $4.0 million in fiscal 2003. The decrease was primarily attributable to our financial system reaching the end of its depreciable life in the fourth quarter of fiscal 2003, which was partially offset by increased capital expenditures during fiscal 2004 in the RTES segment.

Interest expense was essentially unchanged at $2.4 million in fiscal 2004 as compared to fiscal 2003. Our average debt outstanding decreased $2.7 million as we completed a transaction to repurchase a portion of our Notes in fiscal 2003.

Income tax benefit from continuing operations increased $1.9 million, or 111%, to $2.1 million in fiscal 2004 from $0.2 million in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Operations

On January 27, 2004, we entered into a credit agreement with General Electric Capital Corporation (“Credit Agreement”). Subject to the terms and conditions of the Credit Agreement, the Lender made available a credit facility consisting of a $10.0 million revolving line of credit and a $10.0 million line of credit for acquisitions. Availability in both components is subject to a borrowing base calculation against our accounts receivable. Borrowings under the revolving line of credit bear interest at LIBOR plus 3.00% or the Index Rate plus 1.50%. Borrowings under the acquisition line of credit bear interest at LIBOR plus 3.50% or the Index Rate plus 2.00%. The Credit Agreement provided for unused line fees of 0.50% for the revolving line of credit and 0.75% for the acquisition line of credit. The Credit Agreement contained several financial and non-financial covenants including, but not limited to, certain leverage, coverage, DSO and maximum capital expenditures requirements.

On May 12, 2004, we amended the Credit Agreement to clarify a definition and increase the maximum capital expenditures covenant. We made no borrowings under the Credit Agreement since its inception. On November 11, 2005, we terminated the Credit Agreement.

Cash collections as a percentage of net revenue for the three months ended September 30, 2005 and 2004 was 105% and 106%, respectively. While we anticipate that we will continue to achieve our cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

For the fiscal year ended September 30, 2005, we purchased medical equipment to service existing patients and made routine purchases of computer equipment to maintain and upgrade our technology infrastructure. We anticipate future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. We anticipate funding these capital expenditures with cash flow from operations.

For fiscal 2005, we had a current income tax expense of $2.2 million and a deferred income tax expense of $0.1 million resulting in a total income tax expense of $2.3 million.

Asset Sales

On November 18, 2005, we concluded the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price of $72.3 million, subject to an adjustment as set forth in the Asset Purchase Agreement of $0.3 million estimated at closing will be finalized by the end of the second quarter of fiscal 2006. A portion of the proceeds will be used to redeem our Notes, of which $20.35 million remain outstanding.

Risk Management

Our workers’ compensation insurance carrier, rated A by AM Best Company, required a twelve month estimated loss reserve to be funded entirely with cash each fiscal year, which is reduced by the monthly loss fund payments. The net balance at September 30, 2005 and 2004 was $3.4 million and $3.3 million, respectively. The insurance carrier has the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date has not indicated the need to do so. The policy for fiscal 2006 will be funded in a similar manner with the cash requirement estimated to be $2.2 million.

We have secured surety bonds of $1.7 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of September 30, 2005, the surety bonds were collateralized by $1.5 million cash posted to a third party escrow account.

During November 2005, we began the renewal process of our employee medical benefit plans. Our claim experience during 2005 to date has been within the range of our expectations under our self-insured model. As we move forward into 2006 we are making minor design changes to our benefits and analyzing the impact of the removal of the employees who will be transitioning to Accredo Health Group, Inc. as part of the sale of the Pharmacy business.

As a result of operating in the healthcare industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of September 30, 2005, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of our insurance policy will be adequate.

On October 1, 2005, we completed our annual renewal of our risk management program and implemented several changes. We renewed our insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Per claim self-insured retention amount remained at $1.0 million with an annual aggregate self-insured retention amount of $8.0 million and an annual aggregate coverage limit of $15.0 million. We changed carriers for our workers’ compensation policy to Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company, with the per claim deductible remaining at $0.35 million.

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

Capital Resources

The Indenture under which the Notes were issued allows us to repurchase the Notes at our discretion. All bids to repurchase have been based upon a number of factors including cash availability, interest rates on invested cash, other capital investment alternatives, and relative ask prices quoted by the market maker. We intend to redeem all of the outstanding Notes, in accordance with the applicable provisions of the Indenture, with part of the proceeds from the sale of select assets of the Pharmacy business.

We intend to invest the excess proceeds from the sale of the Pharmacy business in accordance with the terms of our Investment Policy which has been approved by the Board of Directors. This policy provides for the establishment of short-term, highly liquid investments within prescribed parameters.

We currently believe that our liquidity position will be adequate to satisfy our working capital requirements, professional and commercial liability insurance loss funding, workers’ compensation collateral requirements, and income tax payments. Our current sources of liquidity are cash on hand, cash flow from operations and proceeds from the sale of select assets of the Pharmacy business. We are exposed to fluctuations in cash collection results.

CONTINGENT LIABILITIES AND COMMITMENTS

Our former workers’ compensation carrier requires the estimated loss reserve to be secured by surety bonds (see “Liquidity and Capital Resources”).

On October 1, 2005, we completed our annual renewal of our risk management programs and implemented several changes (see “Liquidity and Capital Resources”).

The Company recently received notification of a claim from one commercial payor primarily relating to our discontinued pharmacy operation (see Note 11).

During the quarter ended September 30, 2004, we received a favorable determination from the Administrative Law Judge regarding the Medicare audit appeal previously discussed in our prior SEC filings. The settlement reached resolved this matter within our estimated liability of $0.36 million (see Note 11).

We have entered into employment agreements with certain employees which provide, among other things, salary, benefits and perquisites, as well as additional compensation, for certain changes in control or a failure to comply with any material terms of the agreements. We have a Non-Qualified Deferred Compensation Plan for certain of our employees. The deferred compensation liability as of September 30, 2005 and 2004 was approximately $1.6 million and $2.0 million, respectively.

The following table represents a schedule of our contractual obligations and commitments as of September 30, 2005:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Long-term debt
Subordinated Notes	$20,350		$20,350
Operating leases-continuing operations	13,342	3,981	4,542	2,640	2,179
Operating leases-discontinued operations	891	243	404	220	24

	$34,583	$4,224	$25,296	$2,860	$2,203

Variation in Quarterly Operating Results

Our quarterly results may vary significantly depending primarily on factors such as re-hospitalizations of patients, seasonality and usage levels of pharmaceutical products and respiratory services, the timing of new branch office openings and pricing pressures due to legislative and regulatory initiatives to contain healthcare costs. Because of these factors, our operating results for any particular quarter may not be indicative of the results for the full fiscal year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face a number of market risk exposures including risks related to cash and cash equivalents, accounts receivable and interest rates. Cash and cash equivalents are held primarily in one financial institution. We perform periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily healthcare industry related, represent a risk to us given the current environment in the healthcare industry. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, individuals and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes.

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

Based on a hypothetical immediate 150 basis point increase in interest rates at September 30, 2005 and 2004, the market value of our Notes would be reduced by approximately $0.6 million and $0.8 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our Notes outstanding at September 30, 2005 and 2004 of approximately $0.6 million and $0.9 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and the related notes as of September 30, 2005 and 2004, and for each of the three years in the period ended September 30, 2005, together with the report of independent registered public accounting firm and report of independent registered public accounting firm on management’s assessment and the effectiveness of internal control over financial reporting, are set forth on pages 45-75 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years and the period from October 1, 2005 to the date hereof, we have not changed our independent registered public accounting firm, and there have been no reportable disagreements with our auditors regarding accounting principles or practices or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s annual report on internal control over financial reporting.    Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting, as well as an attestation report from our independent registered public accounting firm on management’s assessment of the effectiveness of our internal control over financial reporting. Management’s annual report on internal control over financial reporting and the related attestation report from our independent registered public accounting firm are located in Item 8 herein and are incorporated herein by reference.

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

Changes in internal controls over financial reporting.    There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our Board of Directors set forth under the captions “Proposal 1—Election of Directors—Nominees for Election as Directors at the 2006 Annual Meeting” and “Proposal 1—Election of Directors—Continuing Directors” in our Proxy Statement for our 2006 Annual Meeting of Stockholders (“2006 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 401(h) of Regulation S-K), and compliance with Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), is set forth under the caption “Committees of the Board” in our 2006 Proxy Statement and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to management compensation set forth under the captions “Proposal 1—Election of Directors—Directors Compensation”, “Executive Compensation” and “Stock Performance Graph” in our 2006 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Executive Compensation—Report of the Compensation Committee of the Board of Directors on Executive Compensation” which specifically is not so incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our $0.01 par value Common Stock by certain persons as set forth under the caption “Stock Ownership” in our 2006 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services between us and our independent registered public accounting firm, Ernst & Young LLP is set forth under the caption “Principal Accountant Fees and Services” in our 2006 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report.

(1)	Financial Statements

Our consolidated financial statements and the related report of independent auditors which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of September 30, 2005 and 2004.

•	Consolidated Statements of Operations for the years ended September 30, 2005, 2004 and 2003.

•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2005, 2004 and 2003.

•	Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

The financial statement schedule referred to in Item 8 is described in the “Index to Financial Statement Schedule” included in this Report on page 74. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not significant under the related instructions or are inapplicable and therefore have been omitted.

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

2.0	Shareholder Rights Plan dated September 22, 1998 (incorporated by reference to the Company’s Registration Statement on Form 8-A filed October 13, 1998).

2.1	Rights Agreement dated September 22, 1998, by and between Mellon Shareholder Services, LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 22, 1998).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-77880) filed on May 31, 1994).

3.4	Certificate of Correction to Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

3.2	Amended and Restated Bylaws of the Company, adopted May 3, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 3, 2005).

4.1	Indenture dated as of April 16, 1998, relating to the $75 million 10% Senior Subordinated Notes due 2008, Series A (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 filed on May 6, 1998).

10.1	Credit Agreement by and among the Company, its Subsidiaries and General Electric Capital Corporation, dated January 27, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.2	First Amendment to Credit Agreement by and among the Company, its Subsidiaries and General Electric Corporation, dated May 12, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.3	Asset Purchase Agreement, dated October 7, 2005, by and among Accredo Health Group, Inc., the Company and certain Company affiliates named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-K dated October 7, 2005).

10.9	Executive Compensation Plans and Arrangements:

	(e)	Pediatric Services of America, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement of Form S-1 filed on May 31, 1994).

	(f)	Pediatric Services of America, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8(f) of the Company’s Annual Report Form 10-K for the fiscal year ended September 30, 1995).

	(t)	Pediatric Services of America, Inc. Amended and Restated Stock Option Plan, effective November 28, 2002 (incorporated by reference to Exhibit 10.9(t) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

	(u)	Pediatric Services of America, Inc. Amended and Restated Directors’ Stock Option Plan including Amendment No. 1, effective November 28, 2002 (incorporated by referenced to Exhibit 10.9(u) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

	(v)	Amendment No. 1 to the Pediatric Services of America, Inc. Employee Stock Purchase Plan, dated February 1, 2002 (incorporated by reference to Exhibit 10.9(v) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

	(x)	Amended and Restated Employment Agreement, dated November 7, 2002 between the Company and James M. McNeill (incorporated by reference to Exhibit 10.9(x) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

	(aa)	Amendment No. 2 to the Company’s Amended and Restated Stock Option Plan, dated December 3, 2003 (incorporated by reference to Exhibit 10.9(aa) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

	(bb)	Amendment No. 2 to the Company’s Amended and Restated Directors Stock Option Plan, dated December 3, 2003 (incorporated by reference to Exhibit 10.9(bb) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

	(cc)	Amendment No. 3 to the Company’s Amended and Restated Stock Option Plan, adopted August 17, 2004 (incorporated by reference to Exhibit 10.9(cc) of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2004).

	(dd)	Separation Agreement by and between the Company and Joseph D. Sansone, effective August 24, 2004 (incorporated by reference to Exhibit 10.9(dd) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

(ee) Employment Agreement by and between the Company and Edward K. Wissing, effective August 9, 2004 (incorporated by reference to Exhibit 10.9(ee) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

(ff) Employment Agreement by and between the Company and Daniel J. Kohl, effective December 15, 2004 (incorporated by reference to Exhibit 10.9(ff) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

(gg) Non-Qualified Deferred Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.9(gg) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

(hh) Second Amendment to Employment Agreement by an between the Company and James M. McNeill, dated July 29, 2005 (incorporated by reference to Exhibit 10.9(hh) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

(ii) First Amendment to Employment Agreement by and between the Company and Daniel J. Kohl, dated July 29, 2005 (incorporated by reference to Exhibit 10.9(gg) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

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

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

By:	/S/ DANIEL J. KOHL
Daniel J. Kohl President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth on December 14, 2005.

Signature	Title	Date

/S/ DANIEL J. KOHL Daniel J. Kohl	President, and Chief Executive Officer (Principal Executive Officer)	December 14, 2005

/s/ JAMES M. MCNEILL James M. McNeill	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	December 14, 2005

* Edward K. Wissing	Chairman of the Board	December 14, 2005

* Michael J. Finn	Director	December 14, 2005

* Robert P. Pinkas	Director	December 14, 2005

* Michael E. Axelrod	Director	December 14, 2005

* Susan J. Kelley	Director	December 14, 2005

* David Crane	Director	December 14, 2005

*By:	/s/ JAMES M. MCNEILL	December 14, 2005
James M. McNeill (Attorney in Fact)

[THIS PAGE INTENTIONALLY LEFT BLANK]

PEDIATRIC SERVICES OF AMERICA, INC.

MANAGEMENT’S ANNUAL REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Pediatric Services of America, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2005.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report appears herein.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$19,036,512	$8,159,313
Accounts receivable, less allowances for doubtful accounts of $3,000,000 and $3,882,000, respectively	26,231,761	28,534,389
Prepaid expenses	1,255,212	1,039,274
Income taxes receivable	548,822	-
Deferred income taxes	6,895,448	6,557,315
Workers’ compensation loss fund	3,424,411	3,326,570
Insurance recoveries	1,376,497	3,472,980
Other current assets	155,610	629,619
Assets held for sale	26,690,263	27,145,192

Total current assets	85,614,536	78,864,652

Property and equipment:
Home care equipment held for rental	32,620,867	31,559,813
Furniture, fixtures and vehicles	13,107,464	12,278,108
Leasehold improvements	3,005,204	2,954,247

	48,733,535	46,792,168
Accumulated depreciation and amortization	(38,489,513)	(37,086,147)

	10,244,022	9,706,021
Other assets:
Goodwill, less accumulated amortization of approximately $6,371,000	25,892,773	25,892,773
Certificates of need, less accumulated amortization of approximately $650,000 and $627,000, respectively	22,938	45,876
Deferred financing fees, less accumulated amortization of approximately $836,000 and $594,000, respectively	535,190	777,188
Noncompete agreements, less accumulated amortization of approximately $1,258,000 and $1,220,000, respectively	21,666	60,333
Deferred income taxes	905,537	1,301,077
Workers’ compensation bond collateral	1,525,466	2,311,394
Insurance cash surrender value and recoveries	4,121,576	9,741,966
Other	269,585	275,578

	33,294,731	40,406,185

Total assets	$129,153,289	$128,976,858

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,032,263	$4,671,587
Accrued compensation	5,738,310	7,749,294
Income taxes payable	-	280,741
Accrued insurance	5,365,586	6,935,152
Refunds payable	3,462,196	2,804,643
Accrued interest	985,124	998,450
Other accrued liabilities	1,926,373	2,100,077
Deferred revenue	794,399	800,506
Current maturities of long-term obligations	-	109,652
Held for sale liabilities	235,697	266,621

Total current liabilities	24,539,948	26,716,723

Long-term accrued insurance	9,584,434	14,045,908
Long-term income taxes payable	88,000	-
Deferred compensation	1,022,215	1,412,549
Long-term obligations, net of current maturities	20,350,000	20,350,000

Total liabilities:	55,584,597	62,525,180

Redeemable preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-

Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized 7,261,888 and 7,031,162 shares issued and outstanding in 2005 and 2004, respectively	72,619	70,312
Additional paid-in capital	52,069,599	50,621,154
Retained earnings	21,426,474	15,760,212

Total stockholders’ equity	73,568,692	66,451,678

Total liabilities and stockholders’ equity	$129,153,289	$128,976,858

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2005	2004	2003

Net revenue	$172,182,610	$162,606,991	$155,757,368
Costs and expenses:
Costs of goods and services	87,428,261	80,405,926	76,355,022
Other operating costs and expenses
Salaries, wages and benefits	35,722,103	35,606,730	34,069,462
Business insurance	6,127,633	6,748,623	6,254,082
Overhead	14,437,328	14,198,771	13,176,231

Other operating costs and expenses	56,287,064	56,554,124	53,499,775
Corporate, general and administrative
Salaries, wages and benefits	14,128,327	15,767,636	13,838,286
Business insurance	207,980	147,962	318,721
Professional services	4,476,035	2,804,109	2,124,597
Overhead	2,879,768	2,941,957	2,748,959

Corporate, general and administrative	21,692,110	21,661,664	19,030,563
Provision for doubtful accounts	2,898,198	3,566,515	1,515,282
Depreciation and amortization	3,978,423	3,559,083	3,962,853

Total costs and expenses	172,284,056	165,747,312	154,363,495

Operating (loss) income	(101,446)	(3,140,321)	1,393,873
Other income	65,000	5,600	56,256
Gain on early extinguishment of debt	-	-	99,670
Interest income	211,689	139,148	138,074
Interest expense	(2,480,501)	(2,378,036)	(2,429,324)

Loss from continuing operations, before income tax benefit	(2,305,258)	(5,373,609)	(741,451)
Income tax benefit	(1,636,476)	(2,054,892)	(169,370)

Loss from continuing operations	(668,782)	(3,318,717)	(572,081)
Discontinued operations:
Income from discontinued operations, net of tax	6,335,044	7,331,137	5,698,546

Net income	$5,666,262	$4,012,420	$5,126,465

Basic net income per share data:
Loss from continuing operations	$(0.09)	$(0.48)	$(0.08)
Income from discontinued operations, net of tax	0.88	1.06	0.83

Net income	$0.79	$0.58	$0.75

Diluted net income per share data:
Loss from continuing operations	$(0.09)	$(0.48)	$(0.08)
Income from discontinued operations, net of tax	0.88	1.06	0.83

Net income	$0.79	$0.58	$0.75

Weighted average shares outstanding:
Basic	7,202,973	6,948,254	6,860,901

Diluted	7,202,973	6,948,254	6,860,901

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at October 1, 2002	$68,383	$49,084,061	$6,621,327	$55,773,771
40,232 shares of common stock issued through exercise of stock options	402	124,490	-	124,892
Disqualifying disposition of stock options	-	38,064	-	38,064
Net income (1)	-	-	5,126,465	5,126,465

Balance at September 30, 2003	68,785	49,246,615	11,747,792	61,063,192
152,658 shares of common stock issued through exercise of stock options	1,527	662,803	-	664,330
Disqualifying disposition of stock options	-	342,693	-	342,693
Nonqualified stock options		10,032	-	10,032
Compensation expense		359,011		359,011
Net income (1)	-	-	4,012,420	4,012,420

Balance at September 30, 2004	70,312	50,621,154	15,760,212	66,451,678
230,726 shares of common stock issued through exercise of stock options	2,307	1,054,640	-	1,056,947
Disqualifying disposition of stock options	-	263,557	-	263,557
Nonqualified stock options	-	130,248	-	130,248
Net income (1)	-	-	5,666,262	5,666,262

Balance at September 30, 2005	$72,619	$52,069,599	$21,426,474	$73,568,692

(1)	Comprehensive net income is the same as reported net income.

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2005	2004	2003
Operating activities:
Loss from continuing operations	$(668,782)	$(3,318,717)	$(572,081)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,978,423	3,559,083	3,962,853
Provision for doubtful accounts	2,898,198	3,566,515	1,515,282
Amortization of deferred financing fees	241,998	185,700	85,154
Gain on early extinguishment of debt	-	-	(99,670)
Loss on retirement of equipment	-	-	332,815
Deferred income taxes	57,407	(164,107)	1,145,274
Disqualifying disposition of stock options	263,557	342,693	38,064
Nonqualified stock options	130,248	10,032	-
Compensation expense	-	359,011	-
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(595,570)	(4,941,515)	(3,522,069)
Prepaid expenses	(215,938)	(103,878)	(35,597)
Other assets	393,839	(496,449)	(57,268)
Workers’ compensation loss fund	(97,841)	(1,693,954)	(1,632,616)
Workers’ compensation bond collateral	785,928	468,033	(928,696)
Accounts payable	1,360,676	(1,373,463)	820,900
Income taxes	(741,563)	(1,101,127)	1,823,107
Accrued compensation, insurance, liabilities, refunds and interest	(251,069)	2,959,285	1,796,313

Net cash provided by (used in) operating activities of continuing operations	7,539,511	(1,742,858)	4,671,765
Net cash provided by operating activities of discontinued operations	6,994,978	5,851,491	4,085,256

Net cash provided by operating activities	14,534,489	4,108,633	8,757,021

Investing activities:
Purchases of property and equipment	(4,368,656)	(5,049,176)	(2,555,542)
Acquisition of business	-	-	(3,781,238)

Net cash used in investing activities of continuing operations	(4,368,656)	(5,049,176)	(6,336,780)
Net cash used in investing activities of discontinued operations	(189,073)	(210,199)	(48,112)

Net cash used in investing activities	(4,557,729)	(5,259,375)	(6,384,892)

Financing activities:
Principal payments and extinguishment of long-term debt	(109,652)	(146,202)	(4,007,516)
Deferred financing fees	-	(331,320)	(295,979)
Proceeds from exercise of stock options	1,056,947	664,330	124,892

Net cash provided by (used in) financing activities of continuing operations	947,295	186,808	(4,178,603)
Net cash used in financing activities of discontinued operations	(46,856)	(47,431)	(12,423)

Net cash provided by (used in) financing activities	900,439	139,377	(4,191,026)

Increase (decrease) in cash and cash equivalents	10,877,199	(1,011,365)	(1,818,897)
Cash and cash equivalents at beginning of year	8,159,313	9,170,678	10,989,575

Cash and cash equivalents at end of year	$19,036,512	$8,159,313	$9,170,678

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,256,473	$2,344,811	$2,706,217

Cash paid for taxes	$2,656,587	$3,502,891	$428,525

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business

We provide a broad range of pediatric healthcare services and equipment including nursing, respiratory therapy and rental and sale of durable medical equipment. In addition, we provide pediatric rehabilitation services, day treatment centers for medically fragile and chronically ill children and pediatric well care and immunization services. We also provide case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other healthcare providers. Our services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. As a complement to our pediatric respiratory services, we also provide respiratory and related services for adults. For financial reporting purposes, our branch offices are aggregated into three reportable segments based on their predominant line of net revenue in accordance with the Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (See Note 13).

Discontinued Operations

On September 30, 2005, our Board of Directors approved a plan to sell selected assets of our Pharmacy business, excluding the unit dose pharmacy which will be reported in the RTES segment (See Note 15). As a result, these operations are reflected as a discontinued operation. The consolidated financial statements for all periods presented have been restated to reflect discontinued operations.

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

Concentration of Credit Risk

Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily in one financial institution. We perform periodic evaluations of the relative credit standing of this financial institution. The concentration of credit risk with respect to accounts receivable, which are primarily healthcare industry related, represent a risk to us given the current healthcare environment. The risk is somewhat limited due to the large number of payors including Medicaid and Medicare, insurance companies and individuals, and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Deposits with banks are federally insured in limited amounts.

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue expected to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $5.5 million and $5.4 million for which services have been rendered but the amounts were unbilled as of September 30, 2005 and 2004, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

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

Workers’ Compensation Loss Fund

Our workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, required a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is reduced by the monthly loss fund payments. The net balance at September 30, 2005 and 2004 was $3.4 million and $3.3 million, respectively. The insurance carrier has the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date has not indicated the need to do so. The policy for fiscal 2006 will be covered by Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company and will be funded in a similar manner with the cash requirement estimated to be $2.2 million.

Inventory

The inventory is stated at the lower of cost (first-in, first-out method) or market and consists primarily of pharmaceuticals (see Note 2).

Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line method over the related asset’s estimated useful life, generally three to ten years. Depreciation expense was approximately $3.8 million, $3.4 million and $3.8 million for the years ended September 30, 2005, 2004 and 2003, respectively.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

Identifiable Intangible Assets

Beginning in fiscal 2002, the Statement of Financial Accounting Standards (“SFAS”) No. 142 eliminated goodwill amortization from the consolidated statements of operations and required an evaluation of goodwill for impairment on an annual basis, and more frequently if circumstances indicate a possible impairment. We perform our annual impairment test in the fourth quarter of each fiscal year. For these evaluations, we are using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings and comparable companies’ capital structure and earnings power. For fiscal 2005, there was no resulting impairment.

The sale of the Pharmacy business was determined to be a “triggering event” requiring us to perform a second impairment test as of September 30, 2005 (see Note 15). As a result of this test, there was no resulting impairment. Subsequent impairments, if any, would be classified as operating expenses.

Intangible assets that meet certain criteria will qualify for recording on the consolidated balance sheet and will continue to be amortized in the consolidated statements of operations. Such intangible assets will be subject to a periodic impairment test based on estimated fair value.

Amortization expense on identifiable intangible assets was approximately $0.1 million, $0.1 million and $0.2 million for the years ended September 30, 2005, 2004 and 2003, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below:

For The Year Ending September 30,
2006	$128,000
2007	$84,000
2008	$83,000
2009	$83,000
2010	$83,000

Workers’ Compensation Bond Collateral

We have secured surety bonds of $1.7 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of September 30, 2005, the surety bonds were collateralized by $1.5 million cash posted to a third party escrow account.

Other Assets

Certificates of need are certificates that allow us to actively provide home care services in the states of North Carolina, New Jersey, Washington and Georgia. The certificates of need are being amortized over their useful lives, which is generally twenty years.

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

For fiscal 2005, our insurance program for medical malpractice, commercial and general liability coverage was with Arch Specialty Insurance Company, rated A- by AM Best Company. Our workers’ compensation carrier, Argonaut Insurance Company, is rated A by AM Best Company (See Note 15).

Lillie Axelrod, spouse of director Michael Axelrod, is an employee of Acordia Inc. Acordia provides insurance brokerage services to us. Mrs. Axelrod is paid a commission based on the fees paid to Acordia. During fiscal 2005, 2004 and 2003, the fees paid by us to Acordia were approximately $0.175 million, $0.156 million and $0.142 million. respectively.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Revenue

Net revenue represents the estimated net realizable amounts from patients, third party payors and others for patient services rendered and products provided. Such net revenue is recognized as the treatment plan is administered to the patient and recorded at amounts estimated to be received under reimbursement arrangements with payors. Net revenues to be reimbursed by contracts with third party payors are recorded at an amount to be realized under these contractual arrangements. Net revenues from Medicaid and Medicare are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants. In certain situations, the services and products are recorded separately. In other situations, the service and products are billed and reimbursed on a per diem or contract basis whereby the insurance carrier pays us one combined amount for treatment. Because the reimbursement arrangements in these situations are based on a per diem or contract amount, we do not maintain records that provide a breakdown between the service and product components.

We have developed a methodology to record the estimated net revenue as a result of the inherent time lag between certain patient treatments and input of the related information into our billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. The estimated net revenue from the inherent time lag was approximately 0.5%, 0.4% and 0.7% of net revenue for fiscal years ended 2005, 2004 and 2003, respectively. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

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

Due to the nature of the healthcare industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated, with changes recorded in subsequent periods as additional information becomes available to management. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or settlement of account review. As of September 30, 2005, we had no material claims, disputes or unsettled matters with third party payors, nor were there any material pending settlements with third party payors, except as disclosed under Note 11.

Certain equipment rentals are billed in advance of our rendering the related services. Such amounts are deferred in the balance sheet until the related services are performed.

Approximately 60%, 59% and 59% of our net revenue for the years ended September 30, 2005, 2004 and 2003, respectively, were reimbursed under arrangements with Medicare and Medicaid.

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

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense for continuing operations was approximately $0.7 million, $0.5 million and $0.5 million for the years ended September 30, 2005, 2004 and 2003, respectively. Advertising expense for discontinued operations was approximately $0.02 million, $0.04 million and $0.02 million for the years ended September 30, 2005, 2004 and 2003, respectively.

Stock Option Plans

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Statement 123(R) must be adopted by us no later than the first fiscal year beginning after June 15, 2005. We will adopt Statement 123(R) effective October 1, 2005.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) on our future financial statements cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the fluctuation in our share price. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share described below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the twelve months ended September 30, 2005, 2004 and 2003 for such excess tax deductions were $0.4 million, $0.4 million and $0.04 million, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 as amended by SFAS No. 148, determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 3.11% to 3.91% for fiscal 2005, 3.54% to 4.00% for fiscal 2004 and 2.35% to 3.03% for fiscal 2003, a dividend yield of 0.0%, volatility factors of the expected market price of our Common

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

Stock ranging from 113% to 130% for fiscal 2005, 93% to 130% for fiscal 2004 and 98% to 126% for fiscal 2003 and a weighted-average expected life of the option of 4 to 8 years for fiscal 2005, 4 to 8 years for fiscal 2004 and 4 years for fiscal 2003, respectively.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Our pro forma information follows (in thousands, except for net income per share information):

	Year Ended September 30,
	2005	2004	2003
Net Income
As reported	$5,666	$4,012	$5,127
Compensation expense, net of tax		220	-
Fair value based method compensation expense, net of tax	(2,351)	(1,097)	(698)

Pro forma net income	$3,315	$3,135	$4,429

Basic income per share
As reported	$0.79	$0.58	$0.75

Pro forma	$0.46	$0.45	$0.65

Diluted income per share
As reported	$0.79	$0.58	$0.75

Pro forma	$0.46	$0.43	$0.65

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at October 1, 2002	1,100,166	$8.74
Granted	335,800	7.50
Exercised	(40,232)	3.10
Cancelled	(109,675)	10.08

Outstanding at September 30, 2003	1,286,059	8.48
Granted	131,500	8.60
Exercised	(152,658)	4.35
Cancelled	(75,500)	11.58

Outstanding at September 30, 2004	1,189,401	8.83
Granted	549,700	10.02
Exercised	(230,726)	4.58
Cancelled	(199,800)	12.15

Outstanding at September 30, 2005	1,308,575	$9.57

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

At September 30, 2005, 2004 and 2003, options to acquire 706,525, 823,101 and 780,817 shares, respectively, were exercisable. The weighted average fair value per share of options granted in 2005, 2004 and, 2003 was $8.90, $7.60 and $5.30, respectively.

The following table summarizes the ranges of exercise prices and weighted average contractual lives for options outstanding and the weighted average exercise price for options exercisable as of September 30, 2005.

Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
1.6250 - 2.4750	70,525	4.2	70,525	$1.80
2.4751 - 4.9500	27,675	4.3	27,675	4.52
4.9501 - 7.4250	228,775	6.5	204,825	5.30
7.4251 - 9.9000	474,600	8.6	204,000	7.71
9.9001 - 12.3750	321,500	9.2	21,500	11.90
12.3751 - 14.8500	10,000	8.7	2,500	13.07
14.8501 - 17.3250	500	2.7	500	17.12
17.3251 - 19.8000	100,000	2.2	100,000	18.97
19.8001 - 22.2750	66,000	1.0	66,000	20.17
22.2751 - 24.7500	9,000	0.7	9,000	24.75

	1,308,575	7.1	706,525	$9.42

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

2.	Discontinued Operations

On September 30, 2005, our Board of Directors approved a plan to sell selected assets of our pharmacy business, excluding the unit dose pharmacy which will be reported in the RTES segment (See Note 15). As a result, these operations are reflected as a discontinued operation. The consolidated financial statements for all periods presented have been restated to reflect discontinued operations. The operating results of the discontinued operations are summarized as follows:

	Year Ended September 30,
	2005	2004	2003
Net revenue	$81,030,885	$77,166,682	$59,835,123
Income before income tax expense	10,320,199	11,824,415	9,191,204
Income tax expense	3,985,155	4,493,278	3,492,658

Net income	$6,335,044	$7,331,137	$5,698,546

Net income per share
Basic	$0.88	$1.06	$0.83

Diluted	$0.88	$1.06	$0.83

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations—continued

Assets of the discontinued operations have been reflected in the consolidated balance sheet as current assets held for sale. The liabilities that will be assumed by the purchaser are reflected in current liabilities as held for sale liabilities. The following in a summary of assets and liabilities of discontinued operations:

	September 30,
	2005	2004
Accounts receivable, net	$11,434,155	$13,184,468
Prepaid expenses	61,587	62,749
Inventory	4,323,069	2,892,623
Property, net	199,039	331,542
Goodwill, net	10,646,988	10,646,988
Other	25,425	26,822

Total assets of discontinued operations	$26,690,263	$27,145,192

Accrued compensation	$152,229	$151,103
Other accrued liabilities	48,247	33,441
Current maturities of long-term obligations	35,221	46,856
Long-term maturities, net of current maturities	-	35,221

Total liabilities of discontinued operations	$235,697	$266,621

Accounts receivable for discontinued operations include approximately $1.7 million for which services have been rendered but the amounts were unbilled as of September 30, 2005 and 2004. Such unbilled amounts are primarily a result of the time required to process bills for services rendered. Certain liabilities were not assumed by the purchaser in the sale of the Pharmacy business. These include accounts payable, additional accrued compensation and other accrued liabilities.

3.	Preferred Stock and Common Stock

We have 2,000,000 shares of redeemable preferred stock authorized at $0.01 par value, of which no shares were outstanding at September 30, 2005 and 2004.

As of September 30, 2005, a total of 2,079,475 shares of Common Stock have been reserved for future issuance under our stock option plans.

Shares of Common Stock outstanding and related changes for the three years ended September 30, 2005 are as follows:

Balance at October 1, 2002	6,838,272
Exercise of stock options	40,232

Balance at September 30, 2003	6,878,504
Exercise of stock options	152,658

Balance at September 30, 2004	7,031,162
Exercise of stock options	230,726

Balance at September 30, 2005	7,261,888

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

4.	Long-Term Borrowing Arrangements

Our long-term borrowings as of September 30, 2005 and 2004 consist of the following:

	2005	2004
Subordinated notes	$20,350,000	$20,350,000
Other notes payable	-	109,652

	20,350,000	20,459,652
Less current maturities	-	109,652

Total long-term borrowing	$20,350,000	$20,350,000

On January 27, 2004, we entered into a credit agreement with General Electric Capital Corporation (“Credit Agreement”). Subject to the terms and conditions of the Credit Agreement, the Lender made available a credit facility consisting of a $10.0 million revolving line of credit and a $10.0 million line of credit for acquisitions. Availability in both components is subject to a borrowing base calculation against our accounts receivable. Borrowings under the revolving line of credit bear interest at LIBOR plus 3.00% or the Index Rate plus 1.50%. Borrowings under the acquisition line of credit bear interest at LIBOR plus 3.50% or the Index Rate plus 2.00%. The Credit Agreement provided for unused line fees of 0.50% for the revolving line of credit and 0.75% for the acquisition line of credit. The Credit Agreement contained several financial and non-financial covenants including, but not limited to, certain leverage, coverage, days sales outstanding and maximum capital expenditures requirements.

On May 12, 2004, we amended the Credit Agreement to clarify a definition and increase the maximum capital expenditures covenant. We have made no borrowings under this agreement since its inception (see Note 15).

On April 16, 1998, we issued, in a private placement, $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, which were subsequently replaced on May 12, 1998, with $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A, registered with the Securities and Exchange Commission (the “Notes”). After paying issuance costs of approximately $2.7 million, we received proceeds of $72.3 million, which were used to repay a portion of the indebtedness outstanding under our Revolving Credit Agreement. Interest on the Notes accrues from the date of issuance, and is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes are redeemable for cash at any time on or after April 15, 2003, at our option, in whole or in part, at redemption prices set forth in the Indenture. The Notes place certain restrictions on incurring additional indebtedness, the creation of liens, sales of assets, mergers and consolidations and payment of dividends, among other things. A default provision defines acceleration of any indebtedness and failure to pay any indebtedness at maturity results in a default under the Notes.

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

The Indenture under which the Notes were issued allows us to repurchase the Notes at our discretion. All bids to repurchase have been based upon a number of factors including cash availability, interest rates on invested cash, other capital investment alternatives, and relative ask prices quoted by the market maker. Each decision to repurchase the Notes has been arrived at independently using the above criteria. As part of the use of the proceeds from the sale of the Pharmacy business, we intend to redeem the outstanding Notes (See Note 15). At September 30, 2005, total borrowings outstanding under the Notes were approximately $20.4 million.

Our Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the parent and all existing and future restricted subsidiaries (as defined in the Indenture). Consolidated financial information for the subsidiary guarantors for the fiscal year ended September 30, 2005 is not included because the parent and all subsidiaries are guarantors, the guarantees are full and unconditional and joint and several.

We entered into a note payable and non-compete agreements with individuals in connection with the acquisition of businesses. This note was payable in quarterly installments and bore interest at 5.75% and matured in May, 2005.

The aggregate amount of required principal payments during each of the next five fiscal years and thereafter on all long-term obligations as of September 30, 2005, is as follows:

Year ending September 30,
2006	$-
2007	-
2008	20,350,000
2009	-
2010 and thereafter	-

$20,350,000

5.	Acquisition of a Business

During fiscal 2003, we acquired the Pennsylvania assets of Health Med One, Inc., a Pennsylvania corporation doing business as Advanced Healthcare, for a purchase price of $3.75 million in cash. The acquisition included Advanced Healthcare’s pediatric private duty nursing facilities in York, Harrisburg, Allentown and Philadelphia, Pennsylvania. Revenues from these locations are estimated to be in excess of $7.0 million annually. Effective with the adoption of SFAS No. 142, the allocation of $3.6 million of goodwill is not being amortized and is being deducted for tax purposes.

The purchase method of accounting was used to record this acquisition and the results of operations of the acquired company is included in the accompanying consolidated statements of operations from the date of the acquisition.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Leases

We lease office space as well as certain automobiles and medical equipment under operating leases that expire at various dates through 2013. Rent expense from continuing operations was approximated $5.9 million, $5.9 million and $5.4 million under these leases for the years ended September 30, 2005, 2004 and 2003, respectively. Rent expense from discontinued operations was approximated $0.7 million, $0.6 million and $0.5 million under these leases for the years ended September 30, 2005, 2004 and 2003, respectively.

At September 30, 2005, the future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year were as follows:

	Continuing Operations	Discontinued Operations
Year ending September 30,
2006	$3,981,000	$243,000
2007	2,863,000	232,000
2008	1,679,000	172,000
2009	1,389,000	148,000
2010 and thereafter	3,430,000	96,000

	$13,342,000	$891,000

7.	Stock Option Plans

Our Stock Option Plan (the “Option Plan”) provides for the granting of stock options covering up to 2,300,000 shares of Common Stock, of which 990,075 options are outstanding to eligible participants as of September 30, 2005. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted to those persons who are officers or employees of our company or to certain outside consultants.

The terms and conditions of options granted under the Option Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Board of Directors’ Compensation Committee. The vesting period of the options is typically four years. Upon the occurrence of certain events, the vesting period of some options accelerate. The term of options granted under the Option Plan may not exceed 10 years. We have the right to repurchase the Common Stock issued upon the exercise of these options at the then fair market value of such shares, if we or the holders of such shares terminate their employment with us.

Under our Directors’ Stock Option Plan, directors of our company who are not officers or employees may receive stock options annually to purchase shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Board of Directors’ Compensation Committee has the authority and sole discretion to make grants of options under the Plan in addition to the annual grants described above. A total of 650,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors’ Stock Option Plan, of which 318,500 options are outstanding to eligible participants as of September 30, 2005.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Income Taxes

The income tax expense (benefit) for the years ended September 30, 2005, 2004 and 2003 is summarized below:

	2005	2004	2003
Current:
Federal	$1,918,473	$2,460,740	$1,983,810
State	372,797	141,753	194,204

	2,291,270	2,602,493	2,178,014
Deferred:
Federal	431,262	(146,833)	1,024,719
State	(373,853)	(17,274)	120,555

	57,409	(164,107)	1,145,274

Net tax expense	$2,348,679	$2,438,386	$3,323,288

Continuing operations	$(1,636,476)	$(2,054,892)	$(169,370)

Discontinued operations	$3,985,155	$4,493,278	$3,492,658

A reconciliation of the income tax expense (benefit) related to the statutory federal income tax rate is as follows:

	2005	2004	2003
Statutory federal income tax rate of 34% applied to pre-tax income	$2,725,080	$2,193,274	$2,872,916
State income taxes, net of federal tax benefit	558,216	263,469	337,990
Effect of change in state income tax effective rate on deferred items	(304,560)	-	-
Change in valuation allowance	(321,333)	(244,851)	-
Effect of permanent differences	(115,564)	225,159	55,354
Change in reserve	(207,000)
Discontinued operations	(3,985,155)	(4,493,278)	(3,492,658)
Other, net	13,840	1,335	57,028

Continuing operations	$(1,636,476)	$(2,054,892)	$(169,370)

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—continued

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	2005	2004
Allowance for doubtful accounts	$1,463,513	$1,839,200
Non-accrued experience method	(239,994)	(354,256)
State tax net operating loss	2,864,196	2,610,997
State tax credits	507,173	519,948
Payroll related accruals	1,292,289	1,319,156
Insurance related accruals	4,553,560	3,716,650
Property and equipment and intangibles	(969,465)	(211,836)
Other, net	(173,920)	36,564

Net deferred tax asset	9,297,352	9,476,423
Valuation allowance on state net operating losses	(1,398,598)	(1,298,423)
Valuation allowance on state tax credits	(97,769)	(319,608)

Net deferred tax asset	$7,800,985	$7,858,392

As of September 30, 2005, we have approximately $31.8 million of net operating loss carryforwards relating to certain states with expiration dates ranging from one to eighteen years, with the majority averaging approximately 10 years. The tax provision for fiscal 2005 includes a reduction in provision of approximately $0.3 million due to the application of newly enacted rates to existing deferred balances and $0.3 million primarily due to the reduction of a valuation allowance on the expected future utilization of state tax credits.

We received approximately $0.02 million, $0.2 million and $0.1 million in cash income tax refunds during fiscal 2005, 2004 and 2003, respectively.

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

Accounts receivable—The carrying amounts reported in the balance sheets approximate their fair value

Long and short-term debt—The fair value of our Notes as determined by quotations on the applicable quotation service was approximately $20.4 million at September 30, 2005 and 2004, respectively. The carrying amounts for short-term debt reported in the balance sheets approximate their fair value.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Employee Benefits

We have a contributory savings plan (the “Savings Plan”), which qualifies under Section 401(k) of the Internal Revenue Code (“Code”), covering all employees of our company (except, among others, highly compensated employees as defined in the Savings Plan, certain employees designated as part-time employees and employees deemed to be leased employees within the meaning of certain provisions of the Code). We, at our discretion, may match 33% of employee contributions to a maximum of 6% of employee earnings each Savings Plan year. Company contributions to the Savings Plan were approximately $0.3 million, $0.4 million and $0.4 million for the years ended September 30, 2005, 2004 and 2003, respectively.

Effective January 1, 2004, we adopted the amended and restated Pediatric Services of America, Inc. Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) for certain of our employees. On January 1, 2005, the Plan was further amended to comply with recently enacted tax law changes. The purpose of this Plan is to provide selected management or highly compensated personnel of our company with the opportunity to defer amounts of their compensation which might not otherwise be deferrable under other company plans, including the Savings Plan, and to receive the benefits of deferring their compensation, in the absence of certain restrictions and limitations in the Code. Participants elect the amount of pay they wish to defer up to the maximum percentage of compensation for the tier to which the employee is a member. Maximum deferrals range from 10% to 100% of compensation. We, at our discretion, may contribute to the Plan an amount equal to a percentage of the amount each Participant contributes to the Plan. The Non-Qualified Plan is intended to be an unfunded plan for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Company contributions and voluntary compensation deferrals are held in a “Rabbi Trust” as that term is defined in Revenue Procedure 92-64, 1992-2 C.B. 422. Distributions of Plan contributions and earnings will be made upon termination of employment, disability, retirement or the financial hardship of the participant. In-service benefits are also available to participants. Company contributions to the Non-Qualified Plan were approximately $0.1 million, $0.1 million and $0.2 million for the years ended September 30, 2005, 2004 and 2003, respectively. At September 30, 2005 and 2004, the Non-Qualified Plan’s assets of $2.3 million and $2.0 million, respectively, represented the cash surrender value of insurance policies for which the Company is the sole beneficiary and are included in insurance cash surrender value and recoveries. The Non-Qualified Plan’s liabilities are discounted at 4.75% and 4.25% at September 30, 2005 and 2004, respectively. The Non-Qualified Plan’s liabilities at September 30, 2005 and 2004 were $1.6 million and $2.0 million, respectively, and are included in deferred compensation and accrued compensation.

Effective January 1, 1996, our Board of Directors adopted the Pediatric Services of America, Inc. Employee Stock Purchase Plan (the “ESPP”) as amended and approved by the shareholders at the January 29, 2002 Annual Meeting. The ESPP is administered by the Compensation Committee of the Board of Directors. Participant contributions in the ESPP are made through quarterly payroll deductions on an after-tax basis. On or about the last day of the calendar quarter, we contribute 15% of the total amount of each employee’s contributions to the ESPP for that quarter. Participants and company contributions are used to purchase shares of Common Stock at fair market value on the open market on or about the last day of the respective quarter. Company contributions to the ESPP were approximately $39,000, $34,000 and $29,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Commitments and Contingencies

As a result of operating in the healthcare industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of September 30, 2005, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that our coverage limits of insurance will be adequate.

In addition, we are subject to claims and lawsuits arising in the ordinary course of business. Based upon information available to date, management believes it has provided adequate reserves if needed for any unfavorable settlement; however, there can be no assurance that the ultimate resolution of such current pending legal proceedings would not have a material adverse effect on our financial condition or liquidity position.

We have entered into employment agreements with certain of our employees which provide, among other things, salary, benefits and perquisites, as well as additional compensation for certain changes in control of the Company or a failure of the Company to comply with any material terms of the agreements.

We have recently received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have preliminarily reviewed the bases for the claim and believe it is substantially without merit. We are continuing to review the facts and circumstances of this particular claim, including the related documentation, and will proceed to work toward resolution of these issues. At this time, we are unable to estimate a possible loss or range of loss, if any. There can, however, be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results.

During fiscal 2003, as a result of a field audit by a Medicare carrier, we were notified of an asserted claim for recoupment of approximately $1.7 million of accounts receivable. The carrier claimed that clinical documentation contained in the patients’ medical records to substantiate the payments for the services provided was incomplete. We investigated the assertion and determined that the alleged insufficiency related to information that is required to be maintained in the patient’s medical record.

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

Basic income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). For the years ended September 30, 2005, 2004 and 2003, the weighted average shares outstanding for continuing operations for basic and diluted computations are the same as the impact of common equivalent shares on earnings per share is anti-dilutive.

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income (loss) from continuing and discontinued operations per share:

	Year Ended September 30,
	2005	2004	2003
Denominator for basic income per share-weighted average shares	7,202,973	6,948,254	6,860,901
Effect of dilutive securities:
Options	-	-	-

Denominator for diluted income per share—adjusted weighted average shares	7,202,973	6,948,254	6,860,901

Antidilutive securities:
Options	260,234	298,591	402,816

13.	Segments

We have three reportable segments: Nursing; PPEC and Respiratory Therapy Equipment and Services (RTES). Our Nursing division consists primarily of private duty home nursing care for predominately pediatric patients. Our PPEC division contains Prescribed Pediatric Extended Care Centers which provide daily medical care for medically fragile children. Our RTES division provides respiratory therapy equipment and services to patients in the home.

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

Our reportable segments are defined based on the predominant line of net revenue which are reviewed by the CODM. The PPEC division has been reclassified into a segment and the unit dose pharmacy has been reclassified into the RTES segment. All periods presented have been reclassified to conform to the current year presentation. The Pharmacy business has been reclassified to discontinued operations (See Note 15).

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments—continued

The following table summarizes certain information for each of our company’s operating segments:

	Nursing	PPEC	Respiratory Therapy, Equipment and Services	Consolidated Total
Year Ended September 30, 2005
Net revenue	$103,529,395	$10,617,095	$58,036,120	$172,182,610

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	67,543,899	575,821	1,020,975	69,140,695
Pharmacy product and supplies		860	6,229,998	6,230,858
Disposables/Supplies	42,755	31,947	11,982,006	12,056,708

Total cost of goods and services	67,586,654	608,628	19,232,979	87,428,261
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	13,811,475	5,725,453	16,185,175	35,722,103
Business Insurance	3,800,614	364,024	1,962,995	6,127,633
Overhead	5,354,522	1,628,397	7,454,409	14,437,328

Total operating costs and expenses	22,966,611	7,717,874	25,602,579	56,287,064

Provision for doubtful accounts	704,524	(25,443)	2,219,117	2,898,198
Depreciation	182,049	188,137	2,981,491	3,351,677

Branch office contribution margin	$12,089,557	$2,127,899	$7,999,954	$22,217,410

Year Ended September 30, 2004
Net revenue	$98,243,091	$8,469,935	$55,893,965	$162,606,991

Costs of goods and services
Nursing and therapist salaries, wages, benefits and supplies	63,201,697	373,689	991,651	64,567,037
Pharmacy product and supplies	3,887	1,451	4,862,541	4,867,879
Disposables/Supplies	39,853	39,199	10,891,958	10,971,010

Total cost of goods and services	63,245,437	414,339	16,746,150	80,405,926
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	13,821,496	5,206,256	16,578,978	35,606,730
Business Insurance	4,561,337	348,594	1,838,692	6,748,623
Overhead	5,664,122	1,541,387	6,993,262	14,198,771

Total operating costs and expenses	24,046,955	7,096,237	25,410,932	56,554,124

Provision for doubtful accounts	1,023,756	71,235	2,471,524	3,566,515
Depreciation	227,985	155,140	2,602,869	2,985,994

Branch office contribution margin	$9,698,958	$732,984	$8,662,490	$19,094,432

Year Ended September 30, 2003
Net revenue	$94,843,039	$7,098,461	$53,815,868	$155,757,368

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	60,685,589	279,531	950,660	61,915,780
Pharmacy product and supplies	32,229	973	4,117,984	4,151,186
Disposables/Supplies	43,836	26,548	10,217,672	10,288,056

Total cost of goods and services	60,761,654	307,052	15,286,316	76,355,022
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	14,185,379	4,206,233	15,677,850	34,069,462
Business Insurance	4,139,355	267,188	1,847,539	6,254,082
Overhead	4,724,493	1,324,991	7,126,747	13,176,231

Total operating costs and expenses	23,049,227	5,798,412	24,652,136	53,499,775

Provision for doubtful accounts	37,100	158,636	1,319,546	1,515,282
Depreciation	189,431	139,793	2,651,086	2,980,310

Branch office contribution margin	$10,805,627	$694,568	$9,906,784	$21,406,979

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments—continued

	Year Ended September 30,
	2005	2004	2003
Total profit for reportable segments	$22,217,410	$19,094,432	$21,406,979

Corporate, general and administrative	(21,692,110)	(21,661,664)	(19,030,563)
Corporate depreciation and amortization	(626,746)	(573,089)	(982,543)
Other income	65,000	5,600	56,256
Early extinguishment of debt	-	-	99,670
Interest income	211,689	139,148	138,074
Interest expense	(2,480,501)	(2,378,036)	(2,429,324)

Loss from continuing operations, before income tax benefit	$(2,305,258)	$(5,373,609)	$(741,451)

14.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for fiscal 2005 and 2004 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Fiscal 2005
Net revenue	$43,242	$43,054	$43,481	$42,406
Operating income (loss)	1,261	(470)	(72)	(820)
Income (loss) from continuing operations before income tax benefit	700	(996)	(644)	(1,366)
Income (loss) from continuing operations	370	(766)	(138)	(135)
Income from discontinued operations, net of tax	1,379	1,650	1,612	1,694
Net income	1,749	884	1,474	1,559
Net income per share
Basic	$0.25	$0.12	$0.20	$0.21
Diluted	$0.23	$0.12	$0.20	$0.21

	Quarter
	First	Second	Third	Fourth
Fiscal 2004 (1)
Net revenue	$39,884	$40,927	$40,760	$41,036
Operating income (loss)	(384)	35	566	(3,358)
Income (loss) from continuing operations before income tax benefit	(869)	(542)	25	(3,988)
Income (loss) from continuing operations	(559)	(357)	3	(2,406)
Income from discontinued operations, net of tax	2,132	1,933	1,040	2,226
Net income	1,573	1,576	1,043	(180)
Net income per share
Basic	$0.23	$0.23	$0.15	$(0.03)
Diluted	$0.23	$0.23	$0.15	$(0.03)

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Subsequent Event

On November 18, 2005, we concluded the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price of $72.3 million, subject to an adjustment as set forth in the Asset Purchase Agreement of $0.3 million estimated at closing will be finalized by the end of the second quarter of fiscal 2006. We have estimated the gain to be approximately $25.0 million. This gain has not been recorded in the accompanying financial statements as the disposal date was after fiscal year end. A portion of the proceeds will be used to retire our outstanding Notes of $20.4 million.

On November 30, 2005 a notice to redeem the Notes was sent by the Trustee to the Noteholders with a redemption date of December 30, 2005.

On November 11, 2005, we terminated our credit agreement with General Electric Capital Corporation. The credit agreement, consisting of $10.0 million revolving credit facility and $10.0 million acquisition credit facility had remained unused. We will record the write-off of approximately $0.4 million in related deferred financing and termination fees in the first quarter of fiscal 2006.

On October 1, 2005, we completed our annual renewal of our risk management program and implemented several changes. We renewed our insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Per claim self-insured retention amounts remained at $1.0 million with an annual aggregate self-insured retention amount of $8.0 million and an annual aggregate coverage limit of $15.0 million. We changed carriers for our workers’ compensation policy to Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company, with the deductible remaining at $0.35 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pediatric Services of America, Inc.

We have audited the accompanying consolidated balance sheets of Pediatric Services of America, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pediatric Services of America, Inc. at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pediatric Services of America, Inc.’s internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

December 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

MANAGEMENT’S ASSESSMENT AND THE EFFECTIVENESS OF

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Pediatric Services of America, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Pediatric Services of America, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pediatric Services of America, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pediatric Services of America, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pediatric Services of America, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005 of Pediatric Services of America, Inc. and our report dated December 13, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

December 13, 2005

PEDIATRIC SERVICES OF AMERICA, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedules

Schedules numbered in accordance with Rule 5.04 of Regulation S-X

Page No.
II Valuation and Qualifying Accounts	75

All schedules except Schedule II have been omitted because the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant, or the schedules are not applicable.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

PEDIATRIC SERVICES OF AMERICA, INC.

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended September 30, 2003
Deducted from asset account:
Allowance for doubtful accounts	$4,145,000	$1,515,000	($66,000	)(2)	$2,768,000	(1)	$2,826,000
Valuation allowance for net deferred tax assets	$1,863,000	$-	$-		$-		$1,863,000

Year ended September 30, 2004
Deducted from asset account:
Allowance for doubtful accounts	$2,826,000	$3,567,000	$-		$2,511,000	(1)	$3,882,000
Valuation allowance for net deferred tax assets	$1,863,000	$-			$245,000	(3)	$1,618,000

Year ended September 30, 2005
Deducted from asset account:
Allowance for doubtful accounts	$3,882,000	$2,898,000	$-		$3,780,000	(1)	$3,000,000
Valuation allowance for net deferred tax assets	$1,618,000		$199,000	(4)	$321,000	(3)	$1,496,000

1) Uncollectible accounts written off, net of recoveries.

2) Reduction to Notes Payable per closing agreement related to the MedLink acquisition.

3) Change in valuation allowance.

4) Effect of change in state income tax effective rate.

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