Form 10-Q
period 2005-12-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2006-02-09
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of February 7, 2006 the Registrant had 7,286,288 shares of Common Stock, $0.01 par value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005	September 30, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$64,272	$19,037
Accounts receivable, less allowances for doubtful accounts of $2,995 and $3,000, respectively	25,760	26,232
Prepaid expenses	2,679	1,255
Income taxes receivable	—	549
Deferred income taxes	6,552	6,895
Workers’ compensation loss fund	4,071	3,424
Insurance recoveries	1,155	1,376
Transition services and purchase price receivable	1,100	—
Workers’ compensation bond collateral	319	—
Other current assets	297	156
Assets held for sale	—	26,690

Total current assets	106,205	85,614

Property and equipment:
Home care equipment held for rental	32,627	32,621
Furniture, fixtures and vehicles	13,400	13,107
Leasehold improvements	2,914	3,005

	48,941	48,733
Accumulated depreciation and amortization	(38,665)	(38,489)

	10,276	10,244
Other assets:
Goodwill, less accumulated amortization of approximately $6,371	25,893	25,893
Certificates of need, less accumulated amortization of approximately $655 and $650, respectively	17	22
Deferred financing fees, less accumulated amortization of approximately $836 at September 30, 2005	—	535
Noncompete agreements, less accumulated amortization of approximately $1,168 and $1,258, respectively	12	22
Deferred income taxes	1,611	906
Workers’ compensation bond collateral	1,220	1,525
Insurance cash surrender value and recoveries	4,361	4,122
Other	246	270

	33,360	33,295

Total assets	$149,841	$129,153

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands)

	December 31, 2005	September 30, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,000	$6,032
Accrued compensation	6,120	5,738
Income taxes payable	15,860	—
Accrued insurance	5,581	5,366
Refunds payable	2,925	3,462
Accrued interest	42	985
Other accrued liabilities	2,495	1,926
Deferred revenue	765	795
Held for sale liabilities	—	236

Total current liabilities	39,788	24,540

Long-term accrued insurance	10,604	9,584
Long-term income taxes payable	88	88
Deferred compensation	1,057	1,022
Long-term obligations, net of current maturities	—	20,350

Total liabilities	51,537	55,584

Redeemable preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—

Stockholders’ equity:
Common stock, $.01 par value, 80,000 shares authorized 7,283 and 7,262 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	73	73
Additional paid-in capital	52,623	52,070
Retained earnings	45,608	21,426

Total stockholders’ equity	98,304	73,569

Total liabilities and stockholders’ equity	$149,841	$129,153

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Net revenue	$42,233	$43,242

Costs and expenses:
Costs of goods and services	21,531	21,745
Other operating costs and expenses
Salaries, wages and benefits	8,996	9,014
Business insurance	1,646	1,358
Overhead	3,666	3,453

Other operating costs and expenses	14,308	13,825
Corporate, general and administrative
Salaries, wages and benefits ($408 in stock-based compensation for the three months ended December 31, 2005)	3,750	3,326
Business insurance	64	30
Professional services	894	804
Overhead	719	663

Corporate, general and administrative	5,427	4,823
Provision for doubtful accounts	445	609
Depreciation and amortization	995	979

Total costs and expenses	42,706	41,981

Operating (loss) income	(473)	1,261
Other income	3	—
Loss on early extinguishment of debt	(837)	—
Interest income	385	42
Interest expense	(560)	(603)

Income (loss) from continuing operations, before income tax expense (benefit)	(1,482)	700
Income tax expense (benefit)	(308)	330

Income (loss) from continuing operations	(1,174)	370
Discontinued operations:
Income from discontinued operations, net of tax	777	1,379
Gain on disposal of discontinued operations, net of tax	24,579	—

Net income	$24,182	$1,749

Basic net income per share data:
Income (loss) from continuing operations	$(0.16)	$0.05
Income from discontinued operations, net of tax	0.11	0.20
Gain on disposal of discontinued operations, net of tax	3.38	—

Net income	$3.33	$0.25

Diluted net income per share data:
Income (loss) from continuing operations	$(0.16)	$0.05
Income from discontinued operations, net of tax	0.11	0.18
Gain on disposal of discontinued operations, net of tax	3.38	—

Net income	$3.33	$0.23

Weighted average shares outstanding:
Basic	7,269	7,093

Diluted	7,269	7,446

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities:
Income (loss) from continuing operations	$(1,174)	$370
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	995	979
Provision for doubtful accounts	445	609
Amortization of deferred financing fees	37	61
Loss on early extinguishment of debt	837	—
Incentive stock option expense	109	—
Nonqualified stock option expense	299	—
Deferred income taxes	(362)	781
Changes in operating assets and liabilities
Accounts receivable	27	(2,650)
Prepaid expenses	(1,424)	(1,883)
Other assets	(140)	272
Workers’ compensation loss fund	(647)	(330)
Workers’ compensation bond collateral	(14)	(6)
Accounts payable	(32)	1,136
Income taxes	(40)	8
Accrued insurance, liabilities, refunds and interest	318	(1,882)

Net cash used in operating activities of continuing operations	(766)	(2,535)
Net cash used in operating activities of discontinued operations	(4,373)	(43)

Net cash used in operating activities	(5,139)	(2,578)

Investing activities:
Purchases of property and equipment	(991)	(1,310)
Proceeds from the sale of discontinued operations	71,915	—

Net cash provided by (used in) investing activities of continuing operations	70,924	(1,310)
Net cash used in investing activities of discontinued operations	—	(47)

Net cash provided by (used in) investing activities	70,924	(1,357)
Financing activities:
Principal payments and extinguishment of long-term debt	(20,689)	(37)
Disqualifying disposition of stock options	44	17
Nonqualified stock options	—	238
Proceeds from exercise of stock options	101	400

Net cash provided by (used in) financing activities of continuing operations	(20,544)	618
Net cash used in financing activities of discontinued operations	(6)	(11)

Net cash provided by (used in) financing activities	(20,550)	607

Increase (decrease) in cash and cash equivalents	45,235	(3,328)
Cash and cash equivalents at beginning of year	19,037	8,159

Cash and cash equivalents at end of year	$64,272	$4,831

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,482	$1,074

Cash paid for taxes	$50	$139

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2006. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2005 which are included in our Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in our 2005 Annual Report.

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

Discontinued Operations

On November 18, 2005, we concluded the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million. We have recorded the gain of approximately $24.6 million, net of approximately $15.9 million in tax. As part of the transaction, the parties executed a transition services agreement that provides for the collection of outstanding accounts receivable for a period of 180 days and order fulfillment, billing services and related accounting services for a period of 120 days after closing. At December 31, 2005, we had a receivable of approximately $0.8 million related to transitioning the services to Accredo Health Group and $0.3 million related to the settlement of the purchase price. Both amounts were collected in January 2006.

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

Concentration of Credit Risk

Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held in a limited number of financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions. As part of our corporate cash management program we will be investing the retained proceeds from the sale of the Pharmacy business in accordance with established investment policies. We will be investing in a portfolio of highly liquid investment grade securities which may be managed for us by

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies – Continued

institutional investors. The concentration of credit risk with respect to accounts receivable, which are primarily healthcare industry related, represent a risk to us given the current healthcare environment. The risk is somewhat limited due to the large number of payors including Medicaid and Medicare, insurance companies and individuals, and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Deposits with banks are federally insured in limited amounts.

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue expected to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $5.4 million and $5.5 million for which services have been rendered but the amounts were unbilled as of December 31, 2005 and September 30, 2005, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.04 million for the three months ended December 31, 2005 and 2004, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below (in thousands):

For The Year Ending September 30,
2006	$128
2007	$84
2008	$83
2009	$83
2010	$83

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

Lillie Axelrod, spouse of director Michael Axelrod, is an employee of Acordia Inc. Acordia provides insurance brokerage services to us. Mrs. Axelrod is paid a commission based on the fees paid to Acordia. The fees paid by us to Acordia were approximately $0.175 million, during fiscal year 2005 and are expected to be $0.198 million for fiscal 2006.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

Workers’ Compensation Loss Fund

Our previous workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is reduced by the monthly loss fund payments. The policy for fiscal 2006 is underwritten by Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company and will be funded in a similar manner with the annual cash requirement estimated to be $2.2 million. The net balance at December 31, 2005 and September 30, 2005 was $4.1 million and $3.4 million, respectively. The insurance carriers have the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date have not indicated the need to do so.

Workers’ Compensation Bond Collateral

We have secured surety bonds of $1.7 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of December 31, 2005, the surety bonds were collateralized by $1.5 million cash posted to a third party escrow account. In January, 2006, the Company received $0.3 million in cash from our former insurance carrier, which will reduce the collateral and surety bond by the same amount.

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

Our net revenue may vary significantly depending primarily on factors such as re-hospitalizations of patients, seasonality and usage levels of pharmaceutical products and respiratory services, the timing of new branch office openings and pricing pressures due to legislative and regulatory initiatives to contain healthcare costs.

Certain equipment rentals are billed in advance of our rendering the related services. Such amounts are deferred in the balance sheet until the related services are performed.

Stock Option Plans

At December 31, 2005, we have two stock-based compensation plans the Stock Option Plan and the Director’s Stock Option Plan (the “Directors’ Plan”). Our Stock Option Plan (the “Option Plan”) provides for the granting of stock options covering up to 2,300,000 shares of Common Stock, of which 1,033,975 options are outstanding to eligible participants as of December 31, 2005. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted to those persons who are officers or employees of our company or to certain outside consultants. The terms and conditions of options granted under the Option Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Board of Directors’ Compensation Committee. The vesting period of the options is typically four years. Upon the occurrence of certain events, the vesting period of some options accelerate. The term of options granted under the Option Plan may not exceed 10 years. We have the right to repurchase the Common Stock issued upon the exercise of these options at the then fair market value of such shares, if either party terminates their employment relationship.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

Under our Directors’ Plan, directors of our company who are not officers or employees may receive stock options annually to purchase shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Board of Directors’ Compensation Committee has the authority and sole discretion to make grants of options under the Plan in addition to the annual grants described above. A total of 650,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors’ Plan of which 348,500 options are outstanding to eligible participants as of December 31, 2005.

Prior to October 1, 2005, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (Statement 123). No stock-based compensation cost was recognized in the Statement of Operations for the three months ended December 31, 2004, as all options granted under our stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)), using the modified-prospective-transition method. Under the transition method, compensation cost recognized in the three months ended December 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

The fair value of the options awarded under Statement 123(R) is estimated on the date of grant using the Black Scholes-Merton option pricing formula that used the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. We use historical option exercise and employee termination dates to estimate the expected term. The expected term represents the period of time that options granted are expected to be outstanding. We perform these calculations separately for each plan because the participants exhibit different behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We have elected to use the straightline method to recognize compensation expense under Statement 123(R).

	Three Months Ended December 31, 2005
	Option Plan	Directors’ Plan
Expected volatility	53%	75%
Expected dividends	0%	0%
Expected term (in years)	4	8
Risk-free rate	4.43%	4.49%

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

Option Plan

A summary of option activity under the Option Plan as of December 31, 2005, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	990,075	$9.86
Granted	82,500	14.74
Exercised	(21,400)	4.75
Forfeited or expired	(17,200)	13.42

Outstanding at December 31, 2005	1,033,975	$10.30	7.49	$10,647,742

Vested and exercisable at December 31, 2005	532,850	$9.97	6.27	$5,310,905

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2005 was $6.85. The total intrinsic value of options exercised during the three months ended December 31, 2005 was $0.2 million.

As of December 31, 2005 there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of one year four months.

Directors’ Plan

A summary of option activity under the Director’s Stock Option Plan as of December 31, 2005, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	318,500	$8.66
Granted	30,000	15.07
Exercised	—
Forfeited or expired	—

Outstanding at December 31, 2005	348,500	$9.21	6.09	$3,211,060

Vested and exercisable at December 31, 2005	318,500	$8.66	5.74	$2,758,960

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2005 was $11.31.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies – Continued

As of December 31, 2005 there was $0.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Directors’ Plan. That cost is expected to be recognized over a weighted-average period of seven months.

As a result of adopting Statement 123(R) on October 1, 2005, our compensation expenses recognized in the months ended December 31, 2005 was approximately $0.4 million. Our loss from continuing operations, income before income taxes and net income for the three months ended December 31, 2005 was $0.4 million, $0.4 million and $0.3 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended December 31, 2005 would have been $3.37, if we had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $3.33.

Prior to the adoption of Statement 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The following pro forma disclosures regarding net income and earnings per share are determined as if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock based compensation plans in the three months ended December 31, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods (in thousands).

Three Months Ended December 31, 2004
Net Income
As reported	$1,749
Fair value based method compensation expense, net of tax	(486)

Pro forma net income	$1,263

Basic income per share
As reported	$0.25

Pro forma	$0.18

Diluted income per share
As reported	$0.23

Pro forma	$0.17

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

3. Discontinued Operations

On November 18, 2005, we concluded the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million (See Note 2). As a result, these operations are reflected as a discontinued operation. The consolidated financial statements for all periods presented have been restated to reflect discontinued operations. The operating results of the discontinued operations are summarized as follows:

	Three Months Ended December 31,
In Thousands	2005	2004
Discontinued Operations

Net revenue	$11,318	$20,760
Income before income tax expense	1,281	2,224
Income tax expense	504	845

Net income	$777	$1,379

Net income per share
Basic	$0.11	$0.20

Diluted	$0.11	$0.18

Gain on Disposal

Gain on disposal of discontinued operations	$40,524	$—
Income tax expense	15,945	—

Net income	$24,579	$—

Net income per share
Basic	$3.38	$—

Diluted	$3.38	$—

Assets of the discontinued operations have been reflected in the condensed consolidated balance sheet as current assets held for sale. The liabilities that were assumed by the purchaser are reflected in current liabilities as held for sale liabilities. The following is a summary of assets and liabilities of discontinued operations at September 30, 2005:

In Thousands	September 30, 2005
Accounts receivable, net	$11,434
Prepaid expenses	62
Inventory	4,323
Property, net	199
Goodwill, net	10,647
Other	25

Total assets of discontinued operations	$26,690

Accrued compensation	$152
Other accrued liabilities	49
Current maturities of long-term obligations	35

Total liabilities of discontinued operations	$236

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

3. Discontinued Operations - Continued

Accounts receivable for discontinued operations include approximately $1.7 million for which services have been rendered but the amounts were unbilled as of September 30, 2005. Such unbilled amounts are primarily a result of the time required to process bills for services rendered. Certain liabilities were not assumed by the purchaser in the sale of the Pharmacy business. These include accounts payable, additional accrued compensation and other accrued liabilities.

4. Long-Term Borrowing Arrangements

On December 30, 2005, we redeemed in full our 10% Senior Subordinated Notes, due 2008 in the amount of $20.4 million. We recorded the write-off of approximately $0.5 million in related deferred financing fees and call premium in the three months ended December 31, 2005.

On November 11, 2005, we terminated our credit agreement with General Electric Capital Corporation. The credit agreement, consisting of $10.0 million revolving credit facility and $10.0 million acquisition credit facility had remained unused. We recorded the write-off of approximately $0.3 million in related deferred financing and termination fees in the three months ended December 31, 2005.

5. Stock Option Plans

During the three months ended December 31, 2005 and 2004, respectively, 21,400 and 114,359 options to acquire our Common Stock were exercised.

6. Basic and Diluted Income Per Share

Basic income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). For the three months ended December 31, 2005, the weighted average shares outstanding for continuing operations for basic and diluted computations are the same as the impact of common equivalent shares on earnings per share is anti-dilutive.

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income (loss) from continuing and discontinued operations per share:

	Three Months Ended December 31,
	2005	2004
Denominator for basic income per share-weighted average shares	7,269	7,093
Effect of dilutive securities:
Options	—	353

Denominator for diluted income per share—adjusted weighted average shares	7,269	7,446

Antidilutive securities:
Options	168	341

7. Segments

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

7. Segments - Continued

Inter-segment allocations have been eliminated. Our reportable segments are defined based on the predominant line of net revenue which is reviewed by the CODM.

The following table summarizes certain information for each of our company’s operating segments (in thousands):

	Nursing	PPEC	Respiratory Therapy, Equipment and Services	Consolidated Total
Three Months Ended December 31, 2005

Net revenue	$25,375	$2,558	$14,300	$42,233

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	16,771	136	226	17,133
Pharmacy product and supplies	—	—	1,722	1,722
Disposables/Supplies	13	8	2,655	2,676

Total cost of goods and services	16,784	144	4,603	21,531
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	3,380	1,421	4,195	8,996
Business Insurance	1,103	93	450	1,646
Overhead	1,434	424	1,808	3,666

Total operating costs and expenses	5,917	1,938	6,453	14,308

Provision for doubtful accounts	(38)	43	440	445
Depreciation	40	45	753	838

Branch office contribution margin	$2,672	$388	$2,051	$5,111

Three Months Ended December 31, 2004

Net revenue	$26,423	$2,438	$14,381	$43,242

Costs of goods and services

Nursing and therapist salaries, wages, benefits and supplies	17,067	116	250	17,433
Pharmacy product and supplies	—	—	1,217	1,217
Disposables/Supplies	8	9	3,078	3,095

Total cost of goods and services	17,075	125	4,545	21,745
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	3,470	1,419	4,125	9,014
Business Insurance	854	87	417	1,358
Overhead	1,299	394	1,760	3,453

Total operating costs and expenses	5,623	1,900	6,302	13,825

Provision for doubtful accounts	177	(15)	447	609
Depreciation	52	45	729	826

Branch office contribution margin	$3,496	$383	$2,358	$6,237

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

7. Segments - Continued

	Three Months Ended December 31,
	2005	2004
Total profit for reportable segments	$5,111	$6,237

Corporate, general and administrative	(5,427)	(4,823)
Corporate depreciation and amortization	(157)	(153)
Other income	3	—
Loss on early extinguishment of debt	(837)	—
Interest income	385	42
Interest expense	(560)	(603)

Income (loss) from continuing operations, before income tax benefit	$(1,482)	$700

8. Commitments and Contingencies

We are subject to claims and lawsuits arising in the ordinary course of business. Based upon information available to date, management believes it has provided adequate reserves if needed for any unfavorable settlements; however, there can be no assurance that the ultimate resolution of such current pending legal proceedings would not have a material adverse effect on our financial condition or liquidity position.

We have recently received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have preliminarily reviewed the basis for the claim and believe it is substantially without merit. We are continuing to review the facts and circumstances of this particular claim, including the related documentation, and will proceed to work toward resolution of these issues. At this time, we are unable to estimate a possible loss or range of loss, if any. However, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results.

On January 17, 2006, the Company was notified by Cigna Healthcare that effective May 1, 2006 it has entered into an exclusive contractual arrangement with Apria Healthcare Group for the provision of a wide range of services to respiratory therapy and durable medical equipment patients. This agreement will cause us to no longer provide services to a number of patients, particularly in the North Carolina and Colorado markets. Based on an analysis of billed net revenue for the trailing twelve months ended December 31, 2005, we estimate the impact to our RTES segment would have been a reduction of net revenue of approximately $2.3 million. As a result, we will review our cost structures in those markets and make whatever reductions are deemed appropriate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of our company. When used in this Form 10-Q, the words “may,” “targets,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. We caution that various factors, including the factors described below and elsewhere in this report, as well as those discussed in our other filings with the Securities and Exchange Commission, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf. The following are among the important factors that could cause actual results to differ materially from the results discussed herein:

•	the financial implications of the sale of our Pharmacy business;

•	our anticipated uses of the proceeds from the sale of our Pharmacy business;

•	changes in reimbursement rates or policies;

•	payor relationships;

•	changes in healthcare regulations, including changes resulting from the pending Deficit Reduction Act of 2005, the Medicare Prescription Drug Act of 2003 (“MMA”) and the Health Insurance Portability and Accountability Act (“HIPAA”);

•	the ability to collect for equipment sold or rented;

•	the ability to assimilate and manage previously acquired field operations;

•	the ability to collect accounts receivable for products and services we provide, including receivables related to acquired businesses and receivables under appeal;

•	the ability to comply with and respond to billing requirements issues, including those related to our billing and collection system;

•	reduced state funding levels and nursing hours authorized by Medicaid programs;

•	adverse litigation results;

•	competitive factors;

•	ability to hire and retain qualified healthcare professionals;

•	the availability and cost of medical malpractice, workers’ compensation and employee medical benefit insurance;

•	changes in industry practices; and

•	general economic condition and industry trends.

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

EXECUTIVE SUMMARY

Recent Developments

Home Healthcare Industry Events & Updates

The Deficit Reduction Act of 2005 (“DRA”), which passed the Senate on December 21, 2005, and the House of Representatives on February 1, 2006, is expected to be signed into law and will have a significant impact on the services we provide, in a number of ways including:

A. With respect to Medicaid services:

•	Expanding access to home and community-based services by establishing them as an optional Medicaid benefit that would not require a waiver for individuals whose income does not exceed 150% of the federal poverty level (“FPL”).

•	Creating a new optional Medicaid eligibility group for children with disabilities under the age of 19 who meet the severity of disability required under the Supplemental Security Income (“SSI”) program without regard to any income or asset requirements that apply under SSI where family income does not exceed 300% of the FPL.

•	Establishing Family to Family Health Information Centers to provide information and assistance to help families of children with special health care needs navigate the system of care and make decisions about the needs and available support mechanisms for their children. The DRA increases funding for this initiative under Title V of the Social Security Act.

•	Authorizing the HHS Secretary to conduct a demonstration project in states to increase the use of home and community-based services instead of institutions. States awarded a demonstration project will receive 90% of the costs of home and community-based long-term care services (under a HCBS waiver and/or the State Plan) for 12 months following a demonstration participant’s transition from an institution into the community.

B. With respect to Medicare services:

•	Rental payments for capped DME rental items first rented after January 1, 2006, may not extend beyond 13 months of continuous use (or, for rental of oxygen equipment, 36 months) with title transferred to the beneficiary thereafter. Rental payments are set at 10% of the purchase price for each of the first three months and 7.5% of the purchase price for the other ten months. After transfer of title, Medicare will pay only for reasonable and necessary maintenance and servicing.

•	Implementing spending caps beginning in 2006 of $1,740 per Medicare beneficiary for outpatient therapy, with an exemption from caps for beneficiaries who prove medical necessity.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) established new payment limits and procedures for drugs reimbursed under Medicare Part B, including drugs used for inhalation therapy. MMA provided that Medicare beneficiaries will be reimbursed at a rate of 106 percent of the volume-weighted average selling price (the ASP), rather than 95 percent of average wholesale price. In addition, for calendar year 2006, the Centers for Medicare & Medicaid Services (CMS) significantly reduced its dispensing fee for such drugs from 2005 levels. These and other changes may have a material adverse effect on our operations and financial results. There can be no assurance that we will not face increased margin pressures from the 2006 reimbursement changes or changes beyond 2006.

The MMA also mandated a phased-in competitive bidding process for Medicare procurement of certain DME, commencing in the ten largest Metropolitan Statistical Areas (MSAs) in 2007, followed by the next eighty largest MSAs in 2009. Moreover, the HHS Secretary has the authority to apply competitive bidding nationally for the highest cost, highest volume items and services and those items and services that the Secretary determines to have the “largest savings potential.” MMA also imposed a five (5) year freeze in the Consumer Price Index update for reimbursement rates for DME where competitive bidding prices are not applicable.

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

Company Events & Updates

On November 11, 2005, we terminated our credit agreement with General Electric Capital Corporation. The credit agreement, consisting of $10.0 million revolving credit facility and $10.0 million acquisition credit facility had remained unused. We recorded the write-off of approximately $0.3 million in related deferred financing and termination fees in the three months ended December 31, 2005.

On November 18, 2005, we concluded the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million. We have recorded the gain of approximately $24.6 million, net of approximately $15.9 million for income taxes. As part of the transaction, the parties executed a transition services agreement that provides for the collection of outstanding accounts receivable for a period of 180 days and order fulfillment, billing services and related accounting services for a period of 120 days after closing.

On December 30, 2005, we redeemed in full the remainder of our 10% Senior Subordinated Notes due 2008 in the amount of $20.4 million. We recorded the write-off of approximately $0.5 million in related deferred financing fees and call premium in the three months ended December 31, 2005.

We have made significant progress in terms of building our Private Duty Nursing Acquisition Pipeline and we have identified a number of opportunities and are currently working through the letter of intent stage. However, we intend to proceed in a measured manner in order to ensure we are completing only high quality transactions.

On January 17, 2006, the Company was notified by Cigna Healthcare that effective May 1, 2006 it has entered into an exclusive contractual arrangement with Apria Healthcare Group for the provision of a wide range of services to respiratory therapy and durable medical equipment patients. This agreement will cause us to no longer provide services to a number of patients, particularly in the North Carolina and Colorado markets. Based on an analysis of billed net revenue for the trailing twelve months ended December 31, 2005, we estimate the impact to our RTES segment would have been a reduction of net revenue of approximately $2.3 million. As a result, we will review our cost structures in those markets and make whatever reductions are deemed appropriate.

Prior to October 1, 2005, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for our employee stock options and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,”. No stock-based compensation cost was recognized in the Statement of Operations for the three months ended December 31, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective-transition method. Under the transition method, compensation cost recognized in the three months ended December 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated (See Note 2).

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

Operations

We have three reportable segments: (i) Nursing, (ii) PPEC and (iii) RTES (see Notes to Condensed Consolidated Financial Statements—Note 7).

In the Nursing segment, we continue to see pressures on both reimbursement levels and wage rates in key markets. During the three months ended December 31, 2005, we continued to experience reductions in authorized levels of services from select key Medicaid states. This trend in reduced authorized levels of care for specific patients continues to be an obstacle to this segment’s future contribution margin expansion. We believe our nurse recruiting strategy with its focus upon weekly staffed hours targets for each branch office as well as our incentive programs to reward achievement of these targets best positions us to achieve our growth objectives. We have also instituted a variety of new programs to incentivize our nurses to increase the number of hours that they work for us. These programs include both financial and recognition rewards. To stimulate same store revenue growth, we have established financial incentives for our local market sales and marketing resources to maximize the potential of existing managed care contracts by “pulling” patient referrals through these relationships.

In the PPEC segment, we continue to be pleased with the financial results of our Georgia centers. Our census has continued to grow, community acceptance of our business model has expanded and feedback from state officials is overwhelmingly positive. In North Carolina our pilot project continues to demonstrate the desired outcomes and we are in discussions with the appropriate agency managers to secure a permanent source of funding. In Florida, the state has yet to remove the obstacles to patient access which severely limits our census levels. We are hopeful that with the impending structural changes to the Medicaid program recently announced by the Governor, these obstacles can be removed.

In the RTES segment, we continue to invest in and expand our sales and marketing program. We are focusing our sales and marketing efforts upon the higher acuity respiratory patients to leverage our clinical competencies and more actively manage the core product mix. As a result, we have begun to see increases in target referrals from managed care payors in select markets. In order to address the continued margin pressures on our RTES segment, we utilize a Product Review Committee to standardize product selections, aggregate product volumes, and source through a reduced number of vendors to maximize our purchasing power. In addition, we have improved managerial oversight of local purchasing decisions and our internal process for re-allocating surplus items between branch offices.

Source & Availability of Clinical Personnel

We believe that case hours staffed is the most appropriate measurement of nursing activity. During the 13 weeks ending December 31, 2005, our case hours staffed decreased to approximately 779,000 as compared to 785,000 in the 13 weeks ended October 1, 2005. We continue to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. We have made investments in ten new local market nurse recruiters to help reduce unstaffed hours.

CRITICAL ACCOUNTING POLICIES

This Form 10-Q reflects newly enacted critical accounting policies. These critical accounting policies should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2005 which are included in our Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission.

Stock Option Expense

Prior to October 1, 2005, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for our employee stock options and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,”. No stock based compensation cost was recognized in the Statement of Operations for the three months ended December 31, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective-transition method. Under the transition method, compensation cost recognized in the three months ended December 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

The fair value of the options awarded under Statement 123(R) is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Expected volatilities are based on historical volatility of our stock and other factors. We use historical option exercise and employee termination dates to estimate the expected term. The expected term represents the period of time that options granted are expected to be outstanding. We perform these calculations separately for each plan because the participants exhibit different behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We have elected to use the straightline method to recognize compensation expense under Statement 123(R).

RESULTS OF OPERATIONS

The following table is derived from our unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

	Percentage of Net Revenue		Period-to-Period Percentage Increase (Decrease)
	Three Months Ended December 31,		Three Months Ended December 31, 2005
	2005	2004
Net Revenue	100.0%	100.0%	(2)%
Costs of goods and services	51.0	50.3	(1)
Other operating costs and expenses
Salaries, wages and benefits	21.3	20.8	0
Business insurance	3.9	3.1	21
Overhead	8.7	8.0	6

Other operating costs and expenses	33.9	31.9	3
Corporate, general and administrative
Salaries, wages and benefits	8.9	7.7	13
Business insurance	0.2	0.1	113
Professional services	2.1	1.9	11
Overhead	1.7	1.5	8

Corporate, general and administrative	12.9	11.2	13
Provision for doubtful accounts	1.0	1.4	(27)
Depreciation and amortization	2.4	2.3	2

Operating income (loss)	(1.2)	2.9	(138)
Other income	—	—	100
Loss on early extinguishment of debt	(2.0)	—	100
Interest income	0.9	0.1	817
Interest expense	(1.3)	(1.4)	(7)

Income (loss) from continuing operations, before income tax expense (benefit)	(3.6)	1.6	(312)
Income tax expense (benefit)	(0.7)	0.8	(193)

Income (loss) from continuing operations	(2.9)%	0.8%	(417)%

We provide a broad range of health care services and products principally for children and, to a lesser extent, young adults and geriatric patients. The following table summarizes both services and products based upon estimated percentages of net billings of each major category for the periods indicated:

	December 31,
	2005 % Total	2004 % Total
Pediatric Home Health Care
Nursing	53.7%	54.4%
PPEC	6.1%	5.6%
Respiratory Therapy Equipment and Services	18.6%	18.6%

Total Pediatric Home Health Care	78.4%	78.6%
Adult Home Health Care
Nursing	6.4%	6.7%
Respiratory Therapy Equipment and Services	15.2%	14.7%

Total Adult Home Health Care	21.6%	21.4%

Total	100.0%	100.0%

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Net revenue decreased $1.0 million, or 2%, to $42.2 million in the three months ended December 31, 2005 from $43.2 million in the three months ended December 31, 2004. For the Nursing segment, net revenue decreased $1.0 million, or 4%, to $25.4 million in the three months ended December 31, 2005 from $26.4 million in the three months ended December 31, 2004. Of this decline, the Louisiana markets were the primary cause as Hurricane Katrina related disruptions persisted which led to a significant decline in patient census. For the PPEC segment, net revenue increased $0.1 million, or 5%, to $2.6 million in the three months ended December 31, 2005 from $2.4 million in the three months ended December 31, 2004. RTES segment net revenue decreased $0.1 million, or 1%, to $14.3 million in the three months ended December 31, 2005 from $14.4 million in the three months ended December 31, 2004. In the three months ended December 31, 2005, we derived approximately 38% of our net revenue from commercial insurers and other private payors, 54% from Medicaid and 8% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services decreased $0.2 million, or 1%, to $21.5 million in the three months ended December 31, 2005 from $21.7 million in the three months ended December 31, 2004. Costs of goods and services of the Nursing segment decreased $0.3 million, or 2%, to $16.8 million in the three months ended December 31, 2005 from $17.1 million in the three months ended December 31, 2004. Costs of goods and services as a percentage of the Nursing segment net revenue increased to 66% in the three months ended December 31, 2005 compared to 65% in the three months ended December 31, 2004. For the PPEC segment, cost of goods and services remained relatively constant at $0.1 million in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. PPEC segment costs of goods and services as a percentage of net revenue increased to 6% in the three months ended December 31, 2005 from 5% in the three months ended December 31, 2004. For the RTES segment, cost of goods and services increased $0.1 million, or 1%, to $4.6 million in the three months ended December 31, 2005 from $4.5 million in the three months ended December 31, 2004. Costs of goods and services as a percentage of net revenue remained relatively constant at 32% in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $0.5 million, or 3%, to $14.3 million in the three months ended December 31, 2005 from $13.8 million in the three months ended December 31, 2004. In the Nursing segment, other operating costs and expenses increased $0.3 million, or 5%, to $5.9 million in the three months ended December 31, 2005 from $5.6 million in the three months ended December 31, 2004 primarily as a result of increased business insurance costs and nurse recruiting costs. As a percentage of net revenue, the Nursing segment costs were 23% in the three months ended December 31, 2005 as compared to 21% in the three months ended December 31, 2004. In the PPEC segment, other operating costs and expenses remained relatively flat at $1.9 million in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. As a percentage of net revenue these costs declined to 76% in the three months ended December 31, 2005 from 78% in the three months ended December 31, 2004. In the RTES segment, other operating costs and expenses increased $0.2 million, or 2%, to $6.5 million in the three months ended December 31, 2005 from $6.3 million in the three months ended December 31, 2004 primarily as a result of increased administrative salaries. As a percentage of net revenue these costs increased to 45% in the three months ended December 31, 2005 as compared to 44% in the three months ended December 31, 2004.

Corporate, general and administrative costs increased $0.6 million, or 13% to $5.4 million in the three months ended December 31, 2005 as compared to $4.8 million in the three months ended December 31, 2004 primarily due to compensation cost for employee stock options of approximately $0.4 million in the three months ended December 31, 2005 relating to the adoption of FAS 123(R). Our percentage of net revenue, corporate, general and administrative costs increased to 13% in the three months ended December 31, 2005 from 11% in the three months ended December 31, 2004.

Provision for doubtful accounts decreased $0.2 million, or 27%, to $0.4 million in the three months ended December 31, 2005 from $0.6 million in the three months ended December 31, 2004. Cash collections as a percentage of net revenue were 101% and 100% in the three months ended December 31, 2005 and 2004, respectively. As a percentage of net revenue, provision for doubtful accounts remained relatively constant at 1% in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

Depreciation and amortization remained relatively constant at $1.0 million in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

Interest expense remained relatively constant at $0.6 million in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 (See “Liquidity and Capital Resources” below for further discussion).

Income tax expense from continuing operations decreased $0.6 million, or 193%, to a benefit of $0.3 million in the three months ended December 31, 2005 from an expense of $0.3 million in the three months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Operations

On November 11, 2005, we terminated our credit agreement with General Electric Capital Corporation. The credit agreement, consisting of $10.0 million revolving credit facility and $10.0 million acquisition credit facility had remained unused. We recorded the write-off of approximately $0.3 million in related deferred financing and termination fees in the three months ended December 31, 2005.

On December 30, 2005, we redeemed in full the remainder of our 10% Senior Subordinated Notes due 2008 of $20.4 million. We recorded the write-off of approximately $0.5 million in related deferred financing fees and call premium in the three months ended December 31, 2005.

Cash collections as a percentage of net revenue for the three months ended December 31, 2005 and 2004 was 101% and 100%, respectively. While we anticipate that we will continue to achieve our cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

For the three months ended December 31, 2005, we purchased medical equipment to service existing patients and made routine purchases of computer equipment to maintain and upgrade our technology infrastructure. We anticipate future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. We anticipate funding these capital expenditures with cash flow from operations.

For the three months ended December 31, 2005, we had a current income tax expense of $16.2 million and a deferred income tax benefit of $0.1 million resulting in a total income tax expense of $16.1 million.

Asset Sales

On November 18, 2005, we concluded the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million (See Note 2).

Risk Management

Our previous workers’ compensation insurance carrier, rated A by AM Best Company, required a twelve month estimated loss reserve to be funded entirely with cash each fiscal year, which is reduced by the monthly loss fund payments. The policy for fiscal 2006 is underwritten by Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers rated A+ by AM Best Company and will be funded in a similar manner with the cash requirement estimated to be $2.2 million. The net balance at December 31, 2005 and September 30, 2004 was $4.1 million and $3.4 million, respectively. The insurance carriers have the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date have not indicated the need to do so.

We have secured surety bonds of $1.7 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of December 31, 2005, the surety bonds were collateralized by $1.5 million cash posted to a third party escrow account. In January 2006, the insurance carriers reduced the loss fund by $0.3 million and refunded this amount to us. The surety bonds which collaterize this balance were also reduced by $0.3 million.

On January 1, 2006, we renewed our self-insured employee medical benefit plans. Our claim experience during the three months ended December 31, 2005 improved measurably. As we move forward into 2006 we are making minor design changes to our benefit plans and analyzing the impact of the removal of the employees who will be transitioning to Accredo Health Group, Inc. as part of the sale of the Pharmacy business.

As a result of operating in the healthcare industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of December 31, 2005, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of our insurance policy will be adequate.

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

We are subject to claims and lawsuits arising in the ordinary course of business. Based upon information available to date, management believes it has provided adequate reserves if needed for any unfavorable settlements; however, there can be no assurance that the ultimate resolution of such current pending legal proceedings would not have a material adverse effect on our financial condition or liquidity position.

Capital Resources

We intend to invest the excess proceeds from the sale of the Pharmacy business in accordance with the terms of our Investment Policy which has been approved by the Board of Directors. This policy provides for the establishment of short-term, highly liquid investments within prescribed parameters.

We currently believe that our liquidity position will be adequate to satisfy our working capital requirements, professional and commercial liability insurance loss funding, workers’ compensation collateral requirements, income tax payments and potential acquisitions and start-up branch offices. Our current sources of liquidity are cash on hand and cash flow from operations. We are exposed to fluctuations in cash collection results.

CONTINGENT LIABILITIES AND COMMITMENTS

Our former workers’ compensation carrier requires the estimated loss reserve to be secured by surety bonds (see “Liquidity and Capital Resources”).

On October 1, 2005, we completed our annual renewal of our risk management programs and implemented several changes (see “Liquidity and Capital Resources”).

The Company received notification of a claim from one commercial payor primarily relating to our discontinued pharmacy operation (see Note 8).

We have entered into employment agreements with certain employees which provide, among other things, salary, benefits and perquisites, as well as additional compensation, for certain changes in control or a failure to comply with any material terms of the agreements. We have a Non-Qualified Deferred Compensation Plan for certain of our employees. The deferred compensation liability as of December 31, 2005 and September 30, 2005 was approximately $1.7 million and $1.6 million, respectively.

The following table represents a schedule of our contractual obligations and commitments as of September 30, 2005:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Operating leases	13,012	3,819	4,561	2,769	1,863

	$13,012	$3,819	$4,561	$2,769	$1,863

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face a number of market risk exposures. Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held in a limited number of financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions. As part of our corporate cash management program we will be investing the retained proceeds from the sale of the Pharmacy business in accordance with established investment policies. We will be investing in a portfolio of highly liquid investment grade securities which may be managed for us by institutional investors. The concentration of credit risk with respect to accounts receivable, which are primarily healthcare industry related, represent a risk to us given the current healthcare environment. The risk is somewhat limited due to the large number of payors including Medicaid and Medicare, insurance companies and individuals, and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes.

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

(b) Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

Date: February 9, 2006	By:	/S/ JAMES M. MCNEILL

James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)