Form 10-Q
period 2006-03-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2006-05-10
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 2, 2006 the Registrant had 7,477,538 shares of Common Stock, $0.01 par value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006	September 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,458	$19,037
Accounts receivable, less allowances for doubtful accounts of $2,371 and $3,000, respectively	26,102	26,232
Prepaid expenses	2,295	1,255
Income taxes receivable	—	549
Deferred income taxes	6,575	6,895
Workers’ compensation loss fund	4,332	3,424
Insurance recoveries	1,244	1,376
Transition services	98	—
Other current assets	261	156
Assets held for sale	—	26,690

Total current assets	98,365	85,614

Property and equipment:
Home care equipment held for rental	32,406	32,621
Furniture, fixtures and vehicles	13,558	13,107
Leasehold improvements	2,923	3,005

	48,887	48,733
Accumulated depreciation and amortization	(38,629)	(38,489)

	10,258	10,244

Other assets:
Goodwill, less accumulated amortization of approximately $6,371	25,893	25,893
Certificates of need, less accumulated amortization of approximately $661 and $650, respectively	11	22
Deferred financing fees, less accumulated amortization of approximately $836 at September 30, 2005	—	535
Noncompete agreements, less accumulated amortization of approximately $1,178 and $1,258, respectively	2	22
Deferred income taxes	1,566	906
Workers’ compensation bond collateral	1,233	1,525
Insurance cash surrender value and recoveries	4,644	4,122
Other	243	270

	33,592	33,295

Total assets	$142,215	$129,153

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands)

	March 31, 2006	September 30, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,699	$6,032
Accrued compensation	4,628	5,738
Income taxes payable	7,527	—
Accrued insurance	5,675	5,366
Refunds payable	3,087	3,462
Accrued interest	42	985
Transition services	1,595	—
Other accrued liabilities	2,579	1,926
Deferred revenue	894	795
Held for sale liabilities	—	236

Total current liabilities	28,726	24,540

Long-term accrued insurance	11,303	9,584
Long-term income taxes payable	88	88
Deferred compensation	1,180	1,022
Long-term obligations, net of current maturities	—	20,350

Total liabilities	41,297	55,584

Redeemable preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—

Stockholders’ equity:
Common stock, $.01 par value, 80,000 shares authorized 7,470 and 7,262 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively	75	73
Additional paid-in capital	54,637	52,070
Retained earnings	46,206	21,426

Total stockholders’ equity	100,918	73,569

Total liabilities and stockholders’ equity	$142,215	$129,153

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$43,502	$43,054	$85,735	$86,296

Costs and expenses:
Costs of goods and services (exclusive of depreciation shown separately below)	22,300	21,767	43,831	43,512
Other operating costs and expenses
Salaries, wages and benefits	9,031	9,133	18,027	18,147
Business insurance	1,966	1,793	3,612	3,151
Overhead	3,784	3,584	7,450	7,037

Other operating costs and expenses	14,781	14,510	29,089	28,335
Corporate, general and administrative
Salaries, wages and benefits	3,329	3,353	7,079	6,679
Business insurance	59	60	123	90
Professional services	1,044	999	1,938	1,803
Overhead	675	806	1,394	1,469

Corporate, general and administrative	5,107	5,218	10,534	10,041
Provision for doubtful accounts	19	1,030	464	1,639
Depreciation and amortization	1,013	999	2,008	1,978

Total costs and expenses	43,220	43,524	85,926	85,505

Operating income (loss) income	282	(470)	(191)	791
Other income	5	65	8	65
Loss on early extinguishment of debt	—	—	(837)	—
Interest income	626	51	1,011	93
Interest expense	(4)	(642)	(564)	(1,245)

Income (loss) from continuing operations, before income tax expense (benefit)	909	(996)	(573)	(296)
Income tax expense (benefit)	334	(230)	26	101

Income (loss) from continuing operations	575	(766)	(599)	(397)
Discontinued operations:
Income from discontinued operations, net of tax	—	1,650	777	3,029
Gain on disposal of discontinued operations, net of tax	23	—	24,602	—

Net income	$598	$884	$24,780	$2,632

Basic net income per share data:
Income (loss) from continuing operations	$0.08	$(0.11)	$(0.08)	$(0.05)
Income from discontinued operations, net of tax	—	0.23	0.10	0.42
Gain on disposal of discontinued operations, net of tax	0.00	—	3.36	—

Net income	$0.08	$0.12	$3.38	$0.37

Diluted net income per share data:
Income (loss) from continuing operations	$0.08	$(0.11)	$(0.08)	$(0.05)
Income from discontinued operations, net of tax	—	0.23	0.10	0.42
Gain on disposal of discontinued operations, net of tax	0.00	—	3.36	—

Net income	$0.08	$0.12	$3.38	$0.37

Weighted average shares outstanding:
Basic	7,372	7,209	7,321	7,151

Diluted	7,372	7,209	7,321	7,151

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$24,780	$2,632
Less income from discontinued operations, net of income tax expense	(777)	$(3,029)
Less gain on disposal from discontinued operations, net of income tax expense	(24,602)

Loss from continuing operations, net of income tax benefit	(599)	(397)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	2,008	1,978
Provision for doubtful accounts	464	1,639
Amortization of deferred financing fees	37	121
Loss on early extinguishment of debt	837	—
Incentive stock option expense	200	—
Nonqualified stock option expense	494	—
Deferred income taxes	(340)	1,093
Changes in operating assets and liabilities
Accounts receivable	(334)	(1,532)
Prepaid expenses	(1,040)	(1,454)
Other assets	(120)	340
Workers’ compensation loss fund	(908)	(686)
Workers’ compensation bond collateral	292	804
Accounts payable	(3,333)	509
Income taxes	(221)	(899)
Accrued compensation, insurance, liabilities, refunds and interest	120	(491)

Net cash (used in) provided by operating activities of continuing operations	(2,443)	1,025
Net cash (used in) provided by operating activities of discontinued operations	(10,617)	289

Net cash (used in) provided by operating activities	(13,060)	1,314

Investing activities:
Purchases of property and equipment	(1,949)	(2,512)
Proceeds from the sale of discontinued operations	72,250	—

Net cash provided by (used in) investing activities of continuing operations	70,301	(2,512)
Net cash used in investing activities of discontinued operations	—	(136)

Net cash provided by (used in) investing activities	70,301	(2,648)
Financing activities:
Principal payments and extinguishment of long-term debt	(20,689)	(73)
Disqualifying disposition of stock options	218	52
Nonqualified stock options	316	406
Proceeds from exercise of stock options	1,341	1,000

Net cash (used in) provided by financing activities of continuing operations	(18,814)	1,385
Net cash used in financing activities of discontinued operations	(6)	(23)

Net cash (used in) provided by financing activities	(18,820)	1,362

Increase in cash and cash equivalents	38,421	28
Cash and cash equivalents at beginning of year	19,037	8,159

Cash and cash equivalents at end of period	$57,458	$8,187

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,505	$1,137

Cash paid for taxes	$8,219	$1,359

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2006. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2005 which are included in our Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in our 2005 Annual Report.

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

Discontinued Operations

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million. We have recorded a gain of approximately $24.6 million, net of approximately $15.9 million for income taxes. As part of the transaction, the parties executed a transition services agreement that provides for the collection of outstanding accounts receivable for a period of 180 days and order fulfillment, billing services and related accounting services for a period of 120 days after closing. At March 31, 2006, we had a receivable of approximately $0.1 million related to transitioning the services to Accredo Health Group and a payable of approximately $1.6 million related to cash collections and compensation liabilities payable to Accredo Health Group. This amount was collected and or paid in April 2006.

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

Concentration of Credit Risk

Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held in a limited number of financial institutions and with institutional investors. We perform periodic evaluations of the relative financial position and credit standing of these financial intermediaries. As part of our corporate cash management program we are investing the retained proceeds from the sale of the Pharmacy business in accordance with established investment policies. We have invested in a portfolio of highly liquid investment grade securities which are managed for us by institutional investors. The concentration of credit risk with respect to accounts receivable, which are primarily healthcare industry related, represent a risk to us given the current healthcare environment. The risk is somewhat limited due to the large number of payors including Medicaid and Medicare, insurance companies and individuals, and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies – Continued

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Deposits with banks are federally insured in limited amounts.

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue expected to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $4.8 million and $5.5 million for which services have been rendered but the amounts were unbilled as of March 31, 2006 and September 30, 2005, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.04 million for the three months ended March 31, 2006 and 2005, and $0.07 million for the six months ended March 31, 2006 and 2005. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below (in thousands):

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

Lillie Axelrod, spouse of director Michael Axelrod, is an employee of Acordia Inc. Acordia provides insurance brokerage services to us. Mrs. Axelrod is paid a commission based on the fees paid to Acordia. The fees paid by us to Acordia were approximately $0.175 million during fiscal year 2005 and are expected to be $0.198 million for fiscal 2006.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

Workers’ Compensation Loss Fund

Our previous workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is reduced by the monthly loss fund payments. The policy for fiscal 2006 is underwritten by Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company and will be funded in a similar manner with the annual cash requirement estimated to be $2.2 million. The net balance at March 31, 2006 and September 30, 2005 was $4.3 million and $3.4 million, respectively. The insurance carriers have the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date they have not indicated the need to do so.

Workers’ Compensation Bond Collateral

We have secured surety bonds of $1.4 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of March 31, 2006, the surety bonds were collateralized by $1.2 million cash posted to a third party escrow account. In January 2006, the Company received $0.3 million in cash from our former insurance carrier, which reduced the collateral and surety bond by the same amount. During the three months ended March 31, 2006, we were notified that this carrier received a down grade in their AM Best financial strength rating to a B-. While we believe that our collateral remains secure, the potential for the carrier to not pay claims in the ordinary course has increased. We are monitoring the situation in conjunction with our risk brokers. At this time we believe the insurance carrier should be able to meet its obligations.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Revenue

We derive substantially all of our net revenue from patients who have a third party payor (insurance company or government) who either has contractually agreed to pay the patient’s account or is obligated to pay based on the patient’s participation in its program (i.e. Medicare or Medicaid). Revenues are recorded based on estimated net realizable amounts to be received for products or services rendered during the period. The Company’s accounting system is programmed to calculate the expected reimbursement to be received on a patient-by-patient basis based on the type of payor and the contractual terms of the payor or pre-negotiated reimbursement rates. The Company’s accounting system is updated as changes occur to reimbursement rates. In certain situations, the services and products are recorded separately. In other situations, the services and products are billed and reimbursed on a per diem or contract basis whereby the insurance carrier pays us one combined amount for treatment. Because the reimbursement arrangements in these situations are based on per diem or contract amounts, we do not maintain records that provide a breakdown between the service and product components. Substantially all of our revenue is fee for service.

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

Stock Option Plans

At March 31, 2006, we have two stock-based compensation plans, the Stock Option Plan and the Director’s Stock Option Plan (the “Directors’ Plan”). Our Stock Option Plan (the “Option Plan”) provides for the granting of stock options covering up to 2,300,000 shares of Common Stock, of which 869,225 options are outstanding to eligible participants as of March 31, 2006. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted to those persons who are officers or employees of our company or to certain outside consultants. The terms and conditions of options granted under the Option Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The vesting period of the options is typically four years. Upon the occurrence of certain events, the vesting period of some options accelerate. The term of options granted under the Option Plan may not exceed 10 years. We have the right to repurchase the Common Stock issued upon the exercise of these options at the then fair market value of such shares, if either party terminates their employment relationship.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

Under our Directors’ Plan, directors of our company who are not officers or employees may receive stock options annually to purchase shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Compensation Committee has the authority and sole discretion to make grants of options under the Directors’ Plan in addition to the annual grants described above. A total of 650,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors’ Plan of which 317,500 options are outstanding to eligible participants as of March 31, 2006.

Prior to October 1, 2005, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123). No stock-based compensation cost was recognized in the Statement of Operations for the three and six months ended March 31, 2005, as all options granted under our stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)), using the modified-prospective-transition method. Under the transition method, compensation cost recognized in the three and six months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

The fair value of the options awarded under Statement 123(R) is estimated on the date of grant using the Black Scholes Merton option pricing formula that used the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. We use historical option exercise and employee termination dates to estimate the expected term. The expected term represents the period of time that options granted are expected to be outstanding. We perform these calculations separately for each plan because the participants exhibit different behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We have elected to use the straightline method to recognize compensation expense under Statement 123(R).

	Option Plan	Directors’ Plan
Expected volatility	53%	75%
Expected dividends	0%	0%
Expected term (in years)	4	8
Risk-free rate	4.43%	4.49%

Option Plan

A summary of option activity under the Option Plan as of March 31, 2006, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	990,075	$9.86
Granted	82,500	14.74
Exercised	(183,050)	6.60
Forfeited or expired	(20,300)	12.64

Outstanding at March 31, 2006	869,225	$10.95	7.18	$3,350,995

Vested and exercisable at March 31, 2006	370,200	$11.33	5.33	$1,599,902

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

The weighted-average grant-date fair value of options granted during the six months ended March 31, 2006 was $6.70. The total intrinsic value of options exercised during the six months ended March 31, 2006 was $1.3 million.

As of March 31, 2006 there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of one year and three months.

Directors’ Plan

A summary of option activity under the Director’s Plan as of March 31, 2006, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	318,500	$8.66
Granted	30,000	15.07
Exercised	(25,000)	5.31
Forfeited or expired	(6,000)	15.07

Outstanding at March 31, 2006	317,500	$9.41	5.69	$1,857,525

Vested and exercisable at March 31, 2006	293,500	$8.95	5.37	$1,857,525

The weighted-average grant-date fair value of options granted during the six months ended March 31, 2005 was $11.31.

As of March 31, 2006 there was $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Directors’ Plan. That cost is expected to be recognized over a weighted-average period of five months.

As a result of adopting Statement 123(R) on October 1, 2005, our compensation expenses recognized in the three and six months ended March 31, 3006 was approximately $0.3 million and $0.7 million, respectively. Our income from continuing operations, income before income taxes and net income for the three months ended March 31, 2006 was $0.3 million, $0.3 million and $0.2 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.05, if we had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.08. Our income from continuing operations, income before income taxes and net income for the six months ended March 31, 2006 was $0.7 million, $0.7 million and $0.5 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six months ended March 31, 2006 would have been $3.32, if we had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $3.38.

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies – Continued

The following pro forma disclosures regarding net income and earnings per share are determined as if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock based compensation plans in the three and six months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods (in thousands).

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net Income
As reported	$884	$2,632
Fair value based method compensation expense, net of tax	(591)	(1,077)

Pro forma net income	$293	$1,555

Basic income per share
As reported	$0.12	$0.37

Pro forma	$0.04	$0.22

Diluted income per share
As reported	$0.12	$0.37

Pro forma	$0.04	$0.22

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

3. Discontinued Operations

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million (See Note 2). As a result, these operations are reflected as a discontinued operation. The consolidated financial statements for all periods presented have been restated to reflect discontinued operations. The operating results of the discontinued operations are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
In Thousands	2006	2005	2006	2005
Discontinued Operations

Net revenue	$—	$21,228	$11,318	$41,988
Income before income tax expense	—	2,662	1,281	4,886
Income tax expense	—	1,012	504	1,857

Net income	$—	$1,650	$777	$3,029

Net income per share
Basic	$—	$0.23	$0.10	$0.42

Diluted	$—	$0.23	$0.10	$0.42

Gain on Disposal

Gain on disposal of discontinued operations	$38	$—	$40,562	$—
Income tax expense	15	—	15,960	—

Net income	$23	$—	$24,602	$—

Net income per share
Basic	$0.00	$—	$3.36	$—

Diluted	$0.00	$—	$3.36	$—

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

3. Discontinued Operations – Continued

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

4. Long-Term Borrowing Arrangements

On December 30, 2005, in connection with the sale of the Pharmacy Business, we redeemed in full our 10% Senior Subordinated Notes due 2008 in the amount of $20.4 million. We recorded the write-off of approximately $0.5 million in related deferred financing fees and call premium in the six months ended March 31, 2006.

On November 11, 2005, in connection with the sale of the Pharmacy Business, we terminated our credit agreement with General Electric Capital Corporation. The credit agreement, consisting of $10.0 million revolving credit facility and $10.0 million acquisition credit facility had remained unused. We recorded the write-off of approximately $0.3 million in related deferred financing and termination fees in the six months ended March 31, 2006.

5. Stock Option Plans

During the three months ended March 31, 2006 and 2005, respectively, 186,650 and 104,767 options to acquire our Common Stock were exercised. During the six months ended March 31, 2006 and 2005, respectively, 208,050 and 219,126 options to acquire our common stock were exercised.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

6. Basic and Diluted Income per Share

Basic income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). For the three and six months ended March 31, 2006 and 2005, the weighted average shares outstanding for continuing operations for basic and diluted computations are the same, as the impact of common equivalent shares on earnings per share is anti-dilutive.

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income (loss) from continuing and discontinued operations per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2006	2005	2006	2005
Denominator for basic income per share-weighted average shares	7,372	7,209	7,321	7,151
Effect of dilutive securities:
Options	—	—	—	—

Denominator for diluted income per share—adjusted weighted average shares	7,372	7,209	7,321	7,151

Antidilutive securities:
Options	275	264	221	302

7. Segments

We have three reportable segments: Nursing, PPEC and Respiratory Therapy Equipment and Services (RTES). Our Nursing division consists primarily of private duty home nursing care for predominately pediatric patients. Our PPEC division contains Prescribed Pediatric Extended Care Centers which provide daily medical care for medically fragile children. Our RTES division provides respiratory therapy equipment and services to patients in the home.

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

The following table summarizes goodwill for each of our Company’s operating segments (in thousands):

	Goodwill
	March 31, 2006	September 30, 2005
Nursing	$17,876	$17,876
PPEC	735	735
RTES	7,282	7,282

Total	$25,893	$25,893

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

7. Segments - Continued

The following tables summarize certain information for each of our company’s operating segments (in thousands):

	Nursing	PPEC	Respiratory Therapy, Equipment and Services	Consolidated Total
Three Months Ended March 31, 2006

Net revenue	$26,404	$2,799	$14,299	$43,502

Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	17,341	126	322	17,789
Pharmacy product and supplies	—	—	1,763	1,763
Disposables/Supplies	12	15	2,721	2,748

Total cost of goods and services	17,353	141	4,806	22,300
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	3,408	1,502	4,121	9,031
Business Insurance	1,302	106	558	1,966
Overhead	1,400	441	1,943	3,784

Total operating costs and expenses	6,110	2,049	6,622	14,781

Provision for doubtful accounts	106	(46)	(41)	19
Depreciation	38	46	767	851

Branch office contribution margin	$2,797	$609	$2,145	$5,551

Three Months Ended March 31, 2005

Net revenue	$25,811	$2,671	$14,572	$43,054

Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	16,982	138	317	17,437
Pharmacy product and supplies	—	—	1,488	1,488
Disposables/Supplies	13	11	2,818	2,842

Total cost of goods and services	16,995	149	4,623	21,767
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	3,579	1,420	4,134	9,133
Business Insurance	1,165	102	526	1,793
Overhead	1,371	392	1,821	3,584

Total operating costs and expenses	6,115	1,914	6,481	14,510

Provision for doubtful accounts	261	5	764	1,030
Depreciation	49	45	741	835

Branch office contribution margin	$2,391	$558	$1,963	$4,912

	Three Months Ended March 31,
	2006	2005
Total profit for reportable segments	$5,551	$4,912

Corporate, general and administrative	(5,107)	(5,218)
Corporate depreciation and amortization	(162)	(164)
Other income	5	65
Interest income	626	51
Interest expense	(4)	(642)

Income (loss) from continuing operations, before income tax expense (benefit)	$909	$(996)

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

7. Segments - Continued

	Nursing	PPEC	Respiratory Therapy, Equipment and Services	Consolidated Total
Six Months Ended March 31, 2006

Net revenue	$51,779	$5,357	$28,599	$85,735

Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	34,112	262	548	34,922
Pharmacy product and supplies	—	—	3,485	3,485
Disposables/Supplies	25	23	5,376	5,424

Total cost of goods and services	34,137	285	9,409	43,831
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	6,788	2,923	8,316	18,027
Business Insurance	2,405	199	1,008	3,612
Overhead	2,834	865	3,751	7,450

Total operating costs and expenses	12,027	3,987	13,075	29,089

Provision for doubtful accounts	68	(3)	399	464
Depreciation	78	91	1,520	1,689

Branch office contribution margin	$5,469	$997	$4,196	$10,662

Six Months Ended March 31, 2005

Net revenue	$52,234	$5,109	$28,953	$86,296

Costs of goods and services (exclusive of depreciation shown separately below)
Nursing and therapist salaries, wages, benefits and supplies	34,049	254	567	34,870
Pharmacy product and supplies	—	—	2,705	2,705
Disposables/Supplies	21	20	5,896	5,937

Total cost of goods and services	34,070	274	9,168	43,512
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	7,049	2,839	8,259	18,147
Business Insurance	2,019	189	943	3,151
Overhead	2,670	786	3,581	7,037

Total operating costs and expenses	11,738	3,814	12,783	28,335

Provision for doubtful accounts	438	(10)	1,211	1,639
Depreciation	101	90	1,470	1,661

Branch office contribution margin	$5,887	$941	$4,321	$11,149

	Six Months Ended March 31,
	2006	2005
Total profit for reportable segments	$10,662	$11,149

Corporate, general and administrative	(10,534)	(10,041)
Corporate depreciation and amortization	(319)	(317)
Other income	8	65
Loss on early extinguishment of debt	(837)	—
Interest income	1,011	93
Interest expense	(564)	(1,245)

Loss from continuing operations, before income tax expense	$(573)	$(296)

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

7. Segments—Continued

Travel, auto, equipment leases and delivery charges which are included in other operating costs and expenses are not segregated between the portions related directly to patient care expenses and the portions related to overhead. The following table summarizes these expenses (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Travel	$81	$128	$209	$195
Auto gas, mileage and repairs	559	538	1,146	1,069
Auto leases	205	209	421	432
Delivery charges	271	340	573	693

	$1,116	$1,215	$2,349	$2,389

8. Commitments and Contingencies

We are subject to claims and lawsuits arising in the ordinary course of business. Based upon information available to date, management believes it has provided adequate reserves if needed for any unfavorable settlements; however, there can be no assurance that the ultimate resolution of such current pending legal proceedings will not have a material adverse effect on our financial condition or liquidity position.

We have recently received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have preliminarily reviewed the basis for the claim and believe it is substantially without merit. We are continuing to review the facts and circumstances of this particular claim, including the related documentation. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results.

On January 17, 2006, we were notified by Cigna Healthcare that effective May 1, 2006 it has entered into an exclusive contractual arrangement with Apria Healthcare Group for the provision of a wide range of services to respiratory therapy and durable medical equipment patients. As a result of this agreement, we will no longer provide services to a number of patients currently on service, particularly in the North Carolina and Colorado markets. Based on an analysis of billed net revenue for the trailing twelve months ended December 31, 2005, we estimate the impact to our RTES segment would have been a reduction of net revenue of approximately $2.3 million. As a result, we are in the process of transitioning all active patients and finalizing plans for cost structure reductions.

9. Subsequent Events

On May 9, 2006 we entered into a definitive agreement to purchase select assets of Melmedica Children’s Healthcare, Inc. for $1.6 million in cash. Under the terms of the Asset Purchase Agreement, Melmedica will retain all of the business accounts receivable arising from sales generated prior to the closing of the transaction. Melmedica is a multi-site pediatric private duty nursing business operating in the Illinois and Indiana markets. Melmedica’s consolidated net revenue for the year ended December 31, 2005 was approximately $10.8 million. The Company intends to integrate some of Melmedica’s Illinois operations into its existing nursing operations in the Chicago area.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of our company. When used in this Form 10-Q, the words “may,” “targets,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. We caution that various factors, including the factors described below and elsewhere in this report, as well as those discussed in our other filings with the Securities and Exchange Commission, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf. The following are among the important factors that could cause actual results to differ materially from the results discussed herein:

•	the financial implications of the sale of our Pharmacy business;

•	our anticipated uses of the proceeds from the sale of our Pharmacy business;

•	changes in reimbursement rates or policies;

•	payor relationships;

•	changes in healthcare regulations, including changes resulting from the pending Deficit Reduction Act of 2005 (“DRA”), the Medicare Prescription Drug Act of 2003 (“MMA”) and the Health Insurance Portability and Accountability Act (“HIPAA”);

•	the ability to collect for equipment sold or rented;

•	the ability to assimilate and manage previously acquired field operations;

•	the ability to collect accounts receivable for products and services we provide, including receivables related to acquired businesses and receivables under appeal;

•	the ability to comply with and respond to billing requirements issues, including those related to our billing and collection system;

•	reduced state funding levels and nursing hours authorized by Medicaid programs;

•	adverse litigation results;

•	competitive factors;

•	ability to hire and retain qualified healthcare professionals;

•	the availability and cost of medical malpractice, workers’ compensation and employee medical benefit insurance;

•	changes in industry practices; and

•	general economic condition and industry trends.

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

EXECUTIVE SUMMARY

Recent Developments

Home Healthcare Industry Events & Updates

The DRA, which was signed into law on February 8, 2006, will have a significant impact on the services we provide in a number of ways, including:

A. With respect to Medicaid services:

•	Expanding access to home and community-based services by establishing them as an optional Medicaid benefit that would not require a waiver for individuals whose income does not exceed 150% of the federal poverty level (“FPL”).

•	Creating a new optional Medicaid eligibility group for children with disabilities under the age of 19 who meet the severity of disability required under the Supplemental Security Income (“SSI”) program without regard to any income or asset requirements that apply under SSI where family income does not exceed 300% of the FPL.

•	Establishing Family to Family Health Information Centers to provide information and assistance to help families of children with special health care needs navigate the system of care and make decisions about the needs and available support mechanisms for their children. The DRA increases funding for this initiative under Title V of the Social Security Act.

•	Authorizing the Department of Health and Human Services’ Secretary (HHS Secretary) to conduct a demonstration project in states to increase the use of home and community-based services instead of institutions. States awarded a demonstration project will receive 90% of the costs of home and community-based long-term care services (under a HCBS waiver and/or the State Plan) for 12 months following a demonstration participant’s transition from an institution into the community.

B. With respect to Medicare services:

•	Rental payments for capped DME rental items first rented after January 1, 2006, may not extend beyond 13 months of continuous use (or, for rental of oxygen equipment, 36 months) with title transferred to the beneficiary thereafter. Rental payments are set at 10% of the purchase price for each of the first three months and 7.5% of the purchase price for the other ten months. After transfer of title, Medicare will pay only for reasonable and necessary maintenance and servicing.

•	Implementing spending caps beginning in 2006 of $1,740 per Medicare beneficiary for outpatient therapy, with an exemption from caps for beneficiaries who prove medical necessity.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) established new payment limits and procedures for drugs reimbursed under Medicare Part B, including drugs used for inhalation therapy. MMA provided that Medicare beneficiaries will be reimbursed at a rate of 106 percent of the volume-weighted average selling price (the “ASP”), rather than 95 percent of average wholesale price. In addition, for calendar year 2006, the Centers for Medicare & Medicaid Services (“CMS”) significantly reduced its dispensing fee for such drugs from 2005 levels. These and other changes may have a material adverse effect on our operations and financial results. There can be no assurance that we will not face increased margin pressures from the 2006 reimbursement changes or changes beyond 2006.

The MMA also mandated a phased-in competitive bidding process for Medicare procurement of certain DME, commencing in the ten largest Metropolitan Statistical Areas (“MSAs”) in 2007, followed by the next eighty largest MSAs in 2009. Moreover, the HHS Secretary has the authority to apply competitive bidding nationally for the highest cost, highest volume items and services and those items and services that the HHS Secretary determines to have the “largest savings potential.” MMA also imposed a five (5) year freeze in the Consumer Price Index update for reimbursement rates for DME where competitive bidding prices are not applicable.

In addition, the Medicare Payment Advisory Commission (“MedPAC”), an independent federal body established to advise Congress on issues affecting the Medicare Program, has recommended implementation of pay-for-performance initiatives for home care providers. If implemented, reimbursement to Medicare providers will be differentiated based on quality measures. While we provide high quality services to our patients, there can be no assurances that a pay-for-performance reimbursement system will not adversely affect our Medicare reimbursement. Moreover, although Medicare’s Conditions of Participation for home health are being revised, CMS has announced that their publication will be delayed until at least Spring or Summer of 2006. There can be no assurance that these and other changes will not adversely impact our operations and profits.

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

Company Events & Updates

On May 9, 2006 we entered into a definitive agreement to purchase select assets of Melmedica Children’s Healthcare, Inc. for $1.6 million in cash. Under the terms of the Asset Purchase Agreement, Melmedica will retain all of the business accounts receivable arising from sales generated prior to the closing of the transaction. Melmedica is a multi-site pediatric private duty nursing business operating in the Illinois and Indiana markets. Melmedica’s consolidated net revenue for the year ended December 31, 2005 was approximately $10.8 million. The Company intends to integrate some of Melmedica’s Illinois operations into its existing nursing operations in the Chicago area.

On November 11, 2005, in connection with the sale of the Pharmacy Business, we terminated our credit agreement with General Electric Capital Corporation. The credit agreement, consisting of $10.0 million revolving credit facility and $10.0 million acquisition credit facility had remained unused. We recorded the write-off of approximately $0.3 million in related deferred financing and termination fees in the six months ended March 31, 2006.

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million. We have recorded the gain of approximately $24.6 million, net of approximately $15.9 million for income taxes. As part of the transaction, the parties executed a transition services agreement that provides for the collection of outstanding accounts receivable for a period of 180 days and order fulfillment, billing services and related accounting services for a period of 120 days after closing.

On December 30, 2005, in connection with the sale of the Pharmacy Business, we redeemed in full our 10% Senior Subordinated Notes due 2008 in the amount of $20.4 million. We recorded the write-off of approximately $0.5 million in related deferred financing fees and call premium in the six months ended March 31, 2006.

On January 17, 2006, the Company was notified by Cigna Healthcare that effective May 1, 2006 it has entered into an exclusive contractual arrangement with Apria Healthcare Group for the provision of a wide range of services to respiratory therapy and durable medical equipment patients. As a result of this agreement, we will no longer provide services to a number of patients, particularly in the North Carolina and Colorado markets. Based on an analysis of billed net revenue for the trailing twelve months ended December 31, 2005, we estimate the impact to our RTES segment would have been a reduction of net revenue of approximately $2.3 million. As a result, we are in the process of transitioning all active patients and finalizing plans for cost structure reductions.

Prior to October 1, 2005, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,”. No stock-based compensation cost was recognized in the Statement of Operations for the three and six months ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective-transition method. Under the transition method, compensation cost recognized in the three and six months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated (See Note 2).

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

Operations

We have three reportable segments: (i) Nursing, (ii) PPEC and (iii) RTES (see Notes to Condensed Consolidated Financial Statements—Note 7).

In the Nursing segment, we continue to see pressures on both reimbursement levels and wage rates in key markets. During the three months ended March 31, 2006, we were able to expand our nursing hours staffed by approximately 3.5% over the previous quarter. We believe our nurse recruiting strategy with its focus upon weekly staffed hours targets for each branch office as well as our incentive programs to reward achievement of these targets best positions us to achieve our growth objectives. We have also instituted a variety of new programs to incentivize our nurses to increase the number of hours that they work for us. These programs include both financial and recognition rewards. To stimulate same store revenue growth, we have established financial incentives for our local market sales and marketing resources to maximize the potential of existing managed care contracts by “pulling” patient referrals through these relationships. However, the trend in reduced authorized levels of care for select patients continues to be an obstacle to this segment’s future contribution margin expansion.

In the PPEC segment, we continue to be pleased with the financial results of our Georgia centers. Our census has continued to grow, community acceptance of our business model has expanded and feedback from state officials is positive. In North Carolina our pilot project continues to demonstrate the desired outcomes and we are in discussions with the appropriate agency managers to secure a permanent source of funding. In Florida, the most recent budget proposal for state fiscal year 2007 included a rate increase for PPEC services of approximately 10% to the daily reimbursement. We expect this to improve our operating margins and enable us to more effectively compete for clinical staff. Unfortunately, conditions in the Orlando market, in particular long standing barriers in the eligibility and authorized levels of service, have resulted in ongoing losses at this center. As a result, the Company has decided to close the center in the third quarter of fiscal 2006.

In the RTES segment, operating results were negatively impacted by significant changes in the Colorado market which included management turnover, referral pattern changes and increased purchases of disposables and supplies. In addition, the unit dose respiratory medication business had another reduction in reimbursement for select medications effective January 1, 2006. During April 2006, we executed a contract to change our method of procuring oxygen contents and cylinders. We are moving away from renting cylinders to an upfront purchase and subsequent depreciation. While the transition will occur over the next few quarters and we may incur a cost to satisfy our rental return obligation, we expect the future cost savings from the new pricing will more than offset these costs. We continue to invest in and expand our sales and marketing program. We are focusing our sales and marketing efforts upon the higher acuity respiratory patients to leverage our clinical competencies and more actively manage the core product mix. As a result, we have begun to see increases in target referrals from managed care payors in select markets. In order to address the continued margin pressures on our RTES segment, we utilize a Product Review Committee to standardize product selections, aggregate product volumes, and source through a reduced number of vendors to maximize our purchasing power. In addition, we have improved managerial oversight of local purchasing decisions and our internal process for re-allocating surplus items between branch offices.

Source & Availability of Clinical Personnel

We believe that case hours staffed is the most appropriate measurement of nursing activity. During the 13 weeks ending April 1, 2006, our case hours staffed increased 27,000, or 3.5% to approximately 806,000 as compared to 779,000 in the 13 weeks ended December 31, 2005. We continue to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. We have made investments in ten new local market nurse recruiters to help reduce unstaffed hours.

CRITICAL ACCOUNTING POLICIES

This Form 10-Q reflects newly enacted or updated critical accounting policies. These critical accounting policies should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2005 which are included in our Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission.

Stock Option Expense

Prior to October 1, 2005, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,”. No stock based compensation cost was recognized in the Statement of Operations for the three and six months ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective-transition method. Under the transition method, compensation cost recognized in the three and six months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

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

Net Revenue

We derive substantially all of our net revenue from patients who have a third party (insurance company or government) who either has contractually agreed to pay the patient’s account or is obligated to pay based on the patient’s participation in its program (i.e. Medicare or Medicaid). Revenues are recorded based on estimated net realizable amounts to be received for products or services rendered during the period. The Company’s accounting system is programmed to calculate the expected reimbursement to be received on a patient-by-patient basis based on the type of payor and the contractual terms of the payor or pre-negotiated reimbursement rates. The Company’s accounting system is updated as changes occur to reimbursement rates. In certain situations, the services and products are recorded separately. In other situations, the services and products are billed and reimbursed on a per diem or contract basis whereby the insurance carrier pays us one combined amount for treatment. Because the reimbursement arrangements in these situations are based on a per diem or contract amounts, we do not maintain records that provide a breakdown between the service and product components. Substantially all of our revenue is fee for service.

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

We have recently received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have preliminarily reviewed the basis for the claim and believe it is substantially without merit. We are continuing to review the facts and circumstances of this particular claim, including the related documentation. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results. As of March 31, 2006, we had no material claims, disputes or unsettled matters with third party payors except as disclosed above, nor were there any material pending settlements with third party payors.

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

In other select cases, patient treatments may cease for a number of reasons including re-hospitalizations, changes in treatment needs or death, and a time lag may exist before this information is reflected in our billing and collection system. We have developed a methodology which measures the historical experience of all patient net revenue adjustments over a rolling four quarters and applies this methodology to reduce net revenues recognized in the current period. Included in this calculation is the reversal of revenue for patients without authorizations.

Allowance for Doubtful Accounts

In determining the adequacy of the allowance and related provision for doubtful accounts, we have developed a process that combines detailed analysis of historical collections and write-off activity with a detailed review of existing account balances meeting certain criteria and their likelihood of being collected at the amounts recorded. This detailed review involves both the assigned Corporate Reimbursement department personnel and the respective branch office location personnel assessing each patient claim that falls within prescribed age and amount criteria. Co-payments are captured under the private pay category and a higher reserve percentage is applied to these balances based on historical collection patterns. These assessments are aggregated and compared to the results of the detailed analysis of historical collections to provide additional support to management in making the estimate of the allowance for doubtful accounts. Inherent in this estimate is the risk that it will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

The following table provides a comparison of approximate percentages of our aging of net accounts receivable by payor for the periods ended March 31, 2006 and September 30, 2005:

	March 31, 2006
	0-120 days	121-180 days	181-240 days	241-365 days	>365 days	Total
Commercial and contract insurance	34.3%	3.0%	1.8%	1.4%	(0.3)%	40.2%
Medicaid	25.3	2.4	1.3	1.3	1.0	31.3
Medicare	4.2	0.4	0.3	0.4	0.1	5.4
Private pay	3.2	0.7	0.6	1.0	0.3	5.8
Unbilled	16.7	0.3	0.2	0.1	0.0	17.3

Total net accounts receivable	83.7%	6.8%	4.2%	4.2%	1.1%	100.0%

	September 30, 2005
	0-120 days	121-180 days	181-240 days	241-365 days	>365 days	Total
Commercial and contract insurance	30.9%	3.3%	1.9%	1.9%	0.6%	38.6%
Medicaid	24.2	2.4	1.4	1.5	1.0	30.5
Medicare	4.5	0.7	0.3	0.3	0.0	5.8
Private pay	2.3	0.9	0.9	1.4	0.6	6.1
Unbilled	18.0	0.6	0.2	0.1	0.1	19.0

Total net accounts receivable	79.9%	7.9%	4.7%	5.2%	2.3%	100.0%

RESULTS OF OPERATIONS

The following table is derived from our unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

	Percentage of Net Revenue				Period-to-Period Percentage Increase (Decrease)
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,	Six Months Ended March 31,
	2006	2005	2006	2005	2006	2006
Net Revenue	100.0%	100.0%	100.0%	100.0%	1%	(1)%
Costs of goods and services (exclusive of depreciation shown separately below)	51.3	50.6	51.1	50.4	2	1
Other operating costs and expenses
Salaries, wages and benefits	20.8	21.2	21.0	21.0	(1)	(1)
Business insurance	4.5	4.2	4.2	3.7	10	15
Overhead	8.7	8.3	8.7	8.2	6	6

Other operating costs and expenses	34.0	33.7	33.9	32.9	2	3
Corporate, general and administrative
Salaries, wages and benefits	7.7	7.8	8.3	7.7	(1)	6
Business insurance	0.1	0.1	0.1	0.1	(2)	37
Professional services	2.4	2.3	2.3	2.1	5	7
Overhead	1.6	1.9	1.6	1.7	(16)	(5)

Corporate, general and administrative	11.8	12.1	12.3	11.6	(2)	5
Provision for doubtful accounts	—	2.4	0.5	1.9	(98)	(72)
Depreciation and amortization	2.3	2.3	2.3	2.3	1	2

Operating income (loss)	0.6	(1.1)	(0.1)	0.9	160	(124)
Other income	—	0.2	—	0.1	(92)	(88)
Loss on early extinguishment of debt	—	—	(1.0)	—	0	100
Interest income	1.4	0.1	1.2	0.1	1,127	987
Interest expense	—	(1.5)	(0.7)	(1.4)	(99)	(55)

Income (loss) from continuing operations, before income tax expense (benefit)	2.0	(2.3)	(0.6)	(0.3)	191	94
Income tax expense (benefit)	0.8	(0.5)	0.0	0.1	(245)	(74)

Income (loss) from continuing operations	1.2%	(1.8)%	(0.6)%	(0.4)%	175%	51%

We provide a broad range of health care services and products principally for children and, to a lesser extent, young adults and geriatric patients. The following table summarizes both services and products based upon estimated percentages of net billings of each major category for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	% Total	% Total	% Total	% Total
Pediatric Home Health Care
Nursing	53.5%	53.0%	53.6%	53.7%
PPEC	6.4	6.2	6.2	5.9
Respiratory Therapy Equipment and Services	18.3	19.4	18.5	19.0

Total Pediatric Home Health Care	78.2	78.6	78.3	78.6

Adult Home Health Care
Nursing	7.2	6.9	6.8	6.8
Respiratory Therapy Equipment and Services	14.6	14.5	14.9	14.6

Total Adult Home Health Care	21.8	21.4	21.7	21.4

Total	100.0%	100.0%	100.0%	100.0%

Billing and Collection

We derive substantially all of our net revenue from patients who have a third party payor (insurance company or government) who either has contractually agreed to pay the patient’s account or is obligated to pay based on the patient’s participation in its program (i.e. Medicare or Medicaid). Net revenues from Medicaid and Medicare are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants. Revenues are recorded based on estimated net realizable amounts to be received for products or services rendered during the period. Our accounting system is programmed to calculate the expected reimbursement to be received on a patient-by-patient basis based on the type of payor and the contractual terms of the payor or pre-negotiated reimbursement rates.

Our accounting system is updated as changes occur to reimbursement rates. The current reimbursement environment is complex, involving multiple payors with differing coverage and reimbursement policies. Our corporate reimbursement specialists work closely with the branch offices and the payors. Each specialist is responsible for ensuring the adequacy of the documentation, submitting the documentation and claims to third party payors and expediting payment.

In most cases the third party payor will not pay the entire bill and the patient becomes responsible for the portion not paid by the third party (i.e. co-payment or deductible). Once the insurance company or other third party has paid its portion of such patient’s bill, the patient becomes responsible for the remainder of the bill. After payment has been received from the respective third party, a patient receives monthly statements from the Company. We assess collectability monthly of all our patients’ accounts receivable based on historical experience and emerging trends.

Management of accounts receivable, through effective billing, collection and reimbursement procedures, is critical to the financial success of healthcare service providers due to lengthy reimbursement periods. Any significant delay in reimbursement could have a material adverse effect on our financial condition.

The following table summarizes our days sales outstanding as of the dates indicated:

	March 31, 2006	September 30, 2005
Days sales outstanding (calculated on year to date revenue)	55	56

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net revenue increased $0.4 million, or 1%, to $43.5 million in the three months ended March 31, 2006 from $43.1 million in the three months ended March 31, 2005. For the Nursing segment, net revenue increased $0.6 million, or 2%, to $26.4 million in the three months ended March 31, 2006 from $25.8 million in the three months ended March 31, 2005. For the PPEC segment, net revenue increased $0.1 million, or 5%, to $2.8 million in the three months ended March 31, 2006 from $2.7 million in the three months ended March 31, 2005. RTES segment net revenue decreased $0.3 million, or 2%, to $14.3 million in the three months ended March 31, 2006 from $14.6 million in the three months ended March 31, 2005. This decline reflects the impact of additional reimbursement reductions in the unit dose respiratory medication business as well as the initial impact of the Cigna Healthcare contract loss in the Colorado and North Carolina markets. In the three months ended March 31, 2006, we derived approximately 40% of our net revenue from commercial insurers and other private payors, 52% from Medicaid and 8% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $0.5 million, or 2%, to $22.3 million in the three months ended March 31, 2006 from $21.8 million in the three months ended March 31, 2005. Costs of goods and services of the Nursing segment increased $0.4 million, or 2%, to $17.4 million in the three months ended March 31, 2006 from $17.0 million in the three months ended March 31, 2005. Costs of goods and services as a percentage of the Nursing segment net revenue remained relatively flat at 66% in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. For the PPEC segment, cost of goods and services remained relatively constant at $0.1 million in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. For the RTES segment, cost of goods and services increased $0.2 million, or 4%, to $4.8 million in the three months ended March 31, 2006 from $4.6 million in the three months ended March 31, 2005. Costs of goods and services as a percentage of net revenue increased to 34% in the three months ended March 31, 2006 from 32% in the three months ended March 31, 2005.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $0.3 million, or 2%, to $14.8 million in the three months ended March 31, 2006 from $14.5 million in the three months ended March 31, 2005. In the Nursing segment, other operating costs and expenses remained relatively flat at $6.1 million in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. In the PPEC segment, other operating costs and expenses increased $0.1 million, or 7%, to $2.0 million in the three months ended March 31, 2006 from $1.9 million in the three months ended March 31, 2005. As a percentage of net revenue these costs increased to 73% in the three months ended March 31, 2006 from 72% in the three months ended March 31, 2005. In the RTES segment, other operating costs and expenses increased $0.1 million, or 2%, to $6.6 million in the three months ended March 31, 2006 from $6.5 million in the three months ended March 31, 2005. As a percentage of net revenue these costs increased to 46% in the three months ended March 31, 2006 as compared to 44% in the three months ended March 31, 2005.

Corporate, general and administrative costs decreased $0.1 million, or 2% to $5.1 million in the three months ended March 31, 2006 as compared to $5.2 million in the three months ended March 31, 2005. This was primarily related to decreased overhead costs as a result of the timing of our annual branch office directors’ conference expenses. In addition, salaries, wages and benefits decreased slightly despite the approximately $0.3 million for compensation costs for employee stock options recorded in the three months ended March 31, 2006 relating to the adoption of FAS 123(R). Our percentage of net revenue, corporate, general and administrative costs remained relatively flat at 12% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Provision for doubtful accounts decreased $1.0 million, or 98%, to $0.02 million in the three months ended March 31, 2006 from $1.0 million in the three months ended March 31, 2005. During the three months ended March 31, 2006, a new incentive program aimed at collecting older receivable balances was successfully implemented resulting in record cash receipts on accounts older than 120 days. These collections significantly improved the accounts receivable aging and reduced the allowance for doubtful accounts.

Depreciation and amortization remained relatively constant at $1.0 million in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Interest income increased $0.6 million, or 1,127%, to $0.6 million in the three months ended March 31, 2006, as compared to $0.1 million in the three months ended March 31, 2005 (See “Liquidity and Capital Resources” below for further discussion).

Interest expense decreased $0.6 million, or 99%, to $0.004 million in the three months ended March 31, 2006 as compared to $0.6 million in the three months ended March 31, 2005 (See “Liquidity and Capital Resources” below for further discussion).

Income tax expense from continuing operations increased $0.6 million, or 245%, to an expense of $0.3 million in the three months ended March 31, 2006 from a benefit of $0.2 million in the three months ended March 31, 2005.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Net revenue decreased $0.6 million, or 1%, to $85.7 million in the six months ended March 31, 2006 from $86.3 million in the six months ended March 31, 2005. For the Nursing segment, net revenue decreased $0.5 million, or 1%, to $51.8 million in the six months ended March 31, 2006 from $52.2 million in the six months ended March 31, 2005. Of this decline, the Louisiana markets were the primary cause as Hurricane Katrina related disruptions persisted which led to a significant decline in patient census. This decline was partially offset by increases in staffed hours, particularly in the North Carolina and Pennsylvania markets, reflecting ongoing progress in our recruiting and retention efforts. For the PPEC segment, net revenue increased $0.2 million, or 5%, to $5.4 million in the six months ended March 31, 2006 from $5.1 million in the six months ended March 31, 2005. RTES segment net revenue decreased $0.4 million, or 1%, to $28.6 million in the six months ended March 31, 2006 from $29.0 million in the six months ended March 31, 2005. In the six months ended March 31, 2006, we derived approximately 39% of our net revenue from commercial insurers and other private payors, 53% from Medicaid and 8% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $0.3 million, or 1%, to $43.8 million in the six months ended March 31, 2006 from $43.5 million in the six months ended March 31, 2005. Costs of goods and services of the Nursing segment remained relatively constant at $34.1 million in the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. For the PPEC segment, cost of goods and services remained relatively constant at $0.3 million in the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. For the RTES segment, cost of goods and services increased $0.2 million, or 3%, to $9.4 million in the six months ended March 31, 2006 from $9.2 million in the six months ended March 31, 2005. Costs of goods and services as a percentage of net revenue increased to 33% in the six months ended March 31, 2006 from 32% in the six months ended March 31, 2005.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $0.8 million, or 3%, to $29.1 million in the six months ended March 31, 2006 from $28.3 million in the six months ended March 31, 2005. In the Nursing segment, other operating costs and expenses increased $0.3 million, or 2%, to $12.0 million in the six months ended March 31, 2006 compared to $11.7 million in the six months ended March 31, 2005. As a percentage of net revenue, the Nursing segment costs were 23% in the six months ended March 31, 2006 as compared to 22% in the six months ended March 31, 2005. In the PPEC segment, other operating costs and expenses increased $0.2 million, or 5%, to $4.0 million in the six months ended March 31, 2006 from $3.8 million in the six months ended March 31, 2005. As a percentage of net revenue these costs decreased to 74% in the six months ended March 31, 2006 from 75% in the six months ended March 31, 2005. In the RTES segment, other operating costs and expenses increased $0.3 million, or 2%, to $13.1 million in the six months ended March 31, 2006 from $12.8 million in the six months ended March 31, 2005. As a percentage of net revenue these costs increased to 46% in the six months ended March 31, 2006 as compared to 44% in the six months ended March 31, 2005.

Corporate, general and administrative costs increased $0.5 million, or 5% to $10.5 million in the six months ended March 31, 2006 as compared to $10.0 million in the six months ended March 31, 2005. This was primarily related to increased compensation costs for employee stock options of approximately $0.7 million in the six months ended March 31, 2006 relating to the adoption of FAS 123(R). This increase was partially offset by a decrease in salary expense of approximately $0.2 million in reduced corporate office headcount levels in the six months ended March 31, 2006. Our percentage of net revenue, corporate, general and administrative costs remained relatively flat at 12% in the six months ended March 31, 2006 compared to the six months ended March 31, 2005.

Provision for doubtful accounts decreased $1.2 million, or 72%, to $0.5 million in the six months ended March 31, 2006 from $1.6 million in the six months ended March 31, 2005. During the three months ended March 31, 2006, a new incentive program aimed at collecting older receivable balances was successfully implemented resulting in record cash receipts on accounts older than 120 days. These collections significantly improved the accounts receivable aging and reduced the allowance for doubtful accounts.

Depreciation and amortization remained relatively constant at $2.0 million in the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.

Interest income increased $0.9 million, or 987%, to $1.0 million in the six months ended March 31, 2006, as compared to $0.1 million in the six months ended March 31, 2005 (See “Liquidity and Capital Resources” below for further discussion).

Interest expense decreased $0.7 million, or 55%, to $0.6 million in the six months ended March 31, 2006 as compared to $1.2 million in the six months ended March 31, 2005 (See “Liquidity and Capital Resources” below for further discussion).

Income tax expense from continuing operations decreased $0.1 million, or 74%, to an expense of $0.03 million in the six months ended March 31, 2006 as compared to an expense of $0.1 million in the six months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Operations

On November 11, 2005, we terminated our credit agreement with General Electric Capital Corporation. The credit agreement, consisting of $10.0 million revolving credit facility and $10.0 million acquisition credit had remained unused. We recorded the write-off of approximately $0.3 million in related deferred financing and termination fees in the six months ended March 31, 2006.

On December 30, 2005, we redeemed in full the remainder of our 10% Senior Subordinated Notes due 2008 of $20.4 million. We recorded the write-off of approximately $0.5 million in related deferred financing fees and call premium in the six months ended March 31, 2006.

During the three months ended March 31, 2006, a new incentive program aimed at collecting older receivable balances was successfully implemented resulting in record cash receipts on accounts older than 120 days. These collections significantly improved the accounts receivable aging and reduced the allowance for doubtful accounts. While we anticipate that we will continue to achieve our cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

For the three months ended March 31, 2006, we purchased medical equipment to service existing patients and made routine purchases of computer equipment to maintain and upgrade our technology infrastructure. We anticipate future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. We anticipate funding these capital expenditures with cash flow from operations.

For the six months ended March 31, 2006, we had a current income tax expense of $16.8 million and a deferred income tax benefit of $0.3 million resulting in a total income tax expense of $16.5 million.

Asset Sales

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million (See Note 2).

Risk Management

Our previous workers’ compensation insurance carrier, rated A by AM Best Company, required a twelve month estimated loss reserve to be funded entirely with cash each fiscal year, which is reduced by the monthly loss fund payments. The policy for fiscal 2006 is underwritten by Charter Oak Fire Insurance; a subsidiary of St. Paul Travelers rated A+ by AM Best Company and will be funded in a similar manner with the cash requirement estimated to be $2.2 million. The net balance at March 31, 2006 and September 30, 2005 was $4.3 million and $3.4 million, respectively. The insurance carriers have the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date have not indicated the need to do so.

We have secured surety bonds of $1.4 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of March 31, 2006, the surety bonds were collateralized by $1.2 million cash posted to a third party escrow account. In January 2006, the insurance carriers reduced the loss fund by $0.3 million and refunded this amount to us. The surety bonds which collaterize this balance were also reduced by $0.3 million. During the three months ended March 31, 2006, we were notified that this carrier received a down grade in their AM Best financial strength rating to a B-. While we believe that our collateral remains secure, the potential for the carrier to not pay claims in the ordinary course has increased. We are monitoring the situation in conjunction with our risk brokers. At this time we believe the insurance carrier should be able to meet its obligations.

On January 1, 2006, we renewed our self-insured employee medical benefit plans. Our claim experience during the six months ended March 31, 2006 improved measurably as compared to the prior fiscal year. In January 2006, we made minor design changes to our benefit plans and analyzed the impact of the removal of the employees who transitioned to Accredo Health Group, Inc. as part of the sale of the Pharmacy business.

As a result of operating in the healthcare industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of March 31, 2006, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of our insurance policy will be adequate.

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

We are subject to claims and lawsuits arising in the ordinary course of business. Based upon information available to date, management believes it has provided adequate reserves if needed for any unfavorable settlements; however, there can be no assurance that the ultimate resolution of such current pending legal proceedings would not have a material adverse effect on our financial results.

Capital Resources

We intend to invest the retained proceeds from the sale of the Pharmacy business in accordance with the terms of our Investment Policy which has been approved by the Board of Directors. This policy provides for the establishment of short-term, highly liquid investments within prescribed parameters.

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

We have entered into employment agreements with certain employees which provide, among other things, salary, benefits and perquisites, as well as additional compensation, for certain changes in control or a failure to comply with any material terms of the agreements. We have a Non-Qualified Deferred Compensation Plan for certain of our employees. The deferred compensation liability as of March 31, 2006 and September 30, 2005 was approximately $1.5 million and $1.6 million, respectively. On April 6, 2006, we adopted a Long-Term Incentive Compensation Plan (“LTIP”) for the Senior Management team. Under the LTIP, cash awards may be granted based upon the achievement of certain Performance Goals which are established at the outset of each three year Performance Period. The LTIP will become the primary component of our long term compensation strategies and the future use of existing equity compensation programs is expected to decline.

The following table represents a schedule of our contractual obligations and commitments as of March 31, 2006:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$12,080,547	$3,489,267	$4,328,163	$2,682,544	$1,580,573

	$12,080,547	$3,489,267	$4,328,163	$2,682,544	$1,580,573

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face a number of market risk exposures. Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held in a limited number of financial institutions and with institutional investors. We perform periodic evaluations of the relative financial position and credit standing of these financial intermediaries. As part of our corporate cash management program we are investing the retained proceeds from the sale of the Pharmacy business in accordance with established investment policies. We have invested in a portfolio of highly liquid investment grade securities which are managed for us by institutional investors. The concentration of credit risk with respect to accounts receivable, which are primarily healthcare industry related, represent a risk to us given the current healthcare environment. The risk is somewhat limited due to the large number of payors including Medicaid and Medicare, insurance companies and individuals, and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Shareholders was held on February 7, 2006. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of the sole matter voted upon at the Annual Meeting and the results of the voting on such matter:

Election of two Class III directors, Daniel J. Kohl and Phyllis Yale, as directors for a term of three years expiring at the 2009 Annual Meeting of Shareholders:

Votes
Nominees	For	Withheld
Daniel J. Kohl	7,086,106 (97.46%)	3,638 (0.05%)
Phyllis Yale	7,085,950 (97.46%)	3,794 (0.05%)

The terms of Messrs. Robert Pinkas, Edward Wissing, Michael Axelrod, David Crane and Michael Finn continued after the Annual Meeting.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.9 (jj)	Pediatric Services of America, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 (jj) to the Company’s Current Report on Form 8-K dated April 6, 2006 filed on April 11, 2006).

10.9(kk)	Amended and Restated Non- Qualified Deferred Compensation Plan, adopted May 3, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

Date: May 10, 2006	By:	/S/ JAMES M. MCNEILL
James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)