Form 10-Q
period 2006-06-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2006-08-09
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 2, 2006, the Registrant had 7,516,538 shares of Common Stock, $0.01 par value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2006	September 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,116	$19,037
Accounts receivable, less allowances for doubtful accounts of $2,183 and $3,000, respectively	26,115	26,232
Prepaid expenses	1,872	1,255
Income taxes receivable	—	549
Deferred income taxes	6,878	6,895
Workers’ compensation loss fund	4,587	3,424
Insurance recoveries	1,637	1,376
Transition services	8	—
Other current assets	283	156
Assets held for sale	—	26,690

Total current assets	94,496	85,614

Property and equipment:
Home care equipment held for rental	32,698	32,621
Furniture, fixtures and vehicles	12,165	13,107
Leasehold improvements	2,928	3,005

	47,791	48,733
Accumulated depreciation and amortization	(37,412)	(38,489)

	10,379	10,244

Other assets:
Goodwill, less accumulated amortization of approximately $6,371	27,302	25,893
Certificates of need, less accumulated amortization of approximately $667 and $650, respectively	5	22
Deferred financing fees, less accumulated amortization of approximately $836 at September 30, 2005	—	535
Noncompete agreements, less accumulated amortization of approximately $1,180 and $1,258, respectively	135	22
Deferred income taxes	1,562	906
Workers’ compensation bond collateral	1,247	1,525
Insurance cash surrender value and recoveries	5,404	4,122
Other	330	270

	35,985	33,295

Total assets	$140,860	$129,153

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands)

	June 30, 2006	September 30, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,013	$6,032
Accrued compensation	5,526	5,738
Income taxes payable	3,431	—
Accrued insurance	6,489	5,366
Refunds payable	2,936	3,462
Accrued interest	42	985
Transition services	159	—
Professional service liabilities	989	743
Additional rent payable	1,301	812
Other accrued liabilities	288	371
Deferred revenue	891	795
Held for sale liabilities	—	236

Total current liabilities	25,065	24,540

Long-term accrued insurance	12,244	9,584
Long-term income taxes payable	88	88
Deferred compensation	1,199	1,022
Long-term obligations, net of current maturities	—	20,350

Total liabilities	38,596	55,584
Redeemable preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—

Stockholders’ equity:
Common stock, $.01 par value, 80,000 shares authorized 7,515 and 7,262 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	75	73
Additional paid-in capital	55,359	52,070
Retained earnings	46,830	21,426

Total stockholders’ equity	102,264	73,569

Total liabilities and stockholders’ equity	$140,860	$129,153

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$44,645	$43,481	$130,380	$129,777
Costs and expenses:
Costs of goods and services (exclusive of depreciation shown separately below)	23,233	21,938	67,064	65,450
Other operating costs and expenses
Salaries, wages and benefits	9,340	8,815	27,367	26,834
Business insurance	1,718	1,774	5,330	4,925
Overhead	3,685	3,867	11,135	10,904

Other operating costs and expenses	14,743	14,456	43,832	42,663
Corporate, general and administrative
Salaries, wages and benefits	3,516	3,533	10,595	10,212
Business insurance	68	62	191	152
Professional services	784	1,227	2,722	3,030
Overhead	746	745	2,140	2,214

Corporate, general and administrative	5,114	5,567	15,648	15,608
Provision for doubtful accounts	274	712	738	2,351
Depreciation and amortization	1,069	1,008	3,077	2,986

Total costs and expenses	44,433	43,681	130,359	129,058

Operating income (loss)	212	(200)	21	719
Other income	46	—	54	65
Loss on early extinguishment of debt	—	—	(837)	—
Interest income	656	56	1,667	149
Interest expense	—	(628)	(564)	(1,873)

Income (loss) from continuing operations, before income tax expense (benefit)	914	(772)	341	(940)
Income tax expense (benefit)	358	(556)	384	(405)

Income (loss) from continuing operations	556	(216)	(43)	(535)
Discontinued operations:

Income from discontinued operations, net of tax	2	1,690	779	4,641
Gain on disposal of discontinued operations, net of tax	66	—	24,668	—

Net income	$624	$1,474	$25,404	$4,106

Basic net income per share data:
Income (loss) from continuing operations	$0.07	$(0.03)	$(0.01)	$(0.07)
Income from discontinued operations, net of tax	0.00	0.23	0.11	0.64
Gain on disposal of discontinued operations, net of tax	0.01	—	3.34	—

Net income	$0.08	$0.20	$3.44	$0.57

Diluted net income per share data:
Income (loss) from continuing operations	$0.07	$(0.03)	$(0.01)	$(0.07)
Income from discontinued operations, net of tax	0.00	0.23	0.11	0.64
Gain on disposal of discontinued operations, net of tax	0.01	—	3.34	—

Net income	$0.08	$0.20	$3.44	$0.57

Weighted average shares outstanding:
Basic	7,492	7,252	7,378	7,185

Diluted	7,492	7,252	7,378	7,185

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$25,404	$4,106
Less income from discontinued operations, net of income tax expense	(779)	(4,641)
Less gain on disposal from discontinued operations, net of income tax expense	(24,668)	—

Loss from continuing operations, net of income tax expense (benefit)	(43)	(535)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	3,077	2,986
Provision for doubtful accounts	738	2,351
Amortization of deferred financing fees	37	181
Loss on early extinguishment of debt	837	—
Incentive stock option expense	292	—
Nonqualified stock option expense	700	—
Deferred income taxes	(639)	413
Changes in operating assets and liabilities
Accounts receivable	(621)	(1,319)
Prepaid expenses	(617)	(910)
Other assets	(227)	309
Workers’ compensation loss fund	(1,163)	(364)
Workers’ compensation bond collateral	278	797
Accounts payable	(3,028)	569
Income taxes	(389)	(281)
Accrued compensation, insurance, liabilities, refunds and interest	1,452	178

Net cash provided by operating activities of continuing operations	684	4,375
Net cash (used in) provided by operating activities of discontinued operations	(15,819)	3,814

Net cash (used in) provided by operating activities	(15,135)	8,189

Investing activities:
Purchases of property and equipment	(3,042)	(3,399)
Acquisition of a business	(1,598)	—
Purchases of available for sale securities	(20,100)	—
Sales of available for sale securities	20,100	—
Proceeds from the sale of discontinued operations	72,250	—

Net cash provided by (used in) investing activities of continuing operations	67,610	(3,399)
Net cash used in investing activities of discontinued operations	—	(168)

Net cash provided by (used in) investing activities	67,610	(3,567)

Financing activities:
Principal payments and extinguishment of long-term debt	(20,689)	(110)
Disqualifying disposition of stock options	307	54
Nonqualified stock options	351	450
Proceeds from exercise of stock options	1,641	1,017

Net cash (used in) provided by financing activities of continuing operations	(18,390)	1,411
Net cash used in financing activities of discontinued operations	(6)	(35)

Net cash (used in) provided by financing activities	(18,396)	1,376

Increase in cash and cash equivalents	34,079	5,998
Cash and cash equivalents at beginning of year	19,037	8,159

Cash and cash equivalents at end of period	$53,116	$14,157

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,546	$2,234

Cash paid for taxes	$12,783	$1,850

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2006. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2005 which are included in our Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in our 2005 Annual Report.

2. Summary of Significant Accounting Policies

Description of Business

We provide a broad range of pediatric healthcare services and equipment including nursing, respiratory therapy and rental and sale of durable medical equipment. In addition, we provide pediatric rehabilitation services, day treatment centers for medically fragile and chronically ill children and pediatric well care and immunization services. We also provide case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other healthcare providers. Our services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. As a complement to our pediatric respiratory services, we also provide respiratory and related services for adults. For financial reporting purposes, our branch offices are aggregated into three reportable segments based on their predominant line of net revenue in accordance with the Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (See Note 8).

Discontinued Operations

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million. We have recorded a gain of approximately $24.6 million, net of approximately $15.9 million for income taxes. As part of the transaction, the parties executed a transition services agreement that provides for the collection of outstanding accounts receivable for a period of 180 days and order fulfillment, billing services and related accounting services for a period of 120 days after closing. As of June 30, 2006, we had completed our responsibilities under the transition services agreement. At June 30, 2006, we had a receivable of approximately $0.01 million related to transitioning the services to Accredo Health Group and a payable of approximately $0.2 million related to cash collections payable to Accredo Health Group. This amount was collected and/or paid in July 2006 (See Note 3).

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

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue expected to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $5.3 million and $5.5 million for which services have been rendered but the amounts were unbilled as of June 30, 2006 and September 30, 2005, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.03 and $0.04 million for the three months ended June 30, 2006 and 2005, respectively and $0.1 million for the nine months ended June 30, 2006 and 2005. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below (in thousands):

For The Year Ending September 30,
2006	$138
2007	$115
2008	$114
2009	$114
2010	$114

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

Workers’ Compensation Loss Fund

Our previous workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is reduced by the monthly loss fund payments. The policy for fiscal 2006 is underwritten by Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company and will be funded in a similar manner with the annual cash requirement estimated to be $2.2 million. The net balance at June 30, 2006 and September 30, 2005 was $4.6 million and $3.4 million, respectively. The insurance carriers have the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date they have not indicated the need to do so.

Workers’ Compensation Bond Collateral

We have secured surety bonds of $1.4 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of June 30, 2006, the surety bonds were collateralized by $1.2 million cash posted to a third party escrow account. During the nine months ended June 30, 2006, we were notified that this carrier received a downgrade in its AM Best financial strength rating to a B-. While we believe that our collateral remains secure, the potential for the carrier to not pay claims in the ordinary course has increased. We are monitoring the situation in conjunction with our insurance brokers. During the three months ended June 30, 2006, the carrier executed a reinsurance contract which improves its capital adequacy and future liquidity. Based upon information available to date, we believe the insurance carrier should be able to meet its obligations.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

A reconciliation of the income tax expense related to the statutory federal income tax rate for the nine months ended June 30, 2006 is as follows:

Statutory federal income tax rate of 34% applied to pre-tax income	$115,316
State income taxes, net of federal tax benefit	16,178
Effect of change in state income tax effective rate on deferred items	326,661
Change in valuation allowance	(95,460)
Effect of permanent differences	21,146

Continuing operations	$383,841

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

Stock Option Plans

At June 30, 2006, we have two stock-based compensation plans, the Stock Option Plan and the Director’s Stock Option Plan (the “Directors’ Plan”). Our Stock Option Plan (the “Option Plan”) provides for the granting of stock options covering up to 2,300,000 shares of Common Stock, of which 840,425 options are outstanding to eligible participants as of June 30, 2006. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted to those persons who are officers or employees of our company or to certain outside consultants. The terms and conditions of options granted under the Option Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The vesting period of the options is typically four years. Upon the occurrence of certain events,

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

the vesting period of some options accelerate. The term of options granted under the Option Plan may not exceed 10 years. We have the right to repurchase the Common Stock issued upon the exercise of these options at the then fair market value of such shares, if either party terminates their employment relationship.

Under our Directors’ Plan, directors of our company who are not officers or employees may receive stock options annually to purchase shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Compensation Committee has the authority and sole discretion to make grants of options under the Directors’ Plan in addition to the annual grants described above. A total of 650,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors’ Plan of which 287,500 options are outstanding to eligible participants as of June 30, 2006.

Prior to October 1, 2005, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123). No stock-based compensation cost was recognized in the statement of operations for the three and nine months ended June 30, 2005, as all options granted under our stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)), using the modified-prospective-transition method. Under the transition method, compensation cost recognized in the three and nine months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

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

	Option Plan	Directors’ Plan
Expected volatility	53%	75%
Expected dividends	0%	0%
Expected term (in years)	4	8
Risk-free rate	4.43%	4.49%

Option Plan

A summary of option activity under the Option Plan as of June 30, 2006, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	990,075	$9.86
Granted	82,500	14.74
Exercised	(207,150)	6.42
Forfeited or expired	(25,000)	12.26

Outstanding at June 30, 2006	840,425	$11.12	6.98	$2,098,442

Vested and exercisable at June 30, 2006	346,700	$11.78	5.12	$1,008,841

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2006 was $6.70. The total intrinsic value of options exercised during the nine months ended June 30, 2006 was $1.5 million.

As of June 30, 2006 there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of one year and two months.

Directors’ Plan

A summary of option activity under the Director’s Plan as of June 30, 2006, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	318,500	$8.66
Granted	30,000	15.07
Exercised	(46,000)	6.79
Forfeited or expired	(15,000)	20.88

Outstanding at June 30, 2006	287,500	$8.99	5.45	$1,403,665

Vested and exercisable at June 30, 2006	263,500	$8.44	5.09	$1,403,665

The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2006 was $11.31.

As of June 30, 2006 there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Directors’ Plan. That cost is expected to be recognized over a weighted-average period of four months.

As a result of adopting Statement 123(R) on October 1, 2005, our compensation expenses recognized in the three and nine months ended June 30, 2006 were approximately $0.3 million and $1.0 million, respectively. Our income from continuing operations, income before income taxes and net income for the three months ended June 30, 2006 was $0.3 million, $0.3 million and $0.2 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended June 30, 2006 is $0.03 lower than if we had continued to account for share-based compensation under APB 25. Our income from continuing operations, income before income taxes and net income for the nine months ended June 30, 2006 was $1.0 million, $1.0 million and $0.7 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the nine months ended June 30, 2006 is $0.10 lower than if we had continued to account for share-based compensation under APB 25.

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

The following pro forma disclosures regarding net income and earnings per share are determined as if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock based compensation plans in the three and nine months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except for net income per share information):

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net Income
As reported	$1,474	$4,106
Fair value based method compensation expense, net of tax	(688)	(1,764)

Pro forma net income	$786	$2,342

Basic income per share
As reported	$0.20	$0.57

Pro forma	$0.11	$0.33

Diluted income per share
As reported	$0.20	$0.57

Pro forma	$0.11	$0.33

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

(In Thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Discontinued Operations

Net revenue	$—	$19,790	$11,318	$61,778
Income before income tax expense	—	2,756	1,281	7,514
Income tax (benefit) expense	(2)	1,066	502	2,873

Net income	$2	$1,690	$779	$4,641

Net income per share
Basic	$0.00	$0.23	$0.11	$0.64

Diluted	$0.00	$0.23	$0.11	$0.64

Gain on Disposal

Gain on disposal of discontinued operations	$—	$—	$40,562	$—
Income tax (benefit) expense	(66)	—	15,894	—

Net income	$66	$—	$24,668	$—

Net income per share
Basic	$0.01	$—	$3.34	$—

Diluted	$0.01	$—	$3.34	$—

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

4. Acquisition of a Business

On June 2, 2006 we acquired select assets of Melmedica Children’s Healthcare, Inc. for a purchase price of $1.6 million in cash. Under the terms of the Asset Purchase Agreement, Melmedica will retain all of the business accounts receivable arising from sales generated prior to the closing of the transaction. Melmedica is a multi-site pediatric private duty nursing business operating in the Illinois and Indiana markets. We intend to integrate some of Melmedica’s Illinois operations into our existing nursing operations in the Chicago area. We are in the process of finalizing our purchase price allocation. The purchase price has been preliminarily allocated to identifiable intangible assets consisting principally of noncompete agreements of $0.1 million and goodwill of $1.4 million. The remaining purchase price was allocated to fixed assets based on the fair value of those fixed assets. Effective with the adoption of SFAS No. 142, the purchase price allocation of $1.4 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

The purchase method of accounting was used to record this acquisition and the results of the operations of the acquired company are included in the accompanying consolidated statements of operations from the date of the acquisition.

5. Long-Term Borrowing Arrangements

On December 30, 2005, in connection with the sale of the Pharmacy Business, we redeemed in full our 10% Senior Subordinated Notes due 2008 in the amount of $20.4 million. We recorded the write-off of approximately $0.5 million in related deferred financing fees and call premium in the nine months ended June 30, 2006.

On November 11, 2005, in connection with the sale of the Pharmacy Business, we terminated our credit agreement with General Electric Capital Corporation. The credit agreement, consisting of a $10.0 million revolving credit facility and a $10.0 million acquisition credit facility had remained unused. We recorded the write-off of approximately $0.3 million in related deferred financing and termination fees in the nine months ended June 30, 2006.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

6. Stock Option Plans

During the three months ended June 30, 2006 and 2005, respectively, 45,100 and 3,375 options to acquire our Common Stock were exercised. During the nine months ended June 30, 2006 and 2005, respectively, 253,150 and 222,501 options to acquire our common stock were exercised.

7. Basic and Diluted Income per Share

Basic income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). For the three and nine months ended June 30, 2006 and 2005, the weighted average shares outstanding for continuing operations for basic and diluted computations are the same, as the impact of common equivalent shares on earnings per share is anti-dilutive.

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income (loss) from continuing and discontinued operations per share:

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Denominator for basic income per share-weighted average shares	7,492	7,252	7,378	7,185
Effect of dilutive securities:
Options	—	—	—	—

Denominator for diluted income per share—adjusted weighted average shares	7,492	7,252	7,378	7,185

Antidilutive securities:
Options	265	251	236	285

8. Segments

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

The following table summarizes goodwill for each of our Company’s operating segments (in thousands):

	Goodwill
	June 30, 2006	September 30, 2005
Nursing	$19,285	$17,876
PPEC	735	735
RTES	7,282	7,282

Total	$27,302	$25,893

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

8. Segments - Continued

The following tables summarize certain information for each of our company’s operating segments (in thousands):

	Nursing	PPEC	Respiratory Therapy, Equipment and Services	Consolidated Total
Three Months Ended June 30, 2006

Net revenue	$27,582	$2,746	$14,317	$44,645
Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	18,228	145	265	18,638
Pharmacy product and supplies	—	—	1,845	1,845
Disposables/Supplies	12	10	2,728	2,750

Total cost of goods and services	18,240	155	4,838	23,233
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	3,631	1,528	4,181	9,340
Business Insurance	1,112	105	501	1,718
Overhead	1,444	437	1,804	3,685

Total operating costs and expenses	6,187	2,070	6,486	14,743

Provision for doubtful accounts	59	(62)	277	274
Depreciation	45	46	811	902

Branch office contribution margin	$3,051	$537	$1,905	$5,493

Three Months Ended June 30, 2005

Net revenue	$25,850	$2,850	$14,781	$43,481
Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	16,751	155	242	17,148
Pharmacy product and supplies	1	—	1,697	1,698
Disposables/Supplies	10	7	3,075	3,092

Total cost of goods and services	16,762	162	5,014	21,938
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	3,426	1,478	3,911	8,815
Business Insurance	1,020	97	657	1,774
Overhead	1,361	407	2,099	3,867

Total operating costs and expenses	5,807	1,982	6,667	14,456
Provision for doubtful accounts	153	35	524	712
Depreciation	36	52	763	851

Branch office contribution margin	$3,092	$619	$1,813	$5,524

	Three Months Ended June 30,
	2006	2005
Total profit for reportable segments	$5,493	$5,524

Corporate, general and administrative	(5,114)	(5,567)
Corporate depreciation and amortization	(167)	(157)
Other income	46	—
Interest income	656	56
Interest expense	—	(628)

Income (loss) from continuing operations, before income tax expense (benefit)	$914	$(772)

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

8. Segments - Continued

	Nursing	PPEC	Respiratory Therapy, Equipment and Services	Consolidated Total
Nine Months Ended June 30, 2006

Net revenue	$79,361	$8,103	$42,916	$130,380
Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	52,340	407	813	53,560
Pharmacy product and supplies	—	—	5,330	5,330
Disposables/Supplies	37	33	8,104	8,174

Total cost of goods and services	52,377	440	14,247	67,064
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	10,419	4,451	12,497	27,367
Business Insurance	3,517	304	1,509	5,330
Overhead	4,278	1,302	5,555	11,135

Total operating costs and expenses	18,214	6,057	19,561	43,832
Provision for doubtful accounts	127	(65)	676	738
Depreciation	123	137	2,331	2,591

Branch office contribution margin	$8,520	$1,534	$6,101	$16,155

Nine Months Ended June 30, 2005

Net revenue	$78,084	$7,959	$43,734	$129,777
Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	50,800	409	809	52,018
Pharmacy product and supplies	1	—	4,402	4,403
Disposables/Supplies	31	27	8,971	9,029

Total cost of goods and services	50,832	436	14,182	65,450
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	10,354	4,356	12,124	26,834
Business Insurance	3,039	286	1,600	4,925
Overhead	4,031	1,193	5,680	10,904

Total operating costs and expenses	17,424	5,835	19,404	42,663
Provision for doubtful accounts	591	25	1,735	2,351
Depreciation	137	142	2,233	2,512

Branch office contribution margin	$9,100	$1,521	$6,180	$16,801

	Nine Months Ended June 30,
	2006	2005
Total profit for reportable segments	$16,155	$16,801

Corporate, general and administrative	(15,648)	(15,608)
Corporate depreciation and amortization	(486)	(474)
Other income	54	65
Loss on early extinguishment of debt	(837)	—
Interest income	1,667	149
Interest expense	(564)	(1,873)

Income (loss) from continuing operations, before income tax expense (benefit)	$341	$(940)

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

8. Segments - Continued

Travel, auto, equipment leases and delivery charges which are included in other operating costs and expenses are not segregated between the portions related directly to patient care expenses and the portions related to overhead. The following table summarizes these expenses (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Travel	$91	$56	$283	$216
Auto gas, mileage and repairs	535	498	1,635	1,424
Auto leases	215	202	631	609
Delivery charges	262	260	789	775

	$1,103	$1,016	$3,338	$3,024

9. Commitments and Contingencies

We are subject to claims and lawsuits arising in the ordinary course of business. Based upon information available to date, management believes it has provided adequate reserves, if needed, for any unfavorable settlements; however, there can be no assurance that the ultimate resolution of such current pending legal proceedings will not have a material adverse effect on our financial condition or liquidity position.

In December 2005, we received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have reviewed the basis for the claim and believe it is substantially without merit. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results.

On January 17, 2006, we were notified by Cigna Healthcare that effective May 1, 2006 it had entered into an exclusive contractual arrangement with Apria Healthcare Group for the provision of a wide range of services to respiratory therapy and durable medical equipment patients. As a result of this agreement, we no longer provide services to a number of patients particularly in the North Carolina and Colorado markets. Based on an analysis of billed net revenue for the trailing twelve months ended December 31, 2005, we estimated the impact to our RTES segment would have been a reduction of net revenue of approximately $2.3 million. As of June 30, 2006, substantially all patients have been transitioned.

10. Subsequent Events

We were recently informed that a company-owned laptop computer was stolen from an employee’s vehicle in a public parking lot. The laptop computer contained certain personal information of approximately 51,000 current and former patients, including names and social security numbers and, in a limited number of cases, personal health information. The laptop computer was password protected and we have no indication that any of the information has been accessed or misused. However, we will begin to contact the affected individuals in order to provide them with steps to take to protect themselves from any possible misuse of their personal information.

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

EXECUTIVE SUMMARY

Recent Developments

Home Healthcare Industry Events & Updates

The DRA, which was signed into law on February 8, 2006, will have a significant impact on the services we provide in a number of ways, including:

A. With respect to Medicaid services:

•	Expanding access to home and community-based services by establishing them as an optional Medicaid benefit that would not require a waiver for individuals whose income does not exceed 150% of the federal poverty level (“FPL”).

•	Creating a new optional Medicaid eligibility group for children with disabilities under the age of 19 who meet the severity of disability required under the Supplemental Security Income (“SSI”) program without regard to any income or asset requirements that apply under SSI where family income does not exceed 300% of the FPL.

•	Establishing Family to Family Health Information Centers to provide information and assistance to help families of children with special health care needs navigate the system of care and make decisions about the needs and available support mechanisms for their children. The DRA increases funding for this initiative under Title V of the Social Security Act.

•	Authorizing the Department of Health and Human Services’ Secretary (HHS Secretary) to conduct a demonstration project in states to increase the use of home and community-based services instead of institutions. States awarded a demonstration project will receive 90% of the costs of home and community-based long-term care services (under a HCBS waiver and/or the State Plan) for 12 months following a demonstration participant’s transition from an institution into the community.

B. With respect to Medicare services:

•	Rental payments for capped durable medical equipment (“DME”) rental items first rented after January 1, 2006, may not extend beyond 13 months of continuous use (or, for rental of oxygen equipment, 36 months) with title transferred to the beneficiary thereafter. Rental payments are set at 10% of the purchase price for each of the first three months and 7.5% of the purchase price for the remaining ten months. After transfer of title, Medicare will pay only for reasonable and necessary maintenance and servicing.

•	Implementing annual spending caps beginning in 2006 of $1,740 per Medicare beneficiary for outpatient occupational therapy services and a combined cap of $1,740 per Medicare beneficiary for outpatient physical therapy and speech-language pathology services, with an exemption from caps for beneficiaries who prove medical necessity.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) established new payment limits and procedures for drugs reimbursed under Medicare Part B, including drugs used for inhalation therapy. The MMA provided that Medicare beneficiaries will be reimbursed at a rate of 106% of the volume-weighted average selling price (the “ASP”), rather than 95% of average wholesale price. In addition, for calendar year 2006, the Centers for Medicare & Medicaid Services (“CMS”) significantly reduced its dispensing fee for such drugs from 2005 levels. These and other changes may have a material adverse effect on our operations and financial results. There can be no assurance that we will not face increased margin pressures from the 2006 reimbursement changes or changes beyond 2006.

The MMA also mandated a phased-in competitive bidding process for Medicare procurement of certain DME, commencing in the ten largest Metropolitan Statistical Areas (“MSAs”) (excluding New York, Los Angeles and Chicago) in 2007, followed by the next eighty largest MSAs in 2009. Moreover, the HHS Secretary has the authority to apply competitive bidding nationally for the highest cost, highest volume items and services and those items and services that the HHS

Secretary determines to have the “largest savings potential.” Providers participating in competitive bidding for DME will be required to meet certain quality standards and to be accredited by a CMS-approved accreditation organization. The MMA also imposed a five (5) year freeze in the Consumer Price Index update for reimbursement rates for DME where competitive bidding prices are not applicable.

In addition, the Medicare Payment Advisory Commission (“MedPAC”), an independent federal body established to advise Congress on issues affecting the Medicare Program, has recommended implementation of pay-for-performance initiatives for home care providers. If implemented, reimbursement to Medicare providers will be differentiated based on quality measures. While we provide high quality services to our patients, there can be no assurances that a pay-for-performance reimbursement system will not adversely affect our Medicare reimbursement. Moreover, CMS has announced that Medicare’s Conditions of Participation for Home Health Agencies are being revised. There can be no assurance that these and other changes will not adversely impact our operations and profits.

Many of the states in which we operate are evaluating and implementing program reforms that could impact patient eligibility and increase managed care administration of benefits. To date, we have not experienced any reimbursement rate reductions in those certain states that have adopted these changes. In an effort to monitor and have an impact on these legislative issues, we have engaged consultants in selected markets to directly present our cost saving strategies and related rate requests to the Medicaid programs.

Company Events & Updates

On June 2, 2006, we acquired select assets of Melmedica Children’s Healthcare, Inc. for a purchase price of $1.6 million in cash. Under the terms of the Asset Purchase Agreement, Melmedica will retain all of the business accounts receivable arising from sales generated prior to the closing of the transaction. Melmedica is a multi-site pediatric private duty nursing business operating in the Illinois and Indiana markets. We intend to integrate some of Melmedica’s Illinois operations into our existing nursing operations in the Chicago area. We are in the process of finalizing our purchase price allocation. The purchase price has been preliminarily allocated to identifiable intangible assets consisting principally of noncompete agreements of $0.1 million and goodwill of $1.4 million. The remaining purchase price was allocated to fixed assets based on the fair value of those fixed assets. Effective with the adoption of SFAS No. 142, the purchase price allocation to $1.4 million of goodwill is not being amortized but is being deducted for tax purposes. The purchase method of accounting was used to record this acquisition and the results of operations of the acquired company are included in the accompanying consolidated statements of operations from the date of the acquisition.

During the three months ended June 30, 2006, we implemented a program to approach our private duty nursing managed care payors with a request to increase reimbursement rates. In many cases, we have not had a rate increase for a number of years and have incurred significant increases in nurse wage rates during that period. In select cases, we have negotiated and finalized rate increases, many of which become effective at the start of our 2007 fiscal year. Negotiations are on-going with a number of other payors and we are hopeful we will achieve some level of rate increase. The fiscal year impact of such changes will be a function of relative census and wage rate levels.

On November 11, 2005, in connection with the sale of the Pharmacy Business, we terminated our credit agreement with General Electric Capital Corporation. The credit agreement, consisting of a $10.0 million revolving credit facility and a $10.0 million acquisition credit facility had remained unused. We recorded the write-off of approximately $0.3 million in related deferred financing and termination fees in the nine months ended June 30, 2006.

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million. We have recorded the gain of approximately $24.6 million, net of approximately $15.9 million for income taxes. As part of the transaction, the parties executed a transition services agreement that provided for the collection of outstanding accounts receivable for a period of 180 days and order fulfillment, billing services and related accounting services for a period of 120 days after closing. As of June 30, 2006, we had completed our responsibilities under the transition services agreement.

On December 30, 2005, in connection with the sale of the Pharmacy Business, we redeemed in full our 10% Senior Subordinated Notes due 2008 in the amount of $20.4 million. We recorded the write-off of approximately $0.5 million in related deferred financing fees and call premium in the nine months ended June 30, 2006.

On January 17, 2006, the Company was notified by Cigna Healthcare that effective May 1, 2006 it had entered into an exclusive contractual arrangement with Apria Healthcare Group for the provision of a wide range of services to respiratory therapy and durable medical equipment patients. As a result of this agreement, we no longer provide services to a number of patients particularly in the North Carolina and Colorado markets. Based on an analysis of billed net revenue for the trailing twelve months ended December 31, 2005, we estimated the impact to our RTES segment would have been a reduction of net revenue of approximately $2.3 million. As of June 30, 2006, substantially all patients have been transitioned.

Prior to October 1, 2005, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. No stock-based compensation cost was recognized in the Statement of Operations for the three and nine months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective-transition method. Under the transition method, compensation cost recognized in the three and nine months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated (See Note 2).

Risk Management

We have spent significant time and resources to move towards a fully implemented Enterprise Risk Management Model. This approach to risk management emphasizes assessment of risk from a broader perspective and relies upon significant employee education initiatives and awareness of a variety of risk exposures. Our full time Risk Manager, who possesses extensive homecare and occupational medicine experience, has strengthened the initial incident reporting and investigation process and actively monitors claim adjustment activities. Our Risk Committee, which is comprised of members of the Compliance, Legal, Human Resources, Finance and Risk Management Departments, continues to monitor incident reporting and claim adjustment activity, review existing patient census and discharge high-risk cases where legally permissible. Our Risk Committee employs a multi-functional approach to its decision making process. We continue to educate branch office staff on risk management procedures including appropriate nurse staffing decisions. In addition, our third party actuary analyzes our medical malpractice loss history and quantifies liability recognition under the policy terms. Under our medical malpractice policy, we have a $1.0 million per year, per claim, self-insured retention, with an aggregate self-insured retention limit of $8.0 million and an annual aggregate coverage limit of $15.0 million. If our loss experience worsens, it could have a material adverse effect on our financial results and liquidity position.

Operations

We have three reportable segments: (i) Nursing, (ii) PPEC and (iii) RTES (see Notes to Condensed Consolidated Financial Statements—Note 8).

During the three months ended June 30, 2006, we were able to expand our nursing hours staffed by approximately 3.8% over the previous quarter. We believe our nurse recruiting strategy, with its focus upon weekly staffed hours targets, for each branch office, as well as our incentive programs to reward achievement of these targets best positions us to achieve our growth objectives. We have also instituted a variety of new programs to provide incentive to our nurses to increase the number of hours that they work for us. These programs include both financial and recognition rewards. To stimulate same store revenue growth, we have established financial incentives for our local market sales and marketing resources to maximize the potential of existing managed care contracts by “pulling” patient referrals through these relationships. We continue to experience wage pressures in select markets which have contributed to slight gross margin rate erosion. Our branch office’s focus is upon increasing gross margin dollars to improve the branch office contribution margin.

In the PPEC segment, we continue to be pleased with the financial results of our Georgia centers. Our census has continued to grow, community acceptance of our business model has expanded and feedback from state officials is positive. In North Carolina, where our program is funded on an interim basis, our pilot project continues to demonstrate the desired outcomes and we are in discussions with the appropriate agency managers to secure a permanent source of funding. In Florida, the most recent budget proposal for state fiscal year 2007 included a rate increase for PPEC services of approximately 10% to the daily reimbursement. We expect this rate increase to improve our operating margins and enable us to more effectively compete for clinical staff. Unfortunately, conditions in the Orlando market, in particular long standing barriers to eligibility and authorized levels of service, have resulted in ongoing losses at this center. As a result, the Company closed the center in the third quarter of fiscal 2006. We are continuing to monitor center profitability in our other Florida centers.

In the RTES segment, the impact of the unit dose respiratory medication business, which had another reduction in reimbursement for select medications effective January 1, 2006, worsened and the business recorded a negative branch office contribution margin of approximately $0.1 million during the three months ended June 30, 2006. During April 2006, we executed a contract to change our method of procuring oxygen contents and cylinders. We are moving away from renting cylinders to an upfront purchase and subsequent depreciation of such equipment. While the transition is underway, it is too soon to estimate whether or not we will incur a rental return obligation. We continue to expect that future cost savings from the new prices will more than offset any rental return obligations. We continue to focus upon our sales and marketing program. In particular, we are focusing on the higher acuity respiratory patients to leverage our clinical competencies and more actively manage the core product mix. As a result, we have seen increases in target referrals from managed care payors in select markets and we are cautiously optimistic that these increases will offset the loss of Cigna revenue. In order to address the continued margin pressures on our RTES segment, we utilize a Product Review Committee to standardize product selections, aggregate product volumes, and source through a reduced number of vendors to maximize our purchasing power.

Source & Availability of Clinical Personnel

We believe that case hours staffed is the most appropriate measurement of nursing activity. During the 13 weeks ending July 1, 2006, our case hours staffed increased 31,000, or 3.8% to approximately 837,000 as compared to 806,000 in the 13 weeks ended April 1, 2006. We continue to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. We have made investments in ten local market nurse recruiters to help reduce unstaffed hours.

CRITICAL ACCOUNTING POLICIES

This Form 10-Q reflects newly enacted or updated critical accounting policies. These critical accounting policies should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2005 which are included in our Annual Report on Form 10-K for such year filed with the Securities and Exchange Commission.

Stock Option Expense

Prior to October 1, 2005, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock based compensation cost was recognized in the statement of operations for the three and nine months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method. Under this transition method, compensation cost recognized in the three and nine months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

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

In December 2005, we received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have reviewed the basis for the claim and believe it is substantially without merit. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results. As of June 30, 2006, we had no material claims, disputes or unsettled matters with third party payors except as disclosed above, nor were there any material pending settlements with third party payors.

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

In other select cases, patient treatments may cease for a number of reasons including re-hospitalizations, changes in treatment needs or death, and a time lag may exist before this information is reflected in our billing and collection system. We have developed a methodology which measures the historical experience of all patient net revenue adjustments over the trailing four quarters and applies this methodology to reduce net revenues recognized in the current period. Included in this calculation is the reversal of revenue for patients without authorizations.

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

The following table provides a comparison of approximate percentages of our aging of net accounts receivable by payor for the periods ended June 30, 2006 and September 30, 2005:

	June 30, 2006
	0-120 days	121-180 days	181-240 days	241-365 days	>365 days	Total
Commercial and contract insurance	31.3%	3.4%	1.4%	1.4%	-0.7%	36.8%
Medicaid	25.5%	3.1%	1.6%	1.6%	0.7%	32.5%
Medicare	4.3%	0.5%	0.2%	0.4%	0.2%	5.6%
Private pay	2.6%	1.5%	0.6%	1.0%	0.1%	5.8%
Unbilled	18.8%	0.3%	0.1%	0.1%	0.0%	19.3%

Total net accounts receivable	82.5%	8.8%	3.9%	4.5%	0.3%	100.0%

	September 30, 2005
	0-120 days	121-180 days	181-240 days	241-365 days	>365 days	Total
Commercial and contract insurance	30.9%	3.3%	1.9%	1.9%	0.6%	38.6%
Medicaid	24.2%	2.4%	1.4%	1.5%	1.0%	30.5%
Medicare	4.5%	0.7%	0.3%	0.3%	0.0%	5.8%
Private pay	2.3%	0.9%	0.9%	1.4%	0.6%	6.1%
Unbilled	18.0%	0.6%	0.2%	0.1%	0.1%	19.0%

Total net accounts receivable	79.9%	7.9%	4.7%	5.2%	2.3%	100.0%

RESULTS OF OPERATIONS

The following table is derived from our unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

	Percentage of Net Revenue				Period-to-Period Percentage Increase (Decrease)
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,	Nine Months Ended June 30,
	2006	2005	2006	2005	2006	2006
Net Revenue	100.0%	100.0%	100.0%	100.0%	3%	0%
Costs of goods and services (exclusive of depreciation shown separately below)	52.0	50.5	51.4	50.4	6	2
Other operating costs and expenses
Salaries, wages and benefits	20.9	20.3	21.0	20.7	6	2
Business insurance	3.8	4.1	4.1	3.8	(3)	8
Overhead	8.3	8.9	8.5	8.4	(5)	2

Other operating costs and expenses	33.0	33.3	33.6	32.9	2	3
Corporate, general and administrative
Salaries, wages and benefits	7.9	8.1	8.1	7.9	0	4
Business insurance	0.2	0.1	0.1	0.1	10	26
Professional services	1.8	2.8	2.1	2.3	(36)	(10)
Overhead	1.7	1.7	1.6	1.7	0	(3)

Corporate, general and administrative	11.6	12.7	11.9	12.0	(8)	0
Provision for doubtful accounts	0.6	1.6	0.6	1.8	(62)	(69)
Depreciation and amortization	2.4	2.3	2.4	2.3	6	3

Operating income (loss)	0.4	(0.4)	0.1	0.6	206	(97)
Other income	0.1	—	—	0.1	—	(17)
Loss on early extinguishment of debt	—	—	(0.6)	—	—	—
Interest income	1.5	0.1	1.3	0.1	1,071	1,019
Interest expense	—	(1.4)	(0.4)	(1.4)	(100)	(70)

Income (loss) from continuing operations, before income tax expense (benefit)	2.0	(1.7)	0.4	(0.6)	218	136
Income tax expense (benefit)	0.8	(1.3)	0.3	(0.3)	164	195

Income (loss) from continuing operations	1.2%	(0.4)%	0.1%	(0.3)%	357%	92%

We provide a broad range of health care services and products principally for children and, to a lesser extent, young adults and geriatric patients. The following table summarizes both services and products based upon estimated percentages of net billings of each major category for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006 % Total	2005 % Total	2006 % Total	2005 % Total
Pediatric Home Health Care
Nursing	54.5%	52.6%	53.9%	53.4%
PPEC	6.2%	6.6%	6.2%	6.1%
Respiratory Therapy Equipment and Services	17.6%	18.6%	18.2%	18.8%

Total Pediatric Home Health Care	78.3%	77.8%	78.3%	78.3%

Adult Home Health Care
Nursing	7.3%	6.8%	7.0%	6.8%
Respiratory Therapy Equipment and Services	14.4%	15.4%	14.7%	14.9%

Total Adult Home Health Care	21.7%	22.2%	21.7%	21.7%

Total	100.0%	100.0%	100.0%	100.0%

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

In most cases, the third party payor will not pay the entire bill and the patient becomes responsible for the portion not paid by the third party (i.e. co-payment or deductible). Once the insurance company or other third party has paid its portion of such patient’s bill, the patient becomes responsible for the remainder of the bill. After payment has been received from the respective third party, a patient receives monthly statements from the Company. We assess collectability monthly of all our patients’ accounts receivable based on historical experience and emerging trends.

Management of accounts receivable, through effective billing, collection and reimbursement procedures, is critical to the financial success of healthcare service providers due to lengthy reimbursement periods. Any significant delay in reimbursement could have a material adverse effect on our financial condition.

The following table summarizes our days sales outstanding as of the dates indicated:

	June 30, 2006	September 30, 2005
Days sales outstanding (calculated on year to date revenue)	55	56

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net revenue increased $1.2 million, or 3%, to $44.6 million in the three months ended June 30, 2006 from $43.5 million in the three months ended June 30, 2005. For the Nursing segment, net revenue increased $1.7 million, or 7%, to $27.6 million in the three months ended June 30, 2006 from $25.9 million in the three months ended June 30, 2005. Of the $1.7 million increase, $0.6 million was attributable to the Melmedica acquisition. For the PPEC segment, net revenue decreased $0.1 million, or 4%, to $2.7 million in the three months ended June 30, 2006 from $2.9 million in the three months ended June 30, 2005. RTES net revenue decreased $0.5 million, or 3% to $14.3 million in the three months ended June 30, 2006 from $14.8 million in the three months ended June 30, 2005. Of the $0.5 million decrease, $0.3 million is primarily attributable to the decreased reimbursement in the unit dose respiratory medications. In the three months ended June 30, 2006, we derived approximately 40% of our net revenue from commercial insurers and other private payors, 53% from Medicaid and 7% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $1.3 million, or 6%, to $23.2 million in the three months ended June 30, 2006 from $21.9 million in the three months ended June 30, 2005. Costs of goods and services of the Nursing segment increased $1.5 million, or 9%, to $18.2 million in the three months ended June 30, 2006 from $16.8 million in the three months ended June 30, 2005. Costs of goods and services as a percentage of the Nursing segment net revenue increased to 66% in the three months ended June 30, 2006 compared to 65% in the three months ended June 30, 2005. Costs of goods and services of the PPEC segment remained relatively constant at $0.2 million in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The RTES segment cost of goods and services decreased $0.2 million, or 4%, to $4.8 million in the three months ended June 30, 2006 from $5.0 million in the three months ended June 30, 2005, despite the fact that cost of goods and services increased for unit dose respiratory medications. Overall RTES costs of goods and services as a percentage of net revenue remained relatively flat at 34% in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $0.3 million, or 2%, to $14.7 million in the three months ended June 30, 2006 from $14.5 million in the three months ended June 30, 2005. In the Nursing segment, other operating costs and expenses increased $0.4 million, or 7% to $6.2 million in the three months ended June 30, 2006 from $5.8 million in the three months ended June 30, 2005. The increase includes a $0.1 million increase in nurse recruiting costs. In the PPEC segment, other operating costs and expenses increased $0.1 million, or 4%, to $2.1 million in the three months ended June 30, 2006 from $2.0 million in the three months ended June 30, 2005. As a percentage of net revenue these costs increased to 75% in the three months ended June 30, 2006 compared to 70% in the three months ended June 30, 2005. In the RTES segment, costs and expenses decreased $0.2 million, or 3%, to $6.5 million in the three months ended June 30, 2006 compared to $6.7 million in the three months ended June 30, 2005. As a percentage of net revenue these costs remained relatively constant at 45% in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Corporate, general and administrative costs decreased $0.5 million, or 8%, to $5.1 million in the three months ended June 30, 2006 from $5.6 million in the three months ended June 30, 2005. As a percentage of net revenue, corporate, general and administrative costs decreased to 12% in the three months ended June 30, 2006 compared to 13% in the three months ended June 30, 2005. Administrative salaries, wages and benefits decreased $0.3 million; however it was offset by approximately $0.3 million for compensation costs for employee stock options recorded in the three months ended June 30, 2006 relating to the adoption of FAS 123(R). In addition, as expected, year two SOX 404 costs have declined over the prior year.

Provision for doubtful accounts decreased $0.4 million, or 62%, to $0.3 million in the three months ended June 30, 2006 as compared to $0.7 million in the three months ended June 30, 2005. Cash collections as a percentage of net revenue were 100% and 101% in the three months ended June 30, 2006 and 2005, respectively. The cash collections represent amounts posted to the accounts receivable. A timing difference exists between bank deposits and the posting of the remittances.

Depreciation and amortization increased $0.1 million, or 6%, to $1.1 million in the three months ended June 30, 2006 as compared to $1.0 million in the three months ended June 30, 2005.

Interest income increased $0.6 million, or 1,071%, to $0.7 million in the three months ended June 30, 2006, as compared to $0.1 million in the three months ended June 30, 2005 (See “Liquidity and Capital Resources” below for further discussion).

Interest expense decreased $0.6 million, or 100%, to $0 million in the three months ended June 30, 2006 from $0.6 million in the three months ended June 30, 2005. (See “Liquidity and Capital Resources” below for further discussion).

Income tax expense for continuing operations increased $0.9 million, or 164%, to an expense of $0.4 million in the three months ended June 30, 2006 from a benefit of $0.6 million in the three months ended June 30, 2005. (See Note 2 for further discussion).

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Net revenue increased $0.6 million, or less than one half of a percentage point, to $130.4 million in the nine months ended June 30, 2006 from $129.8 million in the nine months ended June 30, 2005. For the Nursing segment, net revenue increased $1.3 million, or 2%, to $79.4 million in the nine months ended June 30, 2006 from $78.1 million in the nine months ended June 30, 2005. Of the $1.3 million increase, $0.6 million was attributable to the Melmedica acquisition. PPEC net revenue increased $0.1 million, or 2%, to $8.1 million in the nine months ended June 30, 2006 from $8.0 million in the nine months ended June 30, 2005. RTES net revenue decreased $0.8 million, or 2%, to $42.9 million in the nine months ended June 30, 2006 from $43.7 million in the nine months ended June 30, 2005. In the nine months ended June 30, 2006, we derived approximately 39% of our net revenue from commercial insurers and other private payors, 53% from Medicaid and 8% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $1.6 million, or 2%, to $67.1 million in the nine months ended June 30, 2006 from $65.5 million in the nine months ended June 30, 2005. Costs of goods and services of the Nursing segment increased $1.5 million, or 3%, to $52.4 million in the nine months ended June 30, 2006 from $50.8 million in the nine months ended June 30, 2005. Costs of goods and services as a percentage of the Nursing segment net revenue increased to 66% in the nine months ended June 30, 2006 from 65% in the nine months ended June 30, 2005. For the PPEC segment, cost of goods and services remained relatively constant at $0.4 million in the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. PPEC costs of goods and services as a percentage of net revenue remained relatively constant at 5% in the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. For the RTES segment, cost of goods and services remained relatively constant at $14.2 million in the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. Costs of goods and services as a percentage of net revenue increased to 33% in the nine months ended June 30, 2006 from 32% in the nine months ended June 30, 2005.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $1.2 million, or 3%, to $43.8 million in the nine months ended June 30, 2006 from $42.7 million in the nine months ended June 30, 2005. In the Nursing segment, other operating costs and expenses increased $0.8 million, or 5%, to $18.2 million in the nine months ended June 30, 2006 from $17.4 million in the nine months ended June 30, 2005. As a percentage of net revenue, the Nursing segment costs increased to 23% in the nine months ended June 30, 2006 from 22% in the nine months ended June 30, 2005. The increase includes a $0.3 million increase in nurse recruiting costs. In the PPEC segment, other operating costs and expenses increased $0.2 million, or 4%, to $6.1 million in the nine months ended June 30, 2006 from $5.8 million in the nine months ended June 30, 2005. As a percentage of net revenue these costs increased to 75% in the nine months ended June 30, 2006 from 73% in the nine months ended June 30, 2005. In the RTES segment, costs and expenses increased $0.2 million, or 1%, to $19.6 million in the nine months ended June 30, 2006 from $19.4 million in the nine months ended June 30, 2005. As a percentage of net revenue these costs increased to 46% in the nine months ended June 30, 2006 from 44% in the nine months ended June 30, 2005.

Corporate, general and administrative costs remained relatively constant at $15.6 million in the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. Administrative salaries, wages and benefits decreased approximately $0.6 million; however, it was offset by approximately $1.0 million for compensation costs for employee stock options recorded in the nine months ended June 30, 2006 relating to the adoption of FAS 123(R). As a percentage of net revenue, corporate, general and administrative costs remained relatively constant at 12% in the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.

Provision for doubtful accounts decreased $1.6 million, or 69%, to $0.7 million in the nine months ended June 30, 2006 from $2.4 million in the nine months ended June 30, 2005. Cash collections as a percentage of net revenue were 99% and 100% in the nine months ended June 30, 2006 and 2005, respectively. The cash collections represent amounts posted to the accounts receivable. A timing difference exists between bank deposits and the posting of the remittances.

Depreciation and amortization increased $0.1 million, or 3%, to $3.1 million in the nine months ended June 30, 2006 as compared to $3.0 million in the nine months ended June 30, 2005.

Interest income increased $1.5 million, or 1,019%, to $1.7 million in the nine months ended June 30, 2006, as compared to $0.1 million in the nine months ended June 30, 2005 (See “Liquidity and Capital Resources” below for further discussion).

Interest expense decreased $1.3 million, or 70%, to $0.6 million in the nine months ended June 30, 2006 from $1.9 million in the nine months ended June 30, 2005. (See “Liquidity and Capital Resources” below for further discussion).

Income tax expense for continuing operations increased $0.8 million, or 195%, to an expense of $0.4 million in the nine months ended June 30, 2006 from a benefit of $0.4 million in the nine months ended June 30, 2005. (See Note 2 for further discussion).

LIQUIDITY AND CAPITAL RESOURCES

Operations

On November 11, 2005, we terminated our credit agreement with General Electric Capital Corporation. The credit agreement, consisting of a $10.0 million revolving credit facility and a $10.0 million acquisition credit facility had remained unused. We recorded the write-off of approximately $0.3 million in related deferred financing and termination fees in the nine months ended June 30, 2006.

On December 30, 2005, we redeemed in full the remainder of our 10% Senior Subordinated Notes due 2008 of $20.4 million. We recorded the write-off of approximately $0.5 million in related deferred financing fees and call premium in the nine months ended June 30, 2006.

During the nine months ended June 30, 2006, a new incentive program aimed at collecting older receivable balances was successfully implemented resulting in record cash receipts on accounts older than 120 days. These collections significantly improved our accounts receivable aging and reduced the allowance for doubtful accounts. While we anticipate that we will continue to achieve our cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

For the three months ended June 30, 2006, we purchased medical equipment to service existing patients and made routine purchases of computer equipment to maintain and upgrade our technology infrastructure. We anticipate future capital expenditures for maintenance, support and enhancements of existing technology, continued investments in new start up locations and continued durable medical equipment purchases. We anticipate funding these capital expenditures with cash flow from operations.

For the nine months ended June 30, 2006, we had a current income tax expense of $16.6 million and a deferred income tax expense of $0.2 million resulting in a total income tax expense of $16.8 million.

Asset Sales

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million (See Note 2).

Asset Purchases

On June 2, 2006, we acquired select assets of Melmedica Children’s Healthcare, Inc. for a purchase price of $1.6 million in cash. (See Note 4).

Risk Management

Our previous workers’ compensation insurance carrier, rated A by AM Best Company, required a twelve month estimated loss reserve to be funded entirely with cash each fiscal year, which is reduced by the monthly loss fund payments.

The policy for fiscal 2006 is underwritten by Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers rated A+ by AM Best Company and will be funded in a similar manner with the cash requirement estimated to be $2.2 million. The net balance at June 30, 2006 and September 30, 2005 was $4.6 million and $3.4 million, respectively. The insurance carriers have the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date have not indicated the need to do so.

We have secured surety bonds of $1.4 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of June 30, 2006, the surety bonds were collateralized by $1.2 million cash posted to a third party escrow account. During the nine months ended June 30, 2006, we were notified that this carrier received a downgrade in its AM Best financial strength rating to a B-. While we believe that our collateral remains secure, the potential for the carrier to not pay claims in the ordinary course has increased. We are monitoring the situation in conjunction with our insurance brokers. During the three months ended June 30, 2006, the carrier has executed a reinsurance contract which improves its capital adequacy and future liquidity. Based upon information available to date, we believe the insurance carrier should be able to meet its obligations.

On January 1, 2006, we renewed our self-insured employee medical benefit plans. Our claim experience during the nine months ended June 30, 2006 improved measurably as compared to the prior fiscal year. In January 2006, we made minor design changes to our benefit plans and analyzed the impact of the removal of the employees who transitioned to Accredo Health Group, Inc. as part of the sale of the Pharmacy business.

As a result of operating in the healthcare industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of June 30, 2006, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of our insurance policy will be adequate.

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

Capital Resources

We have invested the retained proceeds from the sale of the Pharmacy business in accordance with the terms of our Investment Policy which has been approved by the Board of Directors. This policy provides for the establishment of short-term, highly liquid investments within prescribed parameters. Some of these investments have maturities which range from 7 days to approximately 40 days. In accordance with FASB 115, the purchase and redemption of these particular securities are classified as investing activities in the condensed consolidated statements of cash flows. As of the balance sheet date, all funds were held in a money market fund and classified as a cash equivalent on the condensed consolidated balance sheet. The dividends and interest earned from such securities are not subject to Federal income taxes and will result in a permanent difference between book and tax income.

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

The Company received notification of a claim from one commercial payor primarily relating to our discontinued pharmacy operation (see Note 9).

We have entered into employment agreements with certain employees which provide, among other things, salary, benefits and perquisites, as well as additional compensation, for certain changes in control or a failure to comply with any material terms of the agreements. We have a Non-Qualified Deferred Compensation Plan for certain of our employees. The deferred compensation liability as of June 30, 2006 and September 30, 2005 was approximately $1.3 million and $1.6 million, respectively. On April 6, 2006, we adopted a Long-Term Incentive Compensation Plan (“LTIP”) for the Senior Management team. Under the LTIP, cash awards may be granted based upon the achievement of certain Performance Goals which are established at the outset of each three year Performance Period. The LTIP will become the primary component of our long term compensation strategies and the future use of existing equity compensation programs is expected to decline.

The following table represents a schedule of our contractual obligations and commitments as of June 30, 2006:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$11,289	$3,220	$4,167	$2,576	$1,326

	$11,289	$3,220	$4,167	$2,576	$1,326

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face a number of market risk exposures. Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held in a limited number of financial institutions and with institutional investors. We perform periodic evaluations of the relative financial position and credit standing of these financial intermediaries. As part of our corporate cash management program, we are investing the retained proceeds from the sale of the Pharmacy business in accordance with established investment policies. We have invested in a portfolio of highly liquid investment grade securities which are managed for us by institutional investors. The concentration of credit risk with respect to accounts receivable, which are primarily healthcare industry related, represent a risk to us given the current healthcare environment. The risk is somewhat limited due to the large number of payors including Medicaid and Medicare, insurance companies and individuals, and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes.

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

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Asset Purchase Agreement, dated May 9, 2006, by and between Pediatric Services of America, Inc. and Melmedica Children’s Healthcare, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

Date: August 9, 2006	By:	/S/ JAMES M. MCNEILL
James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement, dated May 9, 2006, by and between Pediatric Services of America, Inc. and Melmedica Children’s Healthcare, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)