Form 10-K
period 2006-09-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2006-12-12
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Common Stock $.01 par value

Common Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2006 based on a closing price of $14.05 per share was $60,307,995. As of December 1, 2006, the number of shares of the registrant’s Common Stock outstanding was 7,538,763 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on February 6, 2007 is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

PEDIATRIC SERVICES OF AMERICA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2006

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of our company. When used in this Form 10-K, the words “may,” “targets,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. We caution that various factors, including the factors described below and elsewhere in this report, including those set forth in Item 1A under the caption “Risk Factors”, as well as those discussed in our other filings with the Securities and Exchange Commission, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf. The following are among the important factors that could cause actual results to differ materially from the results discussed herein:

•	the financial implications of the sale of our Pharmacy and RTES businesses;
•	our anticipated uses of the proceeds from the sale of our Pharmacy and RTES businesses;
•	changes in reimbursement rates or policies;
•	payor relationships;
•	changes in healthcare regulations, including changes resulting from the Health Insurance Portability and Accountability Act (“HIPAA”);
•	the ability to assimilate and manage previously acquired field operations;
•	the ability to collect accounts receivable for products and services we provide, including receivables related to acquired businesses and receivables under appeal;
•	the ability to comply with and respond to billing requirements issues, including those related to our billing and collection system;
•	reduced state funding levels and nursing hours authorized by Medicaid programs;
•	adverse litigation results;
•	competitive factors;
•	ability to hire and retain qualified healthcare professionals;
•	the availability and cost of medical malpractice, workers’ compensation and employee medical benefit insurance;
•	changes in industry practices; and
•	general economic condition and industry trends.

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

General

We are a leading provider of home healthcare and related services for medically fragile and chronically ill infants and children. Management believes we are the nation’s largest focused pediatric home healthcare provider. We provide children’s healthcare services through a network of over 50 branch offices, including satellite offices and new branch offices, located in 18 states through two reportable segments: (i) Private Duty Nursing, or PDN and (ii) Prescribed Pediatric Extended Care, or PPEC services.

On August 25, 2006, the Company entered into an Agreement for the sale of substantially all of the assets of its Respiratory Therapy Equipment and Services (“RTES”) business to Lincare, Inc. For further discussion see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our products and services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile and chronically ill children. We provide a broad range of pediatric healthcare services, including nursing, rehabilitation and therapy services in our PPEC day treatment centers for medically fragile and chronically ill children, well care services and special needs educational services for pediatric patients. We also provide case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other healthcare providers.

Industry Overview

We estimate that the U.S. market for pediatric home healthcare exceeds $5 billion. The current market for pediatric home healthcare products and services is heavily fragmented, and is typically served by a large number of small entities that operate on a local or regional basis and typically provide a limited range of healthcare products and services. This market is also served by a small number of national home healthcare companies that service the pediatric market as part of a broader product and service offering. Because of the high degree of specialization and the broad scope of products and services required for effective treatment of pediatric patients, we believe that there are significant growth opportunities for a national provider focused on home-based pediatric patients.

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

Due to the specialized care required to treat pediatric illnesses and conditions, home nursing care is most effectively delivered to pediatric patients by nurses with experience in either a neonatal intensive care unit (“NICU”) or pediatric intensive care unit (“PICU”) or equivalent experience. These specialized healthcare professionals are experienced in treating medically fragile children and administering required medications and other therapies. Pediatric patients typically require home nursing in shifts, in which nursing care is delivered eight to twenty-four hours per day, in contrast to home nursing care for geriatric patients, in which nursing care is typically provided on a short duration “visiting nurse” basis.

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

Business Strategy

We provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile and chronically ill children in need of Private Duty Nursing (PDN) or Prescribed Pediatric Extended Care (PPEC) services. We obtain patient referrals primarily based on quality of care and service, reputation with referring healthcare professionals, ability to develop and maintain contacts with referral sources and price of services. We believe that our specialization in pediatric home healthcare, as well as our coordinated care approach to home healthcare services, broadens our appeal to local healthcare professionals and to managed care organizations. We believe executing the following strategies will allow us to be the provider of choice in the markets we serve.

Strategic Review.    During fiscal year 2006, we completed a number of actions implementing the recommendations of our 2005 Strategic Review. We completed the sale of selected assets of the Pharmacy business and substantially all of the assets of the RTES business (see Item 7). With portions of the proceeds from these sales, we intend to aggressively pursue an acquisition and start-up strategy of pediatric private duty nursing businesses. As we seek to increase our existing market density, our focus will be on those states that place the highest value on our services, particularly those where we already have a presence.

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

Increased Managed Care Penetration.    We continue to pursue a managed care marketing strategy which focuses on select markets with unfulfilled market share potential. Our regional managed care sales personnel work directly with location directors to increase local market share. Initiatives include:

•	identification of the dominant local market managed care companies and their provider networks;
•	coordination of marketing and contracting efforts;
•	development and expansion of relationships with key referral sources;
•	evaluation and qualification of patient intakes;
•	effective coordination with local market Medicaid programs; and
•	pricing strategies that enable us to receive rate increases at prescribed intervals.

Clinical Outcomes.    We believe that our ability to quantify the efficacy of the clinical outcomes of our patients will be increasingly important to our ability to negotiate a “pediatric premium” into our future pricing. During fiscal year 2006 we began to compile clinical data from a number of our patients. While the data compiled to date are immature and not yet statistically reliable, preliminary analysis indicates that the expected ‘value proposition’ of our services appears to be validated.

Reimbursement Lobbying.    During fiscal year 2006, we intensified our efforts to lobby for increased Medicaid reimbursement rates from several states in which we operate. In South Carolina, we received an increase for the second consecutive state fiscal year and believe that we are well positioned for future increases as well. In Florida we have expanded our lobbying program, applied for ‘Transitional Grants’ under a Medicaid program designed to demonstrate the cost effectiveness of homecare, raised our profile with key decision makers in both the executive and legislative branches of the state government and began a media outreach program to raise local community awareness. In Louisiana we have secured higher reimbursement rates on a temporary basis and, with the support of the Medicaid Program Director, begun discussions with key legislative decision makers for a permanent rate increase. In North Carolina, an increase in PDN reimbursement rates was granted and we continue to advocate for permanent funding for our pilot PPEC program.

Business Development.    Our business development efforts are focused on locating and acquiring Private Duty Nursing businesses in those states with favorable Medicaid reimbursement rates and adequate pediatric populations. Our first priority is to increase density and market share in those states where we currently operate and have demonstrated competence in billing and collecting for services provided. We will also evaluate opportunities in the states where we do not currently operate and assess the potential to use acquired operations as a platform upon which we can expand our service area through start up operations.

Funding of these initiatives will be prioritized using our sources of liquidity articulated under the “Liquidity and Capital Resources” sub-section of Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Products, Services and Operations

Products and Services

We provide a broad range of healthcare services and products principally for children and, to a lesser extent, young adult patients. We define pediatric as age eighteen and younger with the remainder defined as adult. Patients who began service with us as children and are still on service upon attaining the age of eighteen are classified as adults. The following table summarizes both products and services from continuing operations based upon estimated percentages of net billings of each major category for the periods indicated.

	2006	2005	2004
	% Total	% Total	% Total
Pediatric Home Health Care
Nursing	79.6%	80.2%	81.2%
PPEC	9.2%	9.3%	8.0%

Total Pediatric Home Health Care	88.8%	89.5%	89.2%

Adult Home Health Care
Nursing	11.2%	10.5%	10.8%

Total Adult Home Health Care	11.2%	10.5%	10.8%

Total	100.0%	100.0%	100.0%

The following are the estimated percentages of our net revenue from continuing operations attributable to reimbursement from various payors for the healthcare services we currently provide, for the periods presented:

	Year Ended September 30,
Payor	2006	2005
Commercial Insurance and Other Private Payors	36%	35%
Medicaid and Other State Programs	64%	65%
Medicare and Other Federal Programs*	—	—

Total	100%	100%

*	less than 1%

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

Home nursing care is often provided up to 24 hours per day for extended periods of time. We estimate that our pediatric patients require private duty nursing care for an average of eight months with length of daily care averaging approximately ten hours. Our nurses emphasize education of the caregivers of the child to maximize the independence of the child and the family. Through this educational process, the length of daily private duty care can be modified as the child’s condition improves or stabilizes and the parents or caregivers assume a more active role in the care of the child. Depending on the condition of the child and the orders of the attending physician, we may continue to provide nursing visits after we discontinue private duty nursing care.

We have approximately 3,334 registered or licensed pediatric nurses on our active nursing registries. Due to the special needs and acuity of care of pediatric patients generally, we require that our nurses have training with pediatric patients. Most of our nurses have expanded pediatric experience, such as NICU, PICU or equivalent experience.

Prescribed Pediatric Extended Care (“PPEC”).    Our PPEC centers provide, among other services, daily medical care and physical, occupational and other forms of therapy for medically fragile and chronically ill children. The children receive nursing supervision and/or physical, occupational and other therapies in a setting that facilitates their socialization and education. The children generally spend between 20 to 40 hours per week at the center according to their individual plan of treatment. We currently operate seven PPEC centers in Florida, Georgia and North Carolina.

Operations

Recruiting, Training and Retention of Professional Staff

Our pediatric services are generally provided by skilled pediatric nurses and skilled respiratory therapists. Nurses typically have pediatric, NICU, PICU or equivalent experience, a nursing license and current CPR certification. Each nurse must pass a written pediatric competency and medication exam, provide employment references and submit to a comprehensive multi-jurisdictional background check. Therapists generally have a minimum of one year prior experience and current CPR certification, and must provide employment references as well. Under our pediatric nursing training program, nurses are required to attend an orientation program where they are trained in aspects of home healthcare, such as equipment use, that differ from institutionally provided healthcare. If qualified, nurses receive additional training in the use of ventilators and other home respiratory equipment. We require our nurses to attend continuing education sessions on safety and techniques in home healthcare. Further, to assist in the retention of qualified personnel, we offer our nurses periodic continuing education courses and professional seminars on various topics in home healthcare. As of September 30, 2006, we had approximately 3,388 licensed or credentialed nurses, therapists, and pharmacists on our staff and active registries.

To provide a qualified, reliable nursing and therapy services staff, we continuously recruit registered nurses, licensed practical nurses, home health aides and technical specialists, and offer training and other programs to encourage retention of these professionals. We recruit primarily through internet websites, advertising, employment fairs, direct mail and employee referral programs that use rewards and other benefit programs to encourage new employee referrals by existing employees. The healthcare industry in total and the home health industry more acutely, have been experiencing difficulties in recruiting qualified nurses due primarily to lack of enrollment in nurse training programs and alternate career opportunities for experienced nurses. As a result, we have nine nurse recruiting specialists on staff that direct local nurse recruiting efforts to maximize their effectiveness and potentially increase the number of hours staffed. Furthermore, current indications suggest that the supply of licensed qualified nurses will continue to decline in the foreseeable future.

Growth Team

Late in fiscal year 2006 we made the decision to create a “Growth Team” whose charter is to focus on identifying potential new markets for us to begin start-up operations and managing the start-up process including: licensure, site location, hiring of a branch manager, establishing referral relationships and obtaining initial clinical accreditation. In addition, the Growth Team, in cooperation with the Business Development organization, will be responsible for the operational integration of newly acquired branch offices.

Quality Assurance

We have an established quality assurance program for the implementation and monitoring of our service standards. Our quality assurance program includes audits, surveys, assessments and evaluations as well as other measures designed to ensure compliance with the documentation and operating procedures required by federal, state and local law, as well as our internal standards. Our Compliance Officer oversees the results of these quality assurance audits and implements changes where necessary.

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

Sales and Marketing

We obtain patient referrals primarily from case managers, neonatologists, pediatricians, pulmonologists, internists and other physicians, hospital discharge planners, community-based healthcare institutions and social service agencies. We market our services to these referral sources through our managed care marketing personnel, branch office personnel and various media formats. The branch office directors coordinate the various sales and marketing activities at the branch office level. Branch office directors generally have a clinical background as registered nurses and/or therapists and, as such, they are able to describe and promote our services to referral sources. The branch office directors attempt to cultivate relationships with their local referral sources through quality service, personal contacts and education about the appropriate role and benefits of our services in the treatment of patients. We focus our healthcare marketing efforts on patients with private insurance and governmental payors. Due to the nature of our business, many of our patients rely on Medicare and Medicaid for health coverage.

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

Our corporate reimbursement specialists work closely with the branch offices and the payors. Each specialist is responsible for ensuring the adequacy of the documentation, submitting the documentation and claims to third party payors and expediting payment. In most cases the third party payor will not pay the entire bill and the patient becomes responsible for the portion not paid by the third party (i.e. co-payment or deductible). Once the insurance company or other third party has paid its portion of such patient’s bill, the patient becomes responsible for the remainder of the bill. After payment has been received from the respective third party, a patient receives monthly statements from the Company. The Company assesses collectability monthly of all its patients’ accounts receivable based on historical experience and emerging trends. Management of accounts receivable, through effective billing, collection and reimbursement procedures, is critical to the financial success of healthcare service providers due to lengthy reimbursement periods. Any significant delay in reimbursement could have a material adverse effect on our financial condition.

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

The following table summarizes our days sales outstanding from continuing operations as of the dates indicated:

	September 30,
	2006	2005
Days sales outstanding (calculated on year to date revenue)	54	48

We acquired Melmedica Children’s Healthcare, Inc. on June 2, 2006 (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion). The process of working with the States of Illinois and Indiana to obtain the provider numbers and have the authorizations appropriately tied to them is taking longer than previously anticipated. This delay in billing has added approximately seven days to our days sales outstanding. We anticipate resolving these issues and receiving payments on these claims during the second quarter of fiscal year 2007.

In December, 2005 we received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have reviewed the basis for the claim and believe it is substantially without merit. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results. As of September 30, 2006, we had no material claims, disputes or unsettled matters with third party payors except as disclosed above, nor were there any material pending settlements with third party payors.

We have developed a methodology to record the estimated net revenue as a result of the inherent time lag between certain patient treatments and input of the related information into our billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. The estimated net revenue from the inherent time lag was approximately 0.4%, 0.5% and 0.4% of net revenue for fiscal years ended 2006, 2005 and 2004, respectively. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

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

Branch Office Network

We currently provide our healthcare services through a network of over 50 branch offices, including satellite offices and new branch offices, located in 18 states. We seek to address local market needs through our branch office network. Each branch office conducts local marketing efforts, recruits personnel and coordinates patient care. We believe that the business of providing healthcare services is local in nature and is most effective if each branch office is proactive in meeting the needs of the local community. While allowing our branch office managers sufficient autonomy to address local needs, we provide our branch office managers support and direction from the Corporate office including, training, comprehensive policies and procedures, standardized operating systems and related controls. In addition, our local market staff routinely collaborates with the appropriate community and regulatory authorities to advocate for the needs of pediatric patients and the value proposition of the services we provide. For financial reporting purposes, our branch offices are aggregated into two reportable segments based on their predominant line of net revenue in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Corporate Compliance

Our corporate compliance program continues to focus its efforts in the areas of fraud and abuse, auditing and monitoring of regulatory compliance, training of our employees and providing support and guidance for employees as they strive to comply with the rules, regulations and policies governing or applying to us and our operations. The Compliance Officer reports directly to the Chairman of the Audit Committee of our Board of Directors. The Compliance Department has conducted audits in the areas of billing, payroll, and medical documentation at selected branch offices throughout our company. The Compliance Department performs annual in-services on compliance matters and newly hired employees are trained as part of their orientation. The Compliance Department has also been instrumental in the development and implementation of our compliance efforts at the branch office level. In addition, we have established a toll-free Compliance Hotline to assist in our commitment to ethical conduct throughout our company. The telephone number is (800) 408-4442. All employees, vendors, contractors and agents are encouraged to use this confidential means of communication to report any compliance issues.

The Compliance Department actively maintains all required licenses and payor enrollment applications through a centralized process. A database of all necessary enrollment information is maintained to ensure timely renewal of all licenses and payor enrollment applications.

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

Management Information Systems

Our business depends in part upon our ability to input, store, retrieve, process and manage billing and collection information for each patient. Our internally developed “Encore” system provides substantially all of our locations with immediate access to patient, contract, and payor information and supports substantially all necessary billing, cash posting, and collection services. We continue to make improvements in billing functionality to comply with payor contract requirements. We plan to continue expanding electronic billing and funds transfer capabilities to more payors. We continue to invest in upgrades to our technical infrastructure to maximize information system reliability, data integrity and disaster recoverability. There can be no assurance that our information systems will continue to perform as expected, or that further development will not be required. Failure of our management information systems to perform as expected could have a material adverse effect on our business, financial condition and results of operations.

Internal Audit

During fiscal 2006, we outsourced substantially all of our internal audit function to our existing Sarbanes-Oxley Act Section 404 consultants who have extensive knowledge of our operations, systems and controls. As part of their branch office testing, key controls over business processes were tested. In addition, a significant component of the audits performed by the Compliance Department relate to testing of internal controls.

Laws and Regulations

General.    Our business is subject to extensive and frequently changing state and federal regulation. State laws (including certificates of need and licensure requirements in certain states) regulate several aspects of our business including home health and pediatric day treatment centers. We also are subject to certain state laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a financial relationship exists between a referring person or entity and the entity providing the service. Federal laws governing our activities include regulation under the Medicare and Medicaid programs relating to, among other things, certification of home health agencies and reimbursement. Federal fraud and abuse laws prohibit or restrict, among other things, the payment of remuneration to parties in a position to influence or cause the referral of patients or business, as well as the filing of false claims.

Changes in or new interpretations of these laws could have an adverse effect on our methods and costs of doing business. Further, failure by us to comply with such laws could adversely affect our ability to continue to provide, or receive reimbursement for, our services, and also could subject the Company and our officers and employees to civil and criminal penalties. There can be no assurance that we will not encounter regulatory impediments that could adversely affect our ability to open new branch offices or to expand the services currently provided by our existing branch offices.

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

Many state laws prohibit the payment or receipt or the offer of anything of value in return for, or to induce, a referral for healthcare goods or services. In addition, there are several other statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these state laws vary from state to state, are often vague and have sometimes been interpreted inconsistently by courts and regulatory agencies. Private insurers and various state enforcement agencies have also increased their scrutiny of healthcare providers’ practices and claims, including in the home health sector.

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

There can be no assurance that we will not become the subject of a regulatory or other investigation or proceeding or that our interpretations of applicable healthcare laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to us, diversion of management’s time and attention, and could have a material adverse effect on our company.

For a discussion of the impact of recent changes to Medicare and Medicaid regulations please refer to “Recent Developments” under Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Legal Compliance.    We maintain a compliance program designed to minimize the likelihood that we would engage in conduct or enter into contracts in violation of the fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved by the managed care and/or legal departments. We also maintain various educational programs designed to keep our managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of our policy of strict compliance in this area. We have established a toll-free Compliance Hotline to assist in our commitment to ethical conduct throughout our company. The Deficit Reduction act of 2005 (“DRA”) imposes certain specific compliance obligations on the company. Under the DRA, we are required by January 1, 2007 to implement policies which educate our employees, agents and contractors regarding state and federal false claims acts, whistleblower protection for plaintiffs in qui tam actions and our policies and procedures for detecting fraud and abuse. While we believe our operations comply with applicable laws and regulations, we cannot provide any assurance that further administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on our business.

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

Multiple sets of regulations, each with its own compliance date, have been issued to implement the different administrative simplification requirements. We have appointed a privacy officer and a security officer.

During the fourth quarter of fiscal 2006, we had an incident whereby a Company laptop computer containing patient personal health information (PHI) was stolen and exposed to potential misuse. We believe that we took appropriate measures to investigate the incident, mitigate any potential damages and have strengthened existing controls and procedures. We received notice on September 26, 2006 from the United States Department of Health and Human Services’ (HHS) Office of Civil Rights alleging that we were not in compliance with the Federal Standards for Privacy of Individually Identifiable Health Information. We responded to the notice and believe that the ultimate resolution will not have a material adverse effect on our business, financial condition and results of operations.

Environmental Matters

Medical facilities are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations, such as air and water quality control requirements, waste management requirements and requirements for training employees in the proper handling and management of hazardous materials and wastes. Our typical branch office facility operations include, but are not limited to, the handling, use, storage, transportation, disposal and/or discharge of hazardous, toxic, infectious, flammable and other hazardous materials, waste, pollutants or contaminants. These activities may result in injury to individuals or damage to property or the environment and may result in legal liability damages, injunctions, fines, penalties or other governmental agency actions. We are not aware of any pending or threatened claim, investigation or enforcement action regarding environmental issues, which, if determined adversely to us, could have a material adverse effect upon our capital expenditures, financial condition, or competitive position.

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

Risks Related to our Business

Changes in reimbursement rates or policies, including legislative and regulatory actions, could adversely affect our revenues or profitability.

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

See Item 1 “Laws and Regulations”.

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

Our business is subject to extensive and frequently changing state and federal regulation. We are required to comply with complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing for services;

•	relationships with physicians and other federal sources;

•	adequacy and medical necessity of medical care;

•	adequacy of documentation of services provided;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and medical records;

•	licensure;

•	operating policies and procedures; and

•	addition of facilities and services (including certificates of need).

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

We are highly dependent upon our staff of professional nurses and therapists. Competition for healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our patients is strong, and salaries and benefit costs relating to these professionals have risen. The loss of key personnel or the inability to attract, retain or motivate sufficient numbers of qualified healthcare professionals could adversely affect our business. Future changes to the supply and demand for certain healthcare professionals could have a material adverse effect on our profitability and on our ability to maintain or increase our patient base at certain or all of our branch offices. An inability to continue to increase the number of professionals we recruit and retain would adversely affect our potential for growth. The cost of attracting healthcare professionals and providing them with attractive benefit packages may be higher than anticipated and, as a result, our profitability could decline. Moreover, if we are unable to attract and retain these professionals, the quality of our services may decline and, as a result, we could lose patients.

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

The markets for our healthcare services are highly competitive and are divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. In addition to competing with other home healthcare companies focusing on providing services to pediatric patients, we compete with several large national home healthcare companies that, while not focusing primarily on the pediatric patient, provide pediatric home healthcare services as part of a broader service offering. Certain of our competitors and potential competitors have significantly greater financial, technical and marketing/sales resources than we have and may, in certain locations, possess licenses or certificates of need that permit them to provide services that we cannot currently provide. The competitors also may undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and clients. Increased competition in the future from existing competitors or new entrants may limit our ability to maintain or increase our market share. There can be no assurance that we will not encounter increased competition in the future that could limit our ability to maintain or increase our business and could adversely affect our operating results.

Our business involves a major risk of lawsuits for product and malpractice liability, which our insurance may not be adequate to cover, that could increase the risk of our business.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our invested cash balances could suffer unexpected losses in value.

We have invested the retained proceeds from the sale of the Pharmacy and RTES businesses in accordance with the terms of our Investment Policy which has been approved by the Board of Directors. This policy provides prescribed parameters that place higher priority on principal preservation than yield. Nevertheless, if significant unforeseen market disruptions were to occur, the potential for losses could exist.

Our business involves a major risk of workers’ compensation claims and losses, which our insurance may not be adequate or able to cover, that could increase the risk of our business.

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

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including efforts at national healthcare reform, trends toward managed care, limits in Medicaid coverage and reimbursement levels, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. The impact of third party pricing pressures and low barriers to entry has dramatically reduced profit margins for healthcare providers. Continued growth in managed care and capitated plans has pressured healthcare providers to find ways of becoming more cost competitive. This has also led to consolidation of healthcare providers in our market areas. Our inability to react effectively to these and other changes in the healthcare industry could adversely affect our operating results. We cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on us or our customers and suppliers.

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

Our business could be affected if we are unable to deploy the proceeds from the sale of our Pharmacy & RTES business.

Our growth depends in part on our ability to successfully start-up new locations, any delays in obtaining the necessary licenses and surveys would impede progress. Our growth is also dependent upon our ability to identify, acquire and integrate PDN businesses in compliance with all applicable federal and state regulations. To replace the earnings stream of the Pharmacy and RTES businesses within the desired time frame, we anticipate a combination of successful start-up’s and acquisitions. Failure to do so could have a material adverse effect on our financial condition and results of operations.

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

We have paid no dividends on our Common Stock. We anticipate that we will retain all of our future earnings, if any, and cash proceeds from the sale of the Pharmacy and RTES businesses for use in the operation and expansion of our core businesses. You will only be able to benefit from holding our stock if the stock price increases.

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

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available free of charge, on the Internet at the Company’s website, www.psahealthcare.com, as soon as practical after we file such reports with, or furnish such reports to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report. Our reports are also available free of charge by mail upon written request to the Company’s Secretary at the address listed above.

In addition, we have posted the charters for our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, as well as our Code of Ethics and Business Conduct, on our website. We will provide a copy of these documents to stockholders upon request.

ITEM 2.    PROPERTIES

Our principal executive offices are located in Norcross, Georgia and consist of approximately 60,000 square feet of office space. The lease term on the facility expires in 2013. Our healthcare operations include over 50 branch offices, including satellite offices and new branch offices, located in 18 states. Branch offices typically are located in office parks or complexes and average approximately 2,500 square feet. Generally, each healthcare facility is a combination warehouse and office. Lease terms on branch offices are generally three years or less. Lease terms on PPEC centers tend to be for seven to ten years to fully amortize required improvements. We believe that our current facilities are suitable for and adequate to support the level of our present operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 30, 2006, no matter was submitted to a vote of our stockholders through the solicitation of proxies or otherwise.

ITEM 4 (A).    EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of our company including their ages as of the date of this Annual Report on Form 10-K, their principal occupations for at least the past five years, the year in which each was elected and any directorships held by them in other public companies. Unless otherwise indicted, the information set forth herein is as of September 30, 2006.

Daniel J. Kohl (50) is our President and Chief Executive Officer. Immediately prior to joining PSA in 2004, Mr. Kohl was a de facto Executive in Residence for Warburg Pincus. In addition, he had consulted for various other private equity and venture capital firms. From 2001-2002 he served as the CEO of Sonus Corp. where he directed all business activities for the hearing aid distributor. Prior to Sonus Corp., Mr. Kohl was the President and Chief Executive Officer of 21ST Century Communications from 1999 to 2000. Mr. Kohl also served as President and CEO of Housecall Medical Resources, Inc. from 1997-1999 and as Vice President of Equifax Health Information Services from 1993-1997. Currently, Mr. Kohl is a board member for The Citadel Foundation.

James M. McNeill (48) is the Senior Vice President, Chief Financial Officer, Secretary and Treasurer of our company. Mr McNeill joined us in 1996 as Chief Accounting Officer and was appointed to his current position in April, 1999. Prior to joining our company, Mr. McNeill was employed in a senior financial management position from 1991 to 1995 with Golden Peanut Company, an agribusiness company. In addition, Mr. McNeill has worked in a variety of financial analysis and reporting positions with General Electric Company, Harris Corporation and Scientific-Atlanta Corporation.

There are no family relationships among our directors or executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Holders of Common Stock

At September 30, 2006, there were approximately 64 shareholders of record and an estimated 1,800 beneficial owners holding our stock in nominee or “street” name.

Dividends

We have paid no dividends on our Common Stock. We intend to retain any future earnings and cash proceeds from asset sales to finance the growth and development of our business.

Price Range of Common Stock

Our Common Stock currently trades on the Nasdaq National Market under the Symbol “PSAI”. The following table sets forth the quarterly high and low sale prices for our Common Stock for the periods indicated through September 30, 2006.

	High	Low
2006
First Quarter	$17.40	$13.60
Second Quarter	$15.52	$12.30
Third Quarter	$14.50	$12.14
Fourth Quarter	$13.50	$11.75

2005
First Quarter	$12.95	$7.40
Second Quarter	$12.70	$10.66
Third Quarter	$14.25	$11.90
Fourth Quarter	$14.00	$9.71

Issuer Purchase of Equity Securities

We did not repurchase any of our shares of Common Stock during the year ended September 30, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended September 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of operations data (1) (2) (3) (4):
Net revenue	$119,360	$114,146	$106,713	$101,941	$99,313
Costs of goods and services (exclusive of depreciation shown separately below)	72,560	68,195	63,660	61,068	60,228
Other operating costs and expenses
Salaries, wages and benefits	19,927	19,537	19,028	18,393	17,259
Business insurance	4,766	4,165	4,910	4,406	2,370
Overhead	7,571	6,983	7,206	6,049	6,053

Other operating costs and expenses	32,264	30,685	31,144	28,848	25,682
Corporate, general and administrative
Salaries, wages and benefits	14,211	14,128	15,768	13,838	13,351
Business insurance	255	208	148	319	284
Professional services	3,816	4,476	2,804	2,125	1,783
Overhead	2,781	2,880	2,942	2,749	2,848

Corporate, general and administrative	21,063	21,692	21,662	19,031	18,266
Provision for doubtful accounts	126	679	1,095	195	337
Provision for insurance recoveries	2,431	-	-	-	-
Depreciation and amortization	1,032	997	956	1,312	1,280

Operating loss	(10,116)	(8,102)	(11,804)	(8,513)	(6,480)
Interest income	2,248	212	139	138	167
Interest expense	(564)	(2,481)	(2,378)	(2,429)	(2,766)
(Loss) gain on early extinguishment of debt	(837)	-	-	100	417
Other income	54	65	6	56	-

Loss from continuing operations before income tax benefit	(9,215)	(10,306)	(14,037)	(10,648)	(8,662)
Income tax benefit	(3,019)	(4,726)	(5,347)	(3,934)	(12,801)

(Loss) income from continuing operations	(6,196)	(5,580)	(8,690)	(6,714)	4,139
Discontinued operations:
Income from discontinued operations, net of tax	5,603	11,246	12,702	11,841	9,561
Gain on disposal of discontinued operations, net of tax	24,718	-	-	-	361

Net income	$24,125	$5,666	$4,012	$5,127	$14,061

Denominator share data:
Denominator for basic income per share-weighted average shares	7,413	7,203	6,948	6,861	6,791
Effect of dilutive securities:
Stock options					359

Denominator for diluted income per share-weighted average shares	7,413	7,203	6,948	6,861	7,150

Income per share data:
Basic net income per share data:
(Loss) income from continuing operations	$(0.84)	$(0.77)	$(1.25)	$(0.98)	$0.61
Discontinued operations:
Income from discontinued operations, net of tax	0.76	1.56	1.83	1.73	1.41
Gain on disposal of discontinued operations, net of tax	3.33	-	-	-	0.05

Net income	$3.25	$0.79	$0.58	$0.75	$2.07

Diluted net income per share data:
(Loss) income from continuing operations	$(0.84)	$(0.77)	$(1.25)	$(0.98)	$0.58
Discontinued operations:
Income from discontinued operations, net of tax	0.76	1.56	1.83	1.73	1.34
Gain on disposal of discontinued operations, net of tax	3.33	-	-	-	0.05

Net income	$3.25	$0.79	$0.58	$0.75	$1.97

Balance sheet data:
Working capital	$83,887	$75,931	$66,569	$58,967	$55,740
Total assets	136,319	128,339	128,560	117,763	104,428
Long-term obligations, net of current portion	-	20,350	20,350	20,460	24,642
Total stockholders’ equity	101,432	73,569	66,452	61,063	55,774

1) All amounts have been restated to reflect our pharmacy business, sold in fiscal 2006, as a discontinued operation.

2) All amounts have been restated to reflect our RTES business as a discontinued operation.

3) All amounts have been restated to reflect our paramedical testing business, Paramedical Services of America Inc., sold in fiscal 2000, as a discontinued operation.

4) Earnings reflect the adoption of Financial Accounting Standards Board Statement No. 142, in fiscal year 2002, prohibiting the amortization of goodwill and intangibles with indefinite useful lives.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the audited Consolidated Financial Statements of our company included in this report.

EXECUTIVE SUMMARY

Recent Developments

Home Healthcare Industry Events & Updates

The Deficit Reduction Act of 2005 (“DRA”), which was signed into law on February 8, 2006, will have a significant impact on the services we provide in a number of ways, including:

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

The DRA also provides resources for CMS to establish the Medicaid Integrity program (“MIP”). Historically, the states have been primarily responsible for addressing Medicaid fraud and abuse. With the MIP, CMS will be more involved in detecting and preventing Medicaid fraud and abuse. Among other things, CMS will engage contractors to conduct audits, identify overpayments and educate providers on payment integrity. The DRA further provides incentives to states to enact their own false claims acts. It is likely that a number of states, including those where we operate, will enact such legislation in the near future. While we believe that our operations comply with Medicaid billing requirements, there can be no assurance that the added scrutiny resulting from the DRA will not have an adverse impact on our operations and financial results.

The DRA also adds certain mandatory provisions to the company’s compliance program. Specifically, by January 1, 2007 the company must have implemented written policies educating its employees, agents and contractors regarding federal and state false claims acts, whistleblower protections for plaintiffs in qui tam actions and the company’s policies and procedures for detecting fraud and abuse. While the company expects to be in compliance by the deadline, there can be no assurance that this education requirement, together with the MIP, will not result in an increase in frivolous investigations or suits against the company.

Also under the DRA, beginning July 1, 2006 states are required to obtain proper documentation of citizenship for Medicaid recipients. Previously, eligible immigrants were required to provide proof of their immigration status, but U.S. citizens only had to declare their citizenship. Although this provision does not change the eligibility criteria, the additional requirement may delay coverage for some individuals and will result in denials for individuals who are unable to provide the documentation. Similar enhanced documentation requirements have been implemented in some states, including certain states where we provide Medicaid reimbursed services. There can be no assurance that these changes will not have an adverse impact on our operations and financial results.

CMS has also implemented the Payment Error Rate Measurement program (“PERM”). Under PERM, CMS will review Medicaid fee-for-service and Medicaid managed care to determine national and state-specific error rates for payments under Medicaid. Groups of states will begin participation in PERM beginning in 2007. The list of states to be audited in 2007 includes states where the company has significant operations.

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

Company Events & Updates

Prior to October 1, 2005, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. No stock-based compensation cost was recognized in the Statement of Operations for the twelve months ended September 30, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective-transition method. Under the transition method, compensation cost recognized in the twelve months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated (See Note 1).

On November 11, 2005, in connection with the sale of the Pharmacy Business, we terminated our credit agreement with General Electric Capital Corporation. The credit agreement, consisting of $10.0 million revolving credit facility and $10.0 million acquisition credit facility had remained unused. We recorded the write-off of approximately $0.3 million in related deferred financing and termination fees in the twelve months ended September 30, 2006.

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million. We recorded the gain of approximately $24.7 million, net of approximately $15.8 million for income taxes. As part of the transaction, the parties executed a transition services agreement that provided for the collection of outstanding accounts receivable for a period of 180 days and order fulfillment, billing services and related accounting services for a period of 120 days after closing. As of September 30, 2006, we had satisfied all performance criteria under the transition services agreement; however, as we continue to receive payments on the sold accounts receivable we will remit these funds to Accredo.

On December 30, 2005, in connection with the sale of the Pharmacy Business, we redeemed in full our 10% Senior Subordinated Notes due 2008 in the amount of $20.4 million. We recorded the write-off of approximately $0.5 million in related deferred financing fees and call premium in the twelve months ended September 30, 2006.

On January 17, 2006, the Company was notified by Cigna Healthcare that effective May 1, 2006 it had entered into an exclusive contractual arrangement with Apria Healthcare Group for the provision of a wide range of services to respiratory therapy and durable medical equipment patients. As a result of this agreement, we no longer provide services to a number of patients particularly in the North Carolina and Colorado markets. Based on an analysis of billed net revenue for the trailing twelve months ended December 31, 2005, we estimated the impact to our discontinued RTES segment would have been a reduction of net revenue of approximately $2.3 million. As of September 30, 2006, substantially all patients have been transitioned.

On June 2, 2006, we acquired select assets of Melmedica Children’s Healthcare, Inc. for a purchase price of $1.6 million in cash. Under the terms of the Asset Purchase Agreement, Melmedica will retain all of the business accounts receivable arising from sales generated prior to the closing of the transaction. Melmedica is a multi-site pediatric private duty nursing business operating in the Illinois and Indiana markets. We integrated some of Melmedica’s Illinois operations into our existing nursing operations in the Chicago area. The purchase price has been allocated to identifiable intangible assets consisting principally of noncompete agreements of $0.1 million and goodwill of $1.4 million. The remaining purchase price was allocated to fixed assets based on the fair value of those fixed assets. Effective with the adoption of SFAS No. 142, the purchase price allocation to $1.4 million of goodwill is not being amortized but is being amortized and deducted for tax purposes. The purchase method of accounting was used to record this acquisition and the results of operations of the acquired company are included in the accompanying consolidated statements of operations from the date of the acquisition.

During the second half of fiscal 2006, we implemented a program to approach our private duty nursing managed care payors with a request to increase reimbursement rates. In many cases we have not had a rate increase for a number of years and have incurred significant increases in nurse wage rates during that period. In select cases, we have negotiated and finalized rate increases, many of which become effective at the start of our fiscal year 2007. Negotiations are on-going with a number of other payors and we are hopeful we will achieve some level of rate increase in most cases.

On August 25, 2006, our Board of Directors approved a plan to sell substantially all of the assets of our RTES business to Lincare, Inc. Our balance sheet has been reclassified to reflect these assets as “Held for Sale” and those financial results have been classified as discontinued operations in the Statement of Operations for all periods presented.

On November 6, 2006, we completed the sale of substantially all of the assets of our RTES business to Lincare, Inc. The aggregate purchase price was $35.2 million of which $30.0 million was received at closing. The remainder of the purchase price is due upon the satisfaction of certain criteria, including the successful transition of certain patients and the collection of accounts receivable outstanding at closing.

Early in fiscal 2006, our former worker’s compensation insurance carrier, Atlantic Mutual, received a downgrade in its AM Best financial rating to a B-. On August 21, 2006, Standard & Poor’s downgraded Atlantic’s surplus note rating to D from CCC following Atlantic’s nonpayment of interest that was due on August 15, 2006. Subsequently, Atlantic Mutual requested a voluntary withdrawal of its AM Best rating. While we believe that our collateral remains secure, the potential for the carrier to default on claim payments due in the ordinary course has increased. Based upon information available to date, we believe the insurance carrier will not be able to meet its obligations and we have established an allowance of $2.4 million on the full value of the insurance recoveries receivable at September 30, 2006.

During the fourth quarter of fiscal 2006, we had an incident whereby a Company laptop computer containing patient personal health information (PHI) was stolen and exposed to potential misuse. We believe that we took appropriate measures to investigate the incident, mitigate any potential damages and have strengthened existing controls and procedures. We received notice on September 26, 2006 from the United States Department of Health and Human Services’ (HHS) Office of Civil Rights alleging that we were not in compliance with the Federal Standards for Privacy of Individually Identifiable Health Information. We responded to the notice and believe that the ultimate resolution will not have a material adverse effect on our business, financial condition and results of operations.

Risk Management

We have spent significant time and resources to move towards a fully implemented Enterprise Risk Management Model. This approach to risk management emphasizes assessment of risk from a broader perspective and relies upon significant employee education initiatives and awareness of a variety of risk exposures. Our full time risk manager, who possesses extensive homecare and occupational medicine experience, has strengthened the initial incident reporting and investigation process and actively monitors claim adjustment activities. Our Risk Committee, which is comprised of members of the Compliance, Legal, Human Resources, Finance and Risk Management Departments, continues to monitor incident reporting and claim adjustment activity, review existing patient census and discharge high-risk cases where legally permissible. Our Risk Committee employs a multi-functional approach to its decision making process. We continue to educate branch office staff on risk management procedures including appropriate nurse staffing decisions. We intend to expand our risk management staff in fiscal 2007 and intensify our efforts to pro-actively identify high risk patients and nurses, reinforce appropriate boundaries of care, strengthen our data collection efforts during incident reporting and continue to aggressively engage the third party administrator in the claim adjustment process. In addition, our third party actuary analyzes our medical malpractice loss history and quantifies liability recognition under the policy terms. Under our medical malpractice policy, we have a $1.0 million per year, per claim, self-insured retention, with an aggregate self-insured retention limit of $8.0 million and an annual aggregate coverage limit of $15.0 million. If our loss experience worsens, it could have a material adverse effect on our financial results and liquidity position.

Operations

We have two reportable segments: (i) Nursing and (ii) PPEC (see “Notes to Consolidated Financial Statements”—Note 13).

In the Nursing segment, we are focused on increasing our staffed hours and reimbursement rates to drive revenue growth. We believe our nurse recruiting strategy with its focus upon weekly staffed hours targets, for each branch office, as well as our incentive programs to reward achievement of these targets best positions us to achieve our growth objectives. We have also instituted a variety of new programs to monetarily reward our nurses to increase the number of hours that they work for us. We continue to experience wage pressures in select markets which have contributed to continued gross margin rate erosion. Our branch office directors’ focus is upon increasing gross margin dollars which will improve the branch office contribution margin.

In the PPEC segment, we continue to be pleased with the financial results of our Georgia centers. Our census has continued to grow, community acceptance of our business model has expanded and feedback from state officials is positive. In North Carolina our pilot project continues to demonstrate the desired outcomes and we are in discussions with the appropriate agency managers to secure a permanent source of funding. In Florida, a rate increase for PPEC services of approximately 10% to the daily reimbursement was implemented on July 1, 2006. We expect this to improve our operating margins and enable us to more effectively compete for clinical staff. Unfortunately, conditions in the Orlando and Jacksonville markets, in particular long standing barriers in patient eligibility and authorized levels of service, have resulted in ongoing losses at this center. As a result, the Company closed the Orlando and Jacksonville centers in the third and fourth quarter of fiscal 2006, respectively. We are continuing to monitor center profitability in our other Florida centers.

Source & Availability of Clinical Personnel

We believe that case hours staffed is the most appropriate measurement of nursing activity. During the 13 weeks ending September 30, 2006, our case hours staffed increased 36,000, or 4% to approximately 873,000 as compared to 837,000 in the 13 weeks ended July 1, 2006. We continue to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. We have made investments in nine local market nurse recruiters to help reduce unstaffed hours.

CRITICAL ACCOUNTING POLICIES

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

In December 2005, we received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have reviewed the basis for the claim and believe it is substantially without merit. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results. As of September 30, 2006, we had no material claims, disputes or unsettled matters with third party payors except as disclosed above, nor were there any material pending settlements with third party payors.

We have developed a methodology to record the estimated net revenue as a result of the inherent time lag between certain RTES patient treatments and input of the related information into our billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. The estimated net revenue from the inherent time lag was approximately 0.4%, 0.5% and 0.4% of net revenue for fiscal years ended 2006, 2005 and 2004, respectively. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

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

The following table provides a comparison of approximate percentages of our aging of net accounts receivable (net of credit balances) by payor for the years ended September 30, 2006 and 2005:

September 30, 2006

	0-120 days	121-180 days	181-240 days	241-365 days	>365 days	Total
Commercial and contract insurance	32.9%	2.1%	1.1%	0.6%	-1.6%	35.1%
Medicaid	35.1%	1.3%	0.8%	1.5%	0.7%	39.4%
Medicare	0.6%	0.0%	0.0%	0.0%	0.0%	0.6%
Private pay	0.7%	0.1%	0.1%	0.2%	0.0%	1.1%
Unbilled	23.8%	0.0%	0.0%	0.0%	0.0%	23.8%

Total net accounts receivable	93.1%	3.5%	2.0%	2.3%	-0.9%	100.0%

September 30, 2005

	0-120 days	121-180 days	181-240 days	241-365 days	>365 days	Total
Commercial and contract insurance	33.3%	1.9%	1.2%	1.0%	0.3%	37.7%
Medicaid	35.7%	2.2%	0.9%	1.0%	1.1%	40.9%
Medicare	0.8%	0.4%	0.1%	0.0%	0.0%	1.3%
Private pay	1.0%	0.3%	0.2%	0.2%	0.2%	1.9%
Unbilled	18.2%	0.0%	0.0%	0.0%	0.0%	18.2%

Total net accounts receivable	89.0%	4.8%	2.4%	2.2%	1.6%	100.0%

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

The sale of the RTES business was determined to be a “triggering event” requiring us to perform a second impairment test as of September 30, 2006 (See Note 15). As a result of this test, there was no resulting impairment. Subsequent impairments, if any, would be classified as operating expenses.

The sale of the Pharmacy business was determined to be a “triggering event” requiring us to perform a second impairment test as of September 30, 2005 (See Note 2). As a result of this test, there was no resulting impairment. Subsequent impairments, if any, would be classified as operating expenses.

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

Early in fiscal 2006, our former worker’s compensation insurance carrier, Atlantic Mutual received a downgrade in its AM Best financial rating to a B-. On August 21, 2006, Standard & Poor’s downgraded Atlantic’s surplus note rating to D from CCC following Atlantic’s nonpayment of interest that was due on August 15, 2006. Subsequently, Atlantic Mutual requested a voluntary withdrawal of its AM Best rating. While we believe that our collateral remains secure, the potential for the carrier to default on the payment of claims due in the ordinary course has increased. Based upon information available to date, we believe the insurance carrier will not be able to meet its obligations and we have established an allowance of $2.4 million on the full value of the insurance recoveries receivable at September 30, 2006.

Stock Option Expense

Prior to October 1, 2005, we accounted for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. No stock based compensation cost was recognized in the statement of operations for the years ended September 30, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net revenue for continuing operations represented by the following items:

	Year Ended September 30,
	2006	2005	2004
Net Revenue	100.0%	100.0%	100.0%
Costs of goods and services (exclusive of depreciation shown separately below)	60.8	59.7	59.7
Other operating costs and expenses
Salaries, wages and benefits	16.7	17.1	17.8
Business insurance	4.0	3.6	4.6
Overhead	6.3	6.1	6.8

Other operating costs and expenses	27.0	26.8	29.2
Corporate, general and administrative
Salaries, wages and benefits	11.9	12.4	14.8
Business insurance	0.2	0.2	0.1
Professional services	3.2	3.9	2.6
Overhead	2.3	2.5	2.8

Corporate, general and administrative	17.6	19.0	20.3
Provision for doubtful accounts	0.1	0.6	1.0
Provision for insurance recoveries	2.0	-	-
Depreciation and amortization	0.9	0.9	0.9

Operating loss	(8.4)	(7.0)	(11.1)
Other income	-	0.1	-
Loss on early extinguishment of debt	(0.7)	-	-
Interest income	1.9	0.2	0.1
Interest expense	(0.5)	(2.2)	(2.2)

Loss from continuing operations, before income tax benefit	(7.7)	(8.9)	(13.2)
Income tax benefit	(2.5)	(4.1)	(5.0)

Loss from continuing operations	(5.2)%	(4.8)%	(8.2)%

Fiscal 2006 Compared to Fiscal 2005

Net revenue increased $5.2 million, or 5%, to $119.4 million in fiscal 2006 from $114.1 million in fiscal 2005. For the Nursing segment, net revenue increased $4.9 million, or 5%, to $108.4 million in fiscal 2006 from $103.5 million in fiscal 2005. Of the $4.9 million increase, $2.9 million was attributable to the Melmedica acquisition. PPEC net revenue increased $0.3 million, or 3%, to $11.0 million in fiscal 2006 from $10.6 million in fiscal 2005. In fiscal 2006, we derived approximately 36% of our net revenue from commercial insurers and other private payors and 64% from Medicaid.

Costs of goods and services consist primarily of branch office nursing and therapist compensation and benefits, medical equipment and related supplies. Costs of goods and services increased $4.4 million, or 6%, to $72.6 million in fiscal 2006 from $68.2 million in fiscal 2005. Costs of goods and services of the Nursing segment increased $4.4 million, or 6%, to $72.0 million in fiscal 2006 from $67.6 million in fiscal 2005. Costs of goods and services as a percentage of the Nursing segment net revenue increased to 66% in fiscal 2006 from 65% in fiscal 2005. For the PPEC segment, cost of goods and services remained relatively constant at $0.6 million or 6% of segment revenue in fiscal 2006 as compared to fiscal 2005.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $1.6 million, or 5%, to $32.3 million in fiscal 2006 from $30.7 million in fiscal 2005. In the Nursing segment, other operating costs and expenses increased $1.2 million, or 5%, to $24.2 million in fiscal 2006 from $23.0 million in fiscal 2005. As a percentage of net revenue, the Nursing segment costs remained relatively constant at 22% in fiscal 2006 as compared to fiscal 2005. The increase includes a $0.3 million increase in nurse recruiting costs. In the PPEC segment, other operating costs and expenses increased $0.4 million, or 5%, to $8.1 million in fiscal 2006 from $7.7 million in fiscal 2005. As a percentage of net revenue these costs increased to 74% in fiscal 2006 from 73% in fiscal 2005.

Corporate, general and administrative costs decreased $0.6 million, or 3% to $21.1 million in fiscal 2006 from $21.7 million in fiscal 2005. Administrative salaries, wages and benefits increased approximately $0.1 million; however, this included approximately $1.3 million for compensation costs for employee stock options recorded in fiscal 2006 relating to the adoption of FAS 123(R). Professional service costs declined $0.7 million primarily as a result of reduced SOX 404 costs in the second year of compliance. As a percentage of net revenue, corporate, general and administrative costs decreased to 18% in fiscal 2006 from 19% in fiscal 2005.

Provision for doubtful accounts decreased $0.6 million, or 81%, to $0.1 million in fiscal 2006 from $0.7 million in fiscal 2005.

Provision for insurance recoveries increased $2.4 million, or 100%, to $2.4 million in fiscal 2006 from $0.0 million in fiscal 2005 (See “Liquidity and Capital Resources” below for further discussion).

Depreciation and amortization remained relatively constant at $1.0 million in fiscal 2006 as compared to fiscal 2005.

Interest income increased $2.0 million, or 962%, to $2.2 million in fiscal 2006, as compared to $0.2 million in fiscal 2005 (See “Liquidity and Capital Resources” below for further discussion).

Interest expense decreased $1.9 million, or 77%, to $0.6 million in fiscal 2006 from $2.5 million in fiscal 2005. (See “Liquidity and Capital Resources” below for further discussion).

Income tax benefit for continuing operations decreased $1.7 million, or 36%, to a benefit of $3.0 million in fiscal 2006 from a benefit of $4.7 million in fiscal 2005 (See Note 8 for further discussion).

Fiscal 2005 Compared to Fiscal 2004

Net revenue increased $7.4 million, or 7%, to $114.1 million in fiscal 2005 from $106.7 million in fiscal 2004. For the Nursing segment, net revenue increased $5.3 million, or 5%, to $103.5 million in fiscal 2005 from $98.2 million in 2004. Of this growth, $2.7 million was attributable to our southern branch offices and $1.4 million to our western branch offices. For the PPEC segment, net revenue increased $2.1 million, or 25%, to $10.6 million in fiscal 2005 from $8.5 million in fiscal 2004. Of this growth, $1.1 million was primarily attributable to increased PPEC revenue at our Macon start-up location which opened in late fiscal 2004. In fiscal 2005, we derived approximately 35% of our net revenue from commercial insurers and other private payors and 65% from Medicaid.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment, pharmaceuticals and related supplies. Costs of goods and services increased $4.5 million, or 7%, to $68.2 million in fiscal 2005 from $63.7 million in fiscal 2004. Costs of goods and services of the Nursing segment increased $4.3 million, or 7%, to $67.6 million in fiscal 2005 from $63.2 million in fiscal 2004. Costs of goods and services as a percentage of the Nursing segment net revenue increased to 65% in fiscal 2005 compared to 64% in fiscal 2004. For the PPEC segment, cost of goods and services increased $0.2 million, or 47%, to $0.6 million in fiscal 2005 from $0.4 million in fiscal 2004. PPEC segment costs of goods and services as a percentage of net revenue increased to 6% in fiscal 2005 from 5% in fiscal 2004.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses decreased $0.5 million, or 1%, to $30.7 million in fiscal 2005 from $31.1 million in fiscal 2004. In the Nursing segment, other operating costs and expenses decreased $1.1 million, or 4%, to $23.0 million in fiscal 2005 from $24.0 million in fiscal 2004. As a percentage of net revenue, the Nursing segment costs were 22% in fiscal 2005 as compared to 24% in fiscal 2004. The decrease consists primarily of reduced allocated business insurance costs. In the PPEC segment, other operating costs and expenses increased $0.6 million, or 9%, to $7.7 million in fiscal 2005 from $7.1 million in fiscal 2004. As a percentage of net revenue these costs declined to 73% in fiscal 2005 from 84% in fiscal 2004.

Corporate, general and administrative costs remained relatively constant at $21.7 million in fiscal 2005 as compared to fiscal 2004. Professional services costs increased approximately $1.7 million in fiscal 2005 primarily attributable to increased SOX 404 costs, audit fees, legal expenses related to the sale of the Pharmacy business and interim CEO cost. These increases were offset by the separation costs of $1.9 million recorded in fiscal 2004 for the retirement of the former CEO and other senior management changes. As a percentage of net revenue, corporate, general and administrative costs decreased to 19% in fiscal 2005 from 20% in fiscal 2004.

Provision for doubtful accounts decreased $0.4 million, or 38%, to $0.7 million in fiscal 2005 from $1.1 million in fiscal 2004.

Depreciation and amortization remained relatively constant at $1.0 million in fiscal 2005 as compared to fiscal 2004.

Interest expense increased $0.1 million, or 4%, to $2.5 million in fiscal 2005 from $2.4 million in fiscal 2004. Our average debt outstanding remained constant.

Income tax benefit from continuing operations decreased $0.6 million, or 12%, to a benefit of $4.7 million in fiscal 2005 from a benefit of $5.3 million in fiscal 2004 (See Note 8 for further discussion).

LIQUIDITY AND CAPITAL RESOURCES

Operations

On November 11, 2005, we terminated our credit agreement with General Electric Capital Corporation. The credit agreement, consisting of $10.0 million revolving credit facility and $10.0 million acquisition credit had remained unused. We recorded the write-off of approximately $0.3 million in related deferred financing and termination fees in fiscal 2006.

On December 30, 2005, we redeemed in full the remainder of our 10% Senior Subordinated Notes due 2008 of $20.4 million. We recorded the write-off of approximately $0.5 million in related deferred financing fees and call premium in fiscal 2006.

During fiscal 2006, a new incentive program aimed at collecting older receivable balances was successfully implemented resulting in record cash receipts on accounts older than 120 days. These collections significantly improved the accounts receivable aging and reduced the allowance for doubtful accounts. While we anticipate that we will continue to achieve our cash collection targets, there can be no assurance that disruptions to cash flow will not occur.

For fiscal 2006, we purchased medical equipment to service existing patients and made routine purchases of computer equipment to maintain and upgrade our technology infrastructure. We anticipate future capital expenditures for maintenance, support and enhancements of existing information technology and continued investments in new start up locations. We anticipate some capital expenditures early in fiscal 2007 to satisfy our contractual obligations of the sale of the RTES business. We anticipate funding all capital expenditures with cash on hand and cash flow from operations.

For fiscal 2006, we had a current income tax expense of $17.9 million and a deferred income tax benefit of $1.4 million resulting in a total income tax expense of $16.4 million.

We evaluate our deferred tax assets quarterly to determine whether it is more likely than not that the deferred tax assets will be realized. We have applied a valuation allowance on certain State NOL’s and State tax credits where we have determined we will not be able to utilize the NOL before its expiration. The use of the remaining State NOL’s and credits is subject to the successful completion of our strategic plan which includes generating future taxable income.

Asset Sales

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million (See Note 2).

On November 6, 2006, we completed the sale of substantially all of the assets of our RTES business to Lincare, Inc. The aggregate purchase price was $35.2 million in cash of which $30.0 million was received at closing. The remainder of the purchase price is due upon the satisfaction of certain criteria, including the successful transition of certain patients and the collection of outstanding accounts receivable at closing.

Asset Purchases

On June 2, 2006, we acquired select assets of Melmedica Children’s Healthcare, Inc. for a purchase price of $1.6 million in cash. (See Note 5).

Risk Management

Our previous workers’ compensation insurance carrier, rated A by AM Best Company, required a twelve month estimated loss reserve to be funded entirely with cash each fiscal year, which is reduced by the monthly loss fund payments. The policy for fiscal 2006 was underwritten by Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers rated A+ by AM Best Company and was funded in a similar manner with a cash requirement of $2.2 million. The net balance at September 30, 2006 and 2005 was $4.5 million and $3.4 million, respectively. The insurance carriers have the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date have not indicated the need to do so.

We have secured surety bonds of $1.4 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of September 30, 2006, the surety bonds were collateralized by $1.2 million cash posted to a third party escrow account. Early in fiscal 2006, our former worker’s compensation insurance carrier, Atlantic Mutual, received a downgrade in its AM Best financial rating to a B-. On August 21, 2006, Standard & Poor’s downgraded Atlantic Mutual’s surplus note rating to D from CCC following Atlantic Mutual’s nonpayment of interest that was due on August 15, 2006. Subsequently, Atlantic Mutual requested a voluntary withdrawal of its AM Best rating. While we believe that our collateral remains secure, the potential for the carrier to not pay claims in the ordinary course has increased. Based upon information available to date, we believe the insurance carrier will not be able to meet its obligations and we have established an allowance of $2.4 million on the full value of the insurance recoveries at September 30, 2006.

On January 1, 2006, we renewed our self-insured employee medical benefit plans; we made minor design changes to our benefit plans and analyzed the impact of the removal of the employees who transitioned to Accredo Health Group, Inc. as part of the sale of the Pharmacy business. Our claim experience during fiscal 2006 improved as compared to the prior fiscal year. As part of our 2007 renewal process, we will analyze the impact of the sale of the RTES business and determine whether we need to make future design changes.

As a result of operating in the healthcare industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of September 30, 2006, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of our insurance policy will be adequate.

On October 1, 2006, we completed our annual renewal of our risk management program. We renewed our insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. The per claim self-insured retention amount remained at $1.0 million with an annual aggregate self-insured retention amount of $8.0 million and an annual aggregate coverage limit of $15.0 million. We renewed our workers’ compensation policy with Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company, with the per claim deductible remaining at $0.35 million.

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

Capital Resources

We have invested the retained proceeds from the sale of the Pharmacy business and we intend to invest the retained proceeds from the sale of our RTES business in accordance with the terms of our Investment Policy which has been approved by the Board of Directors. This policy provides for the establishment of short-term, highly liquid investments within prescribed parameters. Some of these investments have maturities which range from 7 days to approximately 40 days. In accordance with FASB 115, the purchase and redemption of these particular securities are classified as investing activities in the consolidated statements of cash flows. As of the balance sheet date, all funds were held in a money market fund and classified as a cash equivalent on the consolidated balance sheet. The dividends and interest earned from some of these securities are not subject to Federal income taxes and will result in a permanent difference between book and tax income.

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

CONTINGENT LIABILITIES AND COMMITMENTS

Our former workers’ compensation carrier requires the estimated loss fund to be secured by surety bonds. The carrier received a downgrade in its Standard and Poors rating on its surplus notes after they failed to make a scheduled interest payment. The carrier subsequently requested a voluntary withdrawal of their AM Best rating (see “Liquidity and Capital Resources” for a more detailed discussion).

On October 1, 2006, we completed our annual renewal of our risk management programs (see “Liquidity and Capital Resources”).

The Company received notification of a claim from one commercial payor primarily relating to our discontinued Pharmacy operation (see Note 11).

We have entered into employment agreements with certain employees which provide, among other things, salary, benefits and perquisites, as well as additional compensation, for certain changes in control or a failure to comply with any material terms of the agreements. We have a Non-Qualified Deferred Compensation Plan for certain of our employees. The deferred compensation liability as of September 30, 2006 and 2005 was approximately $1.4 million and $1.6 million, respectively. On April 6, 2006, we adopted a Long-Term Incentive Compensation Plan (“LTIP”) for the Senior Management team. Under the LTIP, cash awards may be granted based upon the achievement of certain Performance Goals which are established at the outset of each three year Performance Period. The LTIP will become the primary component of our long term compensation strategies and the future use of existing equity compensation programs is expected to decline.

The following table represents a schedule of our contractual obligations and commitments as of September 30, 2006:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Operating leases-continuing operations	$8,539	$1,970	$4,347	$2,222	$-
Operating leases-discontinued operations	2,702	979	1,608	115	-

	$11,241	$2,949	$5,955	$2,337	$-

Variation in Quarterly Operating Results

Our quarterly results may vary significantly depending primarily on factors such as re-hospitalizations of patients, seasonality, the timing of new branch office openings, acquisitions of businesses, public school calendars and pricing pressures due to legislative and regulatory initiatives to contain healthcare costs. Because of these factors, our operating results for any particular quarter may not be indicative of the results for the full fiscal year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face a number of market risk exposures including risks related to cash and cash equivalents, accounts receivable and interest rates. Cash and cash equivalents are held in a limited number of financial institutions and with institutional investors. We perform periodic evaluations of the relative financial positions and credit standings of these financial intermediaries. As part of our corporate cash management program, we are investing the retained proceeds from the sale of the Pharmacy and RTES businesses in accordance with established investment policies. We have invested in a portfolio of highly liquid investment grade securities which are managed for us by institutional investors. The concentration of credit risk with respect to accounts receivable, which are primarily healthcare industry related, represent a risk to us given the current environment in the healthcare industry. The risk is somewhat limited due to the large number of payors including Medicare and Medicaid, insurance companies, individuals and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes.

Our Notes, issued in 1998 and redeemed in full during the first quarter of fiscal 2006, had a fixed coupon rate of 10%. The fair value of our Notes were subject to change as a result of changes in market prices or interest rates. We estimated potential changes in the fair value of interest rate sensitive financial instruments based on the hypothetical increase (or decrease) in interest rates. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account other factors such as our financial performance and credit ratings.

Based on a hypothetical immediate 150 basis point increase in interest rates at September 30, 2005, the market value of our Notes would be reduced by approximately $0.6 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our Notes outstanding at September 30, 2005 of approximately $0.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and the related notes as of September 30, 2006 and 2005, and for each of the three years in the period ended September 30, 2006, together with the report of independent registered public accounting firm and report of independent registered public accounting firm on management’s assessment and the effectiveness of internal control over financial reporting, are set forth on pages 46-81 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years and the period from October 1, 2006 to the date hereof, we have not changed our independent registered public accounting firm, and there have been no reportable disagreements with our auditors regarding accounting principles or practices or financial disclosure matters.

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

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our Board of Directors set forth under the captions “Proposal 1—Election of Directors—Nominees for Election as Directors at the 2007 Annual Meeting” and “Proposal 1—Election of Directors—Continuing Directors” in our Proxy Statement for our 2007 Annual Meeting of Stockholders (“2007 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 401(h) of Regulation S-K), and compliance with Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), is set forth under the caption “Committees of the Board” in our 2007 Proxy Statement and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct, which applies to all of our employees, officers and directors. Our Code of Ethics and Business Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer and Chief Financial Officer (who is the principal financial and principal accounting officer), as well as all other employees, as indicated above. Our Code of Ethics and Business Conduct also meets the requirements of a code of ethics and business conduct under the Nasdaq listing standards. Our Code of Ethics and Business Conduct is available on our website at www.psahealthcare.com under the heading “Investor Relations.” We will also provide a copy of the Code of Ethics and Business Conduct to stockholders at no charge upon written request.

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to management compensation set forth under the captions “Proposal 1—Election of Directors—Directors Compensation”, “Executive Compensation” and “Stock Performance Graph” in our 2007 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Executive Compensation—Report of the Compensation Committee of the Board of Directors on Executive Compensation” which specifically is not so incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our $0.01 par value Common Stock by certain persons as set forth under the caption “Stock Ownership” in our 2007 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services between us and our independent registered public accounting firm, Ernst & Young LLP is set forth under the caption “Principal Accountant Fees and Services” in our 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report.

(1)	Financial Statements

Our consolidated financial statements and the related report of independent auditors which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of September 30, 2006 and 2005.

•	Consolidated Statements of Operations for the years ended September 30, 2006, 2005 and 2004.

•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2006, 2005 and 2004.

•	Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

The financial statement schedule referred to in Item 8 is described in the “Index to Financial Statement Schedule” included in this Report on page 80. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not significant under the related instructions or are inapplicable and therefore have been omitted.

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

2.0	Shareholder Rights Plan dated September 22, 1998 (incorporated by reference to the Company’s Registration Statement on Form 8-A filed October 13, 1998).

2.1	Rights Agreement dated September 22, 1998, by and between Mellon Shareholder Services, LLC and the
Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated
September 22, 1998).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to
Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-77880) filed on
May 31, 1994).

3.4	Certificate of Correction to Certificate of Amendment of the Amended and Restated Certificate of
Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-
Q for the quarter ended December 31, 1997).

3.2	Amended and Restated Bylaws of the Company, adopted May 3, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 3, 2005).

10.1	Asset Purchase Agreement, dated August 25, 2006, as amended September 29, 2006, October 30,
2006 and November 6, 2006 by and among Lincare, Inc., the Company and certain Company affiliates named therein filed herewith.

10.1(a)	First Side Letter, dated August 25, 2006, as amended September 29, 2006, October 30, 2006 and
November 6, 2006, by and among Lincare, Inc., the Company and certain affiliates named therein, filed and herewith.

10.1(b)	Second Side Letter, dated November 6, 2006, by and among Lincare, Inc., the Company and certain affiliates named therein and filed herewith.

10.2	Asset Purchase Agreement, dated May 9, 2006, by and between Pediatric Services of America, Inc., a
Georgia corporation and Melmedica Children’s Healthcare, Inc. (incorporated by reference to Exhibit
10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.3	Asset Purchase Agreement, dated October 7, 2005, by and among Accredo Health Group, Inc., the
Company and certain Company affiliates named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-K dated October 7, 2005).

10.9	Executive Compensation Plans and Arrangements:

	(e)	Pediatric Services of America, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement of Form S-1 filed on May 31, 1994).

	(f)	Pediatric Services of America, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8(f) of the Company’s Annual Report Form 10-K for the fiscal year ended September 30, 1995).

	(t)	Pediatric Services of America, Inc. Amended and Restated Stock Option Plan, effective November 28, 2002 (incorporated by reference to Exhibit 10.9(t) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

	(u)	Pediatric Services of America, Inc. Amended and Restated Directors’ Stock Option Plan including Amendment No. 1, effective November 28, 2002 (incorporated by referenced to Exhibit 10.9(u) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

	(v)	Amendment No. 1 to the Pediatric Services of America, Inc. Employee Stock Purchase Plan, dated February 1, 2002 (incorporated by reference to Exhibit 10.9(v) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

	(x)	Amended and Restated Employment Agreement, dated November 7, 2002 between the Company and James M. McNeill (incorporated by reference to Exhibit 10.9(x) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

	(aa)	Amendment No. 2 to the Company’s Amended and Restated Stock Option Plan, dated December 3, 2003 (incorporated by reference to Exhibit 10.9(aa) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

	(bb)	Amendment No. 2 to the Company’s Amended and Restated Directors Stock Option Plan, dated December 3, 2003 (incorporated by reference to Exhibit 10.9(bb) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

	(cc)	Amendment No. 3 to the Company’s Amended and Restated Stock Option Plan, adopted August 17, 2004 (incorporated by reference to Exhibit 10.9(cc) of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2004).

	(ff)	Employment Agreement by and between the Company and Daniel J. Kohl, effective December 15, 2004 (incorporated by reference to Exhibit 10.9(ff) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

(hh) Second Amendment to Employment Agreement by an between the Company and James M. McNeill, dated July 29, 2005 (incorporated by reference to Exhibit 10.9(hh) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

(ii) First Amendment to Employment Agreement by and between the Company and Daniel J. Kohl, dated July 29, 2005 (incorporated by reference to Exhibit 10.9(gg) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

(jj) Pediatric Services of America, Inc., Long Term Incentive Plan, adopted and approved April 6, 2006 (effective October 1, 2005) (incorporated by reference to Exhibit 10.9(jj) to the Company’s Current Report on Form 8-K dated April 6, 2006).

(kk) Amended and Restated Non-qualified Deferred Compensation Plan, adopted and approved May 3, 2006 (effective January 1, 2006) (incorporated by reference to Exhibit 10.9(kk) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

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
Daniel J. Kohl President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth on December 12, 2006.

Signature	Title	Date

/s/ DANIEL J. KOHL Daniel J. Kohl	President and Chief Executive Officer (Principal Executive Officer)	December 12, 2006

/s/ JAMES M. MCNEILL James M. McNeill	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	December 12, 2006

* Edward K. Wissing	Chairman of the Board	December 12, 2006

* Michael J. Finn	Director	December 12, 2006

* Robert P. Pinkas	Director	December 12, 2006

* Michael E. Axelrod	Director	December 12, 2006

* Phyllis Yale	Director	December 12, 2006

* David Crane	Director	December 12, 2006

*By:	/s/ JAMES M. MCNEILL	December 12, 2006
James M. McNeill (Attorney in Fact)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2006.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report appears herein.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$48,847,514	$19,036,512
Accounts receivable, less allowances for doubtful accounts of approximately $541,000 and $710,000 respectively	17,704,662	14,941,333
Prepaid expenses	944,446	1,105,838
Income taxes receivable	875,246	548,822
Deferred income taxes	7,184,837	6,895,448
Workers' compensation loss fund	4,528,970	3,424,411
Insurance recoveries, less allowances for insurance recoveries of approximately $1,327,000 at September 30, 2006	618,789	1,376,497
Other current assets	169,666	154,988
Assets held for sale	24,384,670	52,173,341

Total current assets	105,258,800	99,657,190

Property and equipment:
Home care equipment held for rental	72,901	367,303
Furniture and fixtures	9,911,658	11,327,377
Leasehold improvements	2,494,540	2,441,385

	12,479,099	14,136,065
Accumulated depreciation and amortization	(9,605,335)	(11,426,176)

	2,873,764	2,709,889
Other assets:
Goodwill, less accumulated amortization of approximately $3,721,000	20,019,530	18,610,578
Certificates of need, less accumulated amortization of approximately $672,000 and $650,000, respectively	-	22,938
Deferred financing fees, less accumulated amortization of approximately $836,000 at September 30, 2005	-	535,190
Noncompete agreements, less accumulated amortization of approximately $868,000 and $938,000, respectively	127,333	21,666
Deferred income taxes	2,065,579	905,537
Workers’ compensation bond collateral	1,261,954	1,525,466
Insurance cash surrender value and recoveries, less allowance for insurance recoveries of approximately $1,104,000 at September 30, 2006	4,454,032	4,121,576
Other	257,789	229,070

	28,186,217	25,972,021

Total assets	$136,318,781	$128,339,100

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,038,922	$6,032,263
Accrued compensation	5,262,036	5,738,310
Accrued insurance	6,897,386	5,365,586
Refunds payable	2,116,440	2,648,007
Accrued interest	42,000	985,124
Professional service liabilities	865,620	743,312
Additional rent payable	1,484,137	811,689
Transition services	357,467	-
Other accrued liabilities	405,688	371,372
Deferred revenue	902,351	794,399
Held for sale liabilities	-	235,697

Total current liabilities	21,372,047	23,725,759

Long-term accrued insurance	12,375,458	9,584,434
Long-term income taxes payable	88,000	88,000
Deferred compensation	1,051,011	1,022,215
Long-term obligations, net of current maturities	-	20,350,000

Total liabilities	34,886,516	54,770,408

Redeemable preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-

Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized 7,532,813 and 7,261,888 shares issued and outstanding in 2006 and 2005, respectively	75,328	72,619
Additional paid-in capital	55,804,609	52,069,599
Retained earnings	45,552,328	21,426,474

Total stockholders’ equity	101,432,265	73,568,692

Total liabilities and stockholders’ equity	$136,318,781	$128,339,100

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2006	2005	2004
Net revenue	$119,360,284	$114,146,490	$106,713,026
Costs and expenses:
Costs of goods and services (exclusive of depreciation shown separately below)	72,559,628	68,195,282	63,659,776
Other operating costs and expenses
Salaries, wages and benefits	19,926,932	19,536,928	19,027,752
Business insurance	4,765,965	4,164,638	4,909,931
Overhead	7,570,821	6,982,919	7,205,509

Other operating costs and expenses	32,263,718	30,684,485	31,143,192
Corporate, general and administrative
Salaries, wages and benefits	14,211,357	14,128,327	15,767,636
Business insurance	254,984	207,980	147,962
Professional services	3,816,461	4,476,035	2,804,109
Overhead	2,781,180	2,879,768	2,941,957

Corporate, general and administrative	21,063,982	21,692,110	21,661,664
Provision for doubtful accounts	125,916	679,081	1,094,991
Provision for insurance recoveries	2,430,679	-	-
Depreciation and amortization	1,031,890	996,932	956,214

Total costs and expenses	129,475,813	122,247,890	118,515,837

Operating loss	(10,115,529)	(8,101,400)	(11,802,811)
Other income	53,857	65,000	5,600
Loss on early extinguishment of debt	(837,178)	-	-
Interest income	2,248,428	211,689	139,148
Interest expense	(564,169)	(2,480,501)	(2,378,036)

Loss from continuing operations, before income tax benefit	(9,214,591)	(10,305,212)	(14,036,099)
Income tax benefit	(3,019,490)	(4,725,666)	(5,346,638)

Loss from continuing operations	(6,195,101)	(5,579,546)	(8,689,461)
Discontinued operations:
Income from discontinued operations, net of tax	5,602,775	11,245,808	12,701,881
Gain on sale of discontinued operations, net of tax	24,718,180	-	-

Net income	$24,125,854	$5,666,262	$4,012,420

Basic net income per share data:
Loss from continuing operations	$(0.84)	$(0.77)	$(1.25)
Income from discontinued operations, net of tax	0.76	1.56	1.83
Gain on sale of discontinued operations, net of tax	3.33	-	-

Net income	$3.25	$0.79	$0.58

Diluted net income per share data:
Loss from continuing operations	$(0.84)	$(0.77)	$(1.25)
Income from discontinued operations, net of tax	0.76	1.56	1.83
Gain on sale of discontinued operations, net of tax	3.33	-	-

Net income	$3.25	$0.79	$0.58

Weighted average shares outstanding:
Basic	7,413,478	7,202,973	6,948,254

Diluted	7,413,478	7,202,973	6,948,254

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at October 1, 2003	$68,785	$49,246,615	$11,747,792	$61,063,192
152,658 shares of common stock issued through exercise of stock options	1,527	662,803	-	664,330
Disqualifying disposition of stock options	-	342,693	-	342,693
Nonqualified stock options	-	10,032	-	10,032
Compensation expense	-	359,011	-	359,011
Net income (1)	-	-	4,012,420	4,012,420

Balance at September 30, 2004	70,312	50,621,154	15,760,212	66,451,678
230,726 shares of common stock issued through exercise of stock options	2,307	1,054,640	-	1,056,947
Disqualifying disposition of stock options	-	263,557	-	263,557
Nonqualified stock options	-	130,248	-	130,248
Net income (1)	-	-	5,666,262	5,666,262

Balance at September 30, 2005	72,619	52,069,599	21,426,474	73,568,692
270,925 shares of common stock issued through exercise of stock options	2,709	1,739,731	-	1,742,440
Disqualifying disposition of stock options	-	359,858	-	359,858
Nonqualified stock options	-	349,340	-	349,340
Incentive stock option expense	-	378,857	-	378,857
Nonqualified stock option expense	-	907,224	-	907,224
Net income (1)	-	-	24,125,854	24,125,854

Balance at September 30, 2006	$75,328	$55,804,609	$45,552,328	$101,432,265

(1)	Comprehensive net income is the same as reported net income.

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2006	2005	2004
Operating activities:
Net income	$24,125,854	$5,666,262	$4,012,420
Less income from discontinued operations, net of income tax expense	(5,602,775)	(11,245,808)	(12,701,881)
Less gain from sale of discontinued operations, net of income tax expense	(24,718,180)	-	-

Loss from continuing operations, net of income tax benefit	(6,195,101)	(5,579,546)	(8,689,461)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,031,890	996,932	956,214
Provision for doubtful accounts	125,916	679,081	1,094,991
Provision for insurance recoveries	2,430,679	-	-
Amortization of deferred financing fees	37,247	241,998	185,700
Loss on early extinguishment of debt	837,178	-	-
Incentive stock option expense	378,857	-	-
Nonqualified stock option expense	907,224	-	-
Deferred income taxes	(1,449,431)	57,407	(164,107)
Compensation expense	-	-	359,011
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(2,889,247)	1,238,124	(2,416,939)
Prepaid expenses	161,392	(227,228)	(60,582)
Other assets	(109,204)	359,715	(470,344)
Workers’ compensation loss fund	(1,104,559)	(97,841)	(1,693,954)
Workers’ compensation bond collateral	263,512	785,928	468,033
Accounts payable	(3,002,666)	1,360,676	(1,373,463)
Income taxes	(326,425)	(741,563)	(1,101,127)
Accrued compensation, insurance, liabilities, refunds, interest professional services and additional rent payable	1,303,963	(648,800)	3,485,566

Net cash used in operating activities of continuing operations	(7,598,775)	(1,575,117)	(9,420,462)
Net cash (used in) provided by operating activities of discontinued operations	(10,470,415)	15,715,801	13,176,370

Net cash (used in) provided by operating activities	(18,069,190)	14,140,684	3,755,908
Investing activities:
Purchases of property and equipment	(986,356)	(950,727)	(1,004,336)
Acquisition of business	(1,597,667)	-	-
Proceeds from sale of discontinued operations	72,250,000	-	-
Purchases of available for sale securities	(66,575,000)	-	-
Sales of available for sale securities	66,575,000	-	-

Net cash provided by (used in) investing activities of continuing operations	69,665,977	(950,727)	(1,004,336)
Net cash used in investing activities of discontinued operations	(3,541,749)	(3,607,002)	(4,255,039)

Net cash provided by (used in) investing activities	66,124,228	(4,557,729)	(5,259,375)
Financing activities:
Principal payments and extinguishment of long-term debt	(20,689,235)	(109,652)	(146,202)
Deferred financing fees	-	-	(331,320)
Disqualifying disposition of stock options	349,340	263,557	342,693
Nonqualified stock options	359,858	130,248	10,032
Proceeds from exercise of stock options	1,742,440	1,056,947	664,330

Net cash (used in) provided by financing activities of continuing operations	(18,237,597)	1,341,100	539,533
Net cash used in financing activities of discontinued operations	(6,439)	(46,856)	(47,431)

Net cash (used in) provided by financing activities	(18,244,036)	1,294,244	492,102

Increase (decrease) in cash and cash equivalents	29,811,002	10,877,199	(1,011,365)
Cash and cash equivalents at beginning of year	19,036,512	8,159,313	9,170,678

Cash and cash equivalents at end of year	$48,847,514	$19,036,512	$8,159,313

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,656,425	$2,256,473	$2,344,811

Cash paid for taxes	$17,486,387	$2,656,587	$3,502,891

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business

We provide a broad range of pediatric healthcare services including nursing, pediatric rehabilitation services, day treatment centers for medically fragile and chronically ill children and pediatric well care. We also provide case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other healthcare providers. Our services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. For financial reporting purposes, our branch offices are aggregated into two reportable segments based on their predominant line of net revenue in accordance with the Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (See Note 13).

Discontinued Operations

On August 25, 2006, our Board of Directors approved a plan to sell substantially all of the assets of our RTES business to Lincare, Inc. As a result, these operations are reflected as a discontinued operation. The consolidated financial statements for all periods presented have been restated to reflect discontinued operations (See Note 15).

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million. We have recorded a gain of approximately $24.7 million, net of approximately $15.8 million for income taxes. As part of the transaction, the parties executed a transition services agreement that provides for the collection of outstanding accounts receivable for a period of 180 days and order fulfillment, billing services and related accounting services for a period of 120 days after closing. As of September 30, 2006, we had satisfied all performance criteria under the transition services agreement. At September 30, 2006, we had a payable of approximately $0.4 million related to cash collections payable to Accredo Health Group. This amount was paid in October 2006 (See Note 2).

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

Concentration of Credit Risk

Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held in a limited number of financial institutions and with institutional investors. We perform periodic evaluations of the relative financial position and credit standing of these financial intermediaries. As part of our corporate cash management program we are investing the retained proceeds from the sale of the Pharmacy business and we intend to invest the retained proceeds from the sale of the RTES business in accordance with established investment policies. We have invested in a portfolio of highly liquid investment grade securities which are managed for us by institutional investors. The concentration of credit risk with respect to accounts receivable, which are primarily healthcare industry related, represent a risk to us given the current healthcare environment. The risk is somewhat limited due to the large number of payors including Medicaid and Medicare, insurance companies and individuals, and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Deposits with banks are federally insured in limited amounts.

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue expected to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $4.2 million and $2.8 million for which services have been rendered but the amounts were unbilled as of September 30, 2006 and 2005, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

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

Allowance for insurance recoveries

Early in fiscal 2006, our former worker’s compensation insurance carrier, Atlantic Mutual, received a downgrade in their AM Best financial rating to a B-. On August 21, 2006, Standard & Poor’s downgraded Atlantic’s surplus note rating to D from CCC following Atlantic’s nonpayment of interest that was due on

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

August 15, 2006. Subsequently, Atlantic Mutual requested a voluntary withdrawal of its AM Best rating. While we believe that our collateral remains secure, the potential for the carrier to default on claim payments due in the ordinary course has increased. Based upon information available to date, we believe the insurance carrier will not be able to meet its obligations and we have established an allowance of $2.4 million on the full value of the insurance recoveries receivable at September 30, 2006.

Workers’ Compensation Loss Fund

Our workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, required a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is reduced by the monthly loss fund payments. The policy for fiscal 2006 was underwritten by Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company and was funded in a similar manner with a cash requirement of $2.2 million. The net balance at September 30, 2006 and 2005 was $4.5 million and $3.4 million, respectively. The insurance carriers have the right to increase these cash requirements at the end of each fiscal year if the claim experience is greater than anticipated, but to date have not indicated the need to do so. The policy for fiscal 2007 will again be underwritten by Charter Oak Fire Insurance and will be funded in a similar manner with the cash requirement estimated to be $1.6 million.

Inventory

The inventory is stated at the lower of cost (first-in, first-out method) or market and consists primarily of pharmaceuticals (see Note 2).

Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line method over the related asset’s estimated useful life. Home care equipment held for rental is depreciated based on the type of equipment, generally one to five years. Furniture and fixtures is depreciated three to ten years and leasehold improvements are depreciated the lesser of the asset’s useful life or the remaining life of the lease. Depreciation expense from continuing operations was approximately $0.9 million, $0.8 million and $0.8 million for the years ended September 30, 2006, 2005 and 2004, respectively.

Identifiable Intangible Assets

Beginning in fiscal 2002, the Statement of Financial Accounting Standards (“SFAS”) No. 142 eliminated goodwill amortization from the consolidated statements of operations and required an evaluation of goodwill for impairment on an annual basis, and more frequently if circumstances indicate a possible impairment. We perform our annual impairment test in the fourth quarter of each fiscal year. For these evaluations, we are using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings and comparable companies’ capital structure and earnings power. For fiscal 2006, there was no resulting impairment. Subsequent impairments, if any, would be classified as operating expenses.

The sale of the RTES business was determined to be a “triggering event” requiring us to perform a second impairment test as of September 30, 2006 (see Note 15). As a result of this test, there was no resulting impairment.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

The sale of the Pharmacy business was determined to be a “triggering event” requiring us to perform a second impairment test as of September 30, 2005 (see Note 2). As a result of this test, there was no resulting impairment.

Intangible assets that meet certain criteria will qualify for recording on the consolidated balance sheet and will continue to be amortized in the consolidated statements of operations. Such intangible assets will be subject to a periodic impairment test based on estimated fair value.

Amortization expense on identifiable intangible assets was approximately $0.1 million for each of the years ended September 30, 2006, 2005 and 2004, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below:

For The Year Ending September 30,
2007	$124,000
2008	$110,000
2009	$110,000
2010	$110,000
2011	$101,000

Workers’ Compensation Bond Collateral

We have secured surety bonds of $1.4 million to satisfy our workers’ compensation program requirements for our former insurance carrier. As of September 30, 2006, the surety bonds were collateralized by $1.2 million cash posted to a third party escrow account. We believe that our collateral remains secure despite the insurance carriers financial distress discussed above.

Other Assets

Certificates of need are certificates that allow us to actively provide home care services in the states of North Carolina, New Jersey, Washington and Georgia. The certificates of need are being amortized over their useful lives, which is generally twenty years.

The cost of non-compete agreements with former owners of acquired businesses is amortized over the respective life of each agreement, which ranges from three to five years.

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

For fiscal 2006, our insurance program for medical malpractice, commercial and general liability coverage was with Arch Specialty Insurance Company, rated A- by AM Best Company. Our workers’ compensation carrier, Argonaut Insurance Company, is rated A by AM Best Company (See Note 15).

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

Lillie Axelrod, spouse of director Michael Axelrod, is an employee of Acordia Inc. Acordia provides insurance brokerage services to us. Mrs. Axelrod is paid a commission based on the fees paid to Acordia. During fiscal 2006, 2005 and 2004, the fees paid by us to Acordia were approximately $0.198 million, $0.175 million and $0.156 million, respectively.

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

Our net revenue may vary significantly depending primarily on factors such as re-hospitalizations of patients, seasonality, the timing of new branch office openings, acquisitions of businesses, public school calendars and pricing pressures due to legislative and regulatory initiatives to contain healthcare costs.

Certain equipment rentals are billed in advance of our rendering the related services. Such amounts are deferred in the balance sheet until the related services are performed (See Note 2).

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

In December, 2005 we received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have reviewed the basis for the claim and believe it is substantially without merit. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

future financial results. As of September 30, 2006, we had no material claims, disputes or unsettled matters with third party payors except as disclosed above, nor were there any material pending settlements with third party payors.

We have developed a methodology to record the estimated net revenue as a result of the inherent time lag between certain RTES patient treatments and input of the related information into our billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. The estimated net revenue from the inherent time lag was approximately 0.4%, 0.5% and 0.4% of net revenue for fiscal years ended 2006, 2005 and 2004, respectively. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate.

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

Approximately 64%, 65% and 62% of our continuing operations net revenue for the years ended September 30, 2006, 2005 and 2004, respectively, were reimbursed under arrangements with Medicare and Medicaid.

Cost of Goods and Services

Cost of goods and services consists primarily of branch office nursing and therapist compensation and benefits and costs of medical equipment and related supplies.

Other Operating Costs and Expenses

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs and overhead costs. Allocated business insurance costs include the premiums and/or estimated loss funds for the following insurance programs: Property/Boiler; Professional/General Liability; Workers’ Compensation; Business Automobile; Crime; Fiduciary Liability and Directors and Officers. The majority of the overhead expenses include facility costs, printing, advertising, postage, office supplies, travel, auto, equipment leases and expenses and delivery charges.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense for continuing operations was approximately $0.6 million, $0.5 million and $0.4 million for the years ended September 30, 2006, 2005 and 2004, respectively. Advertising expense for discontinued operations was approximately $0.04 million, $0.1 million and $0.2 million for the years ended September 30, 2006, 2005 and 2004, respectively.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

Stock Option Plans

At September 30, 2006, we have two stock-based compensation plans, the Stock Option Plan and the Director’s Stock Option Plan (the “Directors’ Plan”). Our Stock Option Plan (the “Option Plan”) provides for the granting of stock options covering up to 2,300,000 shares of Common Stock, of which 767,550 options are outstanding to eligible participants as of September 30, 2006. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted to those persons who are officers or employees of our company or to certain outside consultants. The terms and conditions of options granted under the Option Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The vesting period of the options is typically four years. Upon the occurrence of certain events, the vesting period of some options accelerate. The term of options granted under the Option Plan may not exceed 10 years. We have the right to repurchase the Common Stock issued upon the exercise of these options at the then fair market value of such shares, if either party terminates their employment relationship.

Under our Directors’ Plan, directors of our company who are not officers or employees may receive stock options annually to purchase shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Compensation Committee has the authority and sole discretion to make grants of options under the Directors’ Plan in addition to the annual grants described above. A total of 650,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors’ Plan of which 278,500 options are outstanding to eligible participants as of September 30, 2006.

Prior to October 1, 2005, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123). No stock-based compensation cost was recognized in the statement of operations for fiscal 2005 and 2004, as all options granted under our stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)), using the modified-prospective-transition method. Under the transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

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

	Option Plan	Directors’ Plan
Expected volatility	53%	75%
Expected dividends	0%	0%
Expected term (in years)	4	8
Risk-free rate	4.43%	4.49%

Option Plan

A summary of option activity under the Option Plan as of September 30, 2006, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	990,075	$9.86
Granted	82,500	14.74
Exercised	(224,925)	6.36
Forfeited or expired	(80,100)	17.03

Outstanding at September 30, 2006	767,550	$10.67	7.24	$1,721,921

Vested and exercisable at September 30, 2006	323,625	$10.18	5.93	$1,021,878

The weighted-average grant-date fair value of options granted during fiscal 2006 was $6.70. The total intrinsic value of options exercised during fiscal 2006 was $1.6 million.

As of September 30, 2006 there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of one year and one month.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

Directors’ Plan

A summary of option activity under the Director’s Plan as of September 30, 2006, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	318,500	$8.66
Granted	30,000	15.07
Exercised	(46,000)	6.79
Forfeited or expired	(24,000)	20.03

Outstanding at September 30, 2006	278,500	$8.68	5.37	$1,319,620

Vested and exercisable at September 30, 2006	254,500	$8.08	5.02	$1,319,620

The weighted-average grant-date fair value of options granted during fiscal 2006 was $11.31.

As of September 30, 2006 there was $0.03 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Directors’ Plan. That cost is expected to be recognized over a weighted-average period of three months.

As a result of adopting Statement 123(R) on October 1, 2005, our compensation expenses recognized in fiscal 2006 was approximately $1.3 million. Our income from continuing operations, income before income taxes and net income for fiscal 2006 was $1.3 million, $1.3 million and $0.9 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for fiscal 2006 is $0.13 lower than if we had continued to account for share-based compensation under APB 25.

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies—continued

The following pro forma disclosures regarding net income and earnings per share are determined as if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock based compensation plans in fiscal 2005 and 2004, respectively. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except for net income per share information):

	Year Ended September 30,
	2005	2004
Net Income
As reported	$5,666	$4,012
Compensation expense, net of tax		220
Fair value based method compensation expense, net of tax	(2,351)	(1,097)

Pro forma net income	$3,315	$3,135

Basic income per share
As reported	$0.79	$0.58

Pro forma	$0.46	$0.45

Diluted income per share
As reported	$0.79	$0.58

Pro forma	$0.46	$0.45

At September 30, 2006, 2005 and 2004, options to acquire 578,125, 706,525 and 823,101 shares, respectively, were exercisable. The weighted average fair value per share of options granted in 2006, 2005 and 2004 was $7.93, $8.90 and $7.60, respectively.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Discontinued Operations

On November 18, 2006, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million (see Note 1). As a result, these operations are reflected as a discontinued operation. The consolidated financial statements for all periods presented have been restated to reflect discontinued operations. The operating results of the discontinued operations are summarized as follows:

	Year Ended September 30,
	2006	2005	2004
Pharmacy Business
Net revenue	$11,317,544	$81,030,885	$77,166,682
Income before income tax expense	1,254,951	10,320,199	11,824,415
Income tax expense	490,200	3,985,155	4,493,278

Net income	$764,751	$6,335,044	$7,331,137

Net income per share
Basic	$0.10	$0.88	$1.06

Diluted	$0.10	$0.88	$1.06

Gain on Disposal of Pharmacy Business
Gain on disposal of discontinued operations	$40,562,368	$-	$-
Income tax expense	15,844,188	-	-

Net income	$24,718,180	$-	$-

Net income per share
Basic	$3.33	$-	$-

Diluted	$3.33	$-	$-

On August 25, 2006, our Board of Directors approved a plan to sell substantially all of the assets of our RTES business (See Note 15). As a result, these operations are reflected as a discontinued operation. The consolidated financial statements for all periods presented have been restated to reflect discontinued operations. The operating results of the discontinued operations are summarized as follows:

	Year Ended September 30,
	2006	2005	2004
RTES Business
Net revenue	$56,723,755	$58,036,120	$55,893,965
Income before income tax expense	7,939,165	7,999,954	8,662,490
Income tax expense	3,101,141	3,089,190	3,291,746

Net income	$4,838,024	$4,910,764	$5,370,744

Net income per share
Basic	$0.65	$0.68	$0.77

Diluted	$0.65	$0.68	$0.77

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations—continued

The operating results for total discontinued operations are summarized as follows:

	Year Ended September 30,
	2006	2005	2004
Total Discontinued Operations
Net revenue	$68,041,299	$139,067,005	$133,060,647
Income before income tax expense	9,194,116	18,320,153	20,486,905
Income tax expense	3,591,341	7,074,345	7,785,024

Net income	$5,602,775	$11,245,808	$12,701,881

Net income per share
Basic	$0.76	$1.56	$1.83

Diluted	$0.76	$1.56	$1.83

Gain on disposal of discontinued operations	$40,562,368	$-	$-
Income tax expense	15,844,188	-	-

Net income	$24,718,180	$-	$-

Net income per share
Basic	$3.33	$-	$-

Diluted	$3.33	$-	$-

Assets of the pharmacy discontinued operations have been reflected in the consolidated balance sheet as current assets held for sale. The liabilities that will be assumed by the purchaser are reflected in current liabilities as held for sale liabilities. The following in a summary of assets and liabilities of the pharmacy discontinued operations:

	September 30,
	2006	2005
Pharmacy business
Accounts receivable, net	$-	$11,434,155
Prepaid expenses	-	61,587
Inventory	-	4,323,069
Property, net	-	199,039
Goodwill, net	-	10,646,988
Other	-	25,425

Total assets of discontinued pharmacy operations	$-	$26,690,263

Accrued compensation	$-	$152,229
Other accrued liabilities	-	48,247
Current maturities of long-term obligations	-	35,221
Long-term maturities, net of current maturities	-	-

Total liabilities of discontinued pharmacy operations	$-	$235,697

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations—continued

Accounts receivable for discontinued operations include approximately $1.7 million for which services have been rendered but the amounts were unbilled as of September 30, 2005 and 2004. Such unbilled amounts are primarily a result of the time required to process bills for services rendered. Certain liabilities were not assumed by the purchaser in the sale of the Pharmacy business. These include accounts payable, accrued compensation and other accrued liabilities.

Assets of the RTES discontinued operations have been reflected in the consolidated balance sheet as current assets held for sale. The following in a summary of assets of RTES discontinued operations:

	September 30,
	2006	2005
RTES business
Accounts receivable, net	$8,722,377	$10,476,239
Prepaid expenses	158,027	149,374
Property, net	8,178,232	7,534,133
Goodwill, net	7,282,195	7,282,195
Other	43,839	41,137

Total assets of discontinued RTES operations	$24,384,670	$25,483,078

Accounts receivable for discontinued operations include approximately $2.1 million and $2.6 million for which services have been rendered but the amounts were unbilled as of September 30, 2006 and 2005, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered. Liabilities were not assumed by the purchaser in the sale of the RTES business. These include accounts payable, accrued compensation and other accrued liabilities.

The following in a summary of assets and liabilities for total discontinued operations:

	September 30,
	2006	2005
Total Discontinued Operations
Accounts receivable, net	$8,722,377	$21,910,394
Prepaid expenses	158,027	210,961
Inventory	-	4,323,069
Property, net	8,178,232	7,733,172
Goodwill, net	7,282,195	17,929,183
Other	43,839	66,562

Total assets of discontinued operations	$24,384,670	$52,173,341

Accrued compensation	$-	$152,229
Other accrued liabilities	-	48,247
Current maturities of long-term obligations	-	35,221
Long-term maturities, net of current maturities	-	-

Total liabilities of discontinued operations	$-	$235,697

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Preferred Stock and Common Stock

We have 2,000,000 shares of redeemable preferred stock authorized at $0.01 par value, of which no shares were outstanding at September 30, 2006 and 2005.

As of September 30, 2006, a total of 1,808,550 shares of Common Stock have been reserved for future issuance under our stock option plans.

Shares of Common Stock outstanding and related changes for the three years ended September 30, 2006 are as follows:

Balance at October 1, 2003	6,878,504
Exercise of stock options	152,658

Balance at September 30, 2004	7,031,162
Exercise of stock options	230,726

Balance at September 30, 2005	7,261,888
Exercise of stock options	270,925

Balance at September 30, 2006	7,532,813

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

4.	Long-Term Borrowing Arrangements

Our long-term borrowings as of September 30, 2006 and 2005 consist of the following:

	2006	2005
Subordinated notes	$-	$20,350,000
Other notes payable	-	-

	-	20,350,000
Less current maturities	-	-

Total long-term borrowing	$-	$20,350,000

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

On November 11, 2005, in connection with the sale of the Pharmacy Business, we terminated our credit agreement with General Electric Capital Corporation. The credit agreement, consisting of $10.0 million revolving credit facility and $10.0 million acquisition credit facility had remained unused. We recorded the write-off of approximately $0.3 million in related deferred financing and termination fees in fiscal 2006.

On April 16, 1998, we issued, in a private placement, $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, which were subsequently exchanged on May 12, 1998, for $75 million aggregate principal amount of 10% Senior Subordinated Notes due 2008, Series A, registered with the Securities and Exchange Commission (the “Notes”). After paying issuance costs of approximately $2.7 million, we received proceeds of $72.3 million, which were used to repay a portion of the indebtedness outstanding under our Revolving Credit Agreement. Interest on the Notes accrues from the date of issuance, and is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes were redeemable for cash at any time on or after April 15, 2003, at our option, in whole or in part, at redemption prices set forth in the Indenture. The Notes placed certain restrictions on incurring additional indebtedness, the creation of liens, sales of assets, mergers and consolidations and payment of dividends, among other things. A default provision defined acceleration of any indebtedness and failure to pay any indebtedness at maturity resulted in a default under the Notes.

On December 30, 2005, in connection with the sale of the Pharmacy Business, we redeemed in full our 10% Senior Subordinated Notes due 2008 in the amount of $20.4 million. We recorded the write-off of approximately $0.5 million in related deferred financing fees and call premium in fiscal 2006.

5.	Acquisition of a Business

On June 2, 2006, we acquired select assets of Melmedica Children’s Healthcare, Inc. for a purchase price of $1.6 million in cash. Under the terms of the Asset Purchase Agreement, Melmedica will retain all of the business accounts receivable arising from sales generated prior to the closing of the transaction. Melmedica is a multi-site pediatric private duty nursing business operating in the Illinois and Indiana markets. The Company integrated some of Melmedica’s Illinois operations into its existing nursing operations in the Chicago area. The purchase price has been allocated to identifiable intangible assets consisting principally of noncompete agreements of $0.1 million and goodwill of $1.4 million. The remaining purchase price was allocated to fixed assets based on the fair value of those fixed assets. Effective with the adoption of SFAS No. 142, the purchase price allocation of $1.4 million of goodwill is not being amortized; however it is being amortized and deducted for tax purposes.

The purchase method of accounting was used to record this acquisition and the results of operations of the acquired company are included in the accompanying consolidated statements of operations from the date of the acquisition.

6.	Leases

We lease office space as well as certain automobiles and medical equipment under operating leases that expire at various dates through 2013. Rent expense from continuing operations was approximated $3.6 million, $3.5 million and $3.6 million under these leases for the years ended September 30, 2006, 2005 and 2004, respectively. Rent expense from discontinued operations was approximated $2.4 million, $3.0 million and $2.9 million under these leases for the years ended September 30, 2006, 2005 and 2004, respectively.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases—continued

At September 30, 2006, the future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year were as follows:

Year ending September 30,	Continuing Operations	Discontinued Operations
2007	1,970,000	979,000
2008	1,716,000	816,000
2009	1,426,000	477,000
2010	1,205,000	315,000
2011 and thereafter	2,222,000	115,000

	$8,539,000	$2,702,000

7.	Stock Option Plans

Our Stock Option Plan (the “Option Plan”) provides for the granting of stock options covering up to 2,300,000 shares of Common Stock, of which 767,550 options are outstanding to eligible participants as of September 30, 2006. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted to those persons who are officers or employees of our company or to certain outside consultants.

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

Under our Directors’ Stock Option Plan, directors of our company who are not officers or employees may receive stock options annually to purchase shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Board of Directors’ Compensation Committee has the authority and sole discretion to make grants of options under the Plan in addition to the annual grants described above. A total of 650,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors’ Stock Option Plan, of which 278,500 options are outstanding to eligible participants as of September 30, 2006.

See Note 1 summary of our significant accounting policies for further discussion of the Company’s accounting for its stock option plans.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Income Taxes

The income tax expense (benefit) for the years ended September 30, 2006, 2005 and 2004 is summarized below:

	2006	2005	2004
Current:
Federal	$16,378	$(3,874,822)	$(4,082,653)
State	(1,586,453)	(908,254)	(1,099,878)

	(1,570,075)	(4,783,076)	(5,182,531)
Deferred:
Federal	(2,594,308)	431,262	(146,833)
State	1,144,893	(373,852)	(17,274)

	(1,449,415)	57,410	(164,107)

Net tax benefit continuing operations	$(3,019,490)	$(4,725,666)	$(5,346,638)

Net tax expense discontinued operations	$19,435,529	$7,074,345	$7,785,024

A reconciliation of the income tax expense (benefit) related to the statutory federal income tax rate is as follows:

	2006	2005	2004
Statutory federal income tax rate of 35% for fiscal 2006 and 34% for fiscal 2005 and 2004, respectively, applied to pre-tax income	$(3,225,107)	$(3,503,772)	$(4,772,274)
State income taxes, net of federal tax benefit	(293,454)	(473,276)	(556,008)
State income tax examination adjustment	-	186,000	-
Effect of change in state income tax effective rate on deferred items	260,857	(304,560)	-
Change in valuation allowance	(28,175)	(321,333)	(244,851)
Effect of permanent differences	(20,236)	(115,564)	225,159
Effect of change in state apportionment on pre-apportionment NOL carryforward	174,474	-	-
Change in reserve	-	(207,000)	-
Other, net	112,151	13,839	1,336

Net tax benefit continuing operations	$(3,019,490)	$(4,725,666)	$(5,346,638)

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—continued

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	2006	2005
Allowance for doubtful accounts	$770,361	$1,463,513
Non-accrued experience method	(118,276)	(239,994)
State tax net operating loss	1,477,029	2,864,196
State tax credits	328,558	507,173
Payroll related accruals	1,020,892	1,292,289
Nonqualified stock options	345,301	-
Insurance related accruals	6,378,884	4,553,560
Property and equipment and intangibles	200,771	(969,465)
Other, net	147,259	(173,920)

Net deferred tax asset	10,550,779	9,297,352
Valuation allowance on state net operating losses	(1,141,123)	(1,398,598)
Valuation allowance on state tax credits	(159,240)	(97,769)

Net deferred tax asset	$9,250,416	$7,800,985

As of September 30, 2006, we have approximately $8.3 million of net operating loss carryforwards relating to certain states, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2014 and 2025.

We evaluate our deferred tax assets quarterly to determine whether it is more likely than not that the deferred tax assets will be realized. We have applied a valuation allowance on certain State NOL’s and State tax credits where we have determined we will not be able to utilize the NOL before its expiration. The use of the remaining State NOL’s and credits is subject to the successful completion of our strategic plan which includes generating future taxable income.

We received approximately $0.0 million, $0.02 million and $0.2 million in cash income tax refunds during fiscal 2006, 2005 and 2004, respectively.

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

Accounts receivable—The carrying amounts reported in the balance sheets approximate their fair value.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments—continued

Long and short-term debt—The fair value of our Notes as determined by quotations on the applicable quotation service was approximately $20.4 million at September 30, 2005. The carrying amounts for short-term debt reported in the balance sheets approximate their fair value.

10.	Employee Benefits

We have a contributory savings plan (the “Savings Plan”), which qualifies under Section 401(k) of the Internal Revenue Code (“Code”), covering all employees of our company (except, among others, highly compensated employees as defined in the Savings Plan, certain employees designated as part-time employees and employees deemed to be leased employees within the meaning of certain provisions of the Code). We, at our discretion, may match 33% of employee contributions to a maximum of 6% of employee earnings each Savings Plan year. Company contributions to the Savings Plan were approximately $0.4 million, $0.3 million and $0.4 million for the years ended September 30, 2006, 2005 and 2004, respectively.

Effective January 1, 2004, we adopted the amended and restated Pediatric Services of America, Inc. Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) for certain of our employees. On January 1, 2005, the Plan was further amended to comply with recently enacted tax law changes. The purpose of this Plan is to provide selected management or highly compensated personnel of our company with the opportunity to defer amounts of their compensation which might not otherwise be deferrable under other company plans, including the Savings Plan, and to receive the benefits of deferring their compensation, in the absence of certain restrictions and limitations in the Code. Participants elect the amount of pay they wish to defer up to the maximum percentage of compensation for the tier to which the employee is a member. Maximum deferrals range from 10% to 100% of compensation. We, at our discretion, may contribute to the Plan an amount equal to a percentage of the amount each Participant contributes to the Plan. The Non-Qualified Plan is intended to be an unfunded plan for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Company contributions and voluntary compensation deferrals are held in a “Rabbi Trust” as that term is defined in Revenue Procedure 92-64, 1992-2 C.B. 422. Distributions of Plan contributions and earnings will be made upon termination of employment, disability, retirement or the financial hardship of the participant. In-service benefits are also available to participants. Company contributions to the Non-Qualified Plan were approximately $0.1 million, respectively for the years ended September 30, 2006, 2005 and 2004. At September 30, 2006 and 2005, the Non-Qualified Plan’s assets of $2.6 million and $2.3 million, respectively, represented the cash surrender value of insurance policies for which the Company is the sole beneficiary and are included in insurance cash surrender value and recoveries. The Non-Qualified Plan’s liabilities are discounted at 5.00% and 4.75% at September 30, 2006 and 2005, respectively. The Non-Qualified Plan’s liabilities at September 30, 2005 and 2004 were $1.4 million and $1.6 million, respectively, and are included in deferred compensation and accrued compensation.

Effective January 1, 1996, our Board of Directors adopted the Pediatric Services of America, Inc. Employee Stock Purchase Plan (the “ESPP”) as amended and approved by the shareholders at the January 29, 2002 Annual Meeting. The ESPP is administered by the Compensation Committee of the Board of Directors. Participant contributions in the ESPP are made through quarterly payroll deductions on an after-tax basis. On or about the last day of the calendar quarter, we contribute 15% of the total amount of each employee’s contributions to the ESPP for that quarter. Participants and company contributions are used to purchase shares of Common Stock at fair market value on the open market on or about the last day of the respective quarter. Company contributions to the ESPP were approximately $32,000, $39,000 and $34,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

11.	Commitments and Contingencies

As a result of operating in the healthcare industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of September 30, 2006, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that our coverage limits of insurance will be adequate.

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

Our former worker’s compensation carrier, Atlantic Mutual, received a downgrade in their AM Best financial rating following nonpayment of interest and subsequently requested a voluntary withdrawal of its AM Best rating (see Note 1 “Allowance for insurance recoveries”).

In December, 2005 we received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have reviewed the basis for the claim and believe it is substantially without merit. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results. As of September 30, 2006, we had no material claims, disputes or unsettled matters with third party payors except as disclosed above, nor were there any material pending settlements with third party payors.

During fiscal 2003, as a result of a field audit by a Medicare carrier, we were notified of an asserted claim for recoupment of approximately $1.7 million of accounts receivable related to our discontinued RTES operations. The carrier claimed that clinical documentation contained in the patients’ medical records to substantiate the payments for the services provided was incomplete. We investigated the assertion and determined that the alleged insufficiency related to information that is required to be maintained in the patient’s medical record.

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

Basic income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method). For the years ended September 30, 2006, 2005 and 2004, the weighted average shares outstanding for continuing operations for basic and diluted computations are the same as the impact of common equivalent shares on earnings per share is anti-dilutive.

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income (loss) from continuing and discontinued operations per share:

	Year Ended September 30,
	2006	2005	2004
Denominator for basic income per share-weighted average shares	7,413,478	7,202,973	6,948,254
Effect of dilutive securities:
Options	-	-	-

Denominator for diluted income per share—adjusted weighted average shares	7,413,478	7,202,973	6,948,254

Antidilutive securities:
Options	230,125	260,234	298,591

13.	Segments

We have two reportable segments: Nursing and PPEC. Our Nursing division consists primarily of private duty home nursing care for predominately pediatric patients. Our PPEC division contains Prescribed Pediatric Extended Care Centers which provide daily medical care for medically fragile children.

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

Our reportable segments are defined based on the predominant line of net revenue which are reviewed by the CODM. All periods presented have been reclassified to conform to the current year presentation. The RTES and Pharmacy business have been reclassified to discontinued operations (See Note 2 and 15).

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments—continued

The following table summarizes goodwill for each of our company’s operating segments:

	Goodwill
	September 30,
	2006	2005
Nursing	$19,284,475	$17,875,523
PPEC	735,055	735,055

Total	$20,019,530	$18,610,578

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments—continued

The following table summarizes certain information for each of our company’s operating segments:

	Nursing	PPEC	Consolidated Total
Year Ended September 30, 2006
Net revenue	$108,406,542	$10,953,742	$119,360,284

Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	71,907,353	563,057	72,470,410
Pharmacy product and supplies	-	-	-
Disposables/Supplies	49,165	40,053	89,218

Total cost of goods and services	71,956,518	603,110	72,559,628
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	14,037,232	5,889,700	19,926,932
Business Insurance	4,375,153	390,812	4,765,965
Overhead	5,756,160	1,814,661	7,570,821

Total operating costs and expenses	24,168,545	8,095,173	32,263,718

Provision for doubtful accounts	151,113	(25,197)	125,916
Depreciation	178,200	202,158	380,358

Branch office contribution margin	$11,952,166	$2,078,498	$14,030,664

Year Ended September 30, 2005
Net revenue	$103,529,395	$10,617,095	$114,146,490

Costs of goods and services (exclusive of depreciation shown separately below)
Nursing and therapist salaries, wages, benefits and supplies	67,543,899	575,821	68,119,720
Pharmacy product and supplies		860	860
Disposables/Supplies	42,755	31,947	74,702

Total cost of goods and services	67,586,654	608,628	68,195,282
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	13,811,475	5,725,453	19,536,928
Business Insurance	3,800,614	364,024	4,164,638
Overhead	5,354,522	1,628,397	6,982,919

Total operating costs and expenses	22,966,611	7,717,874	30,684,485

Provision for doubtful accounts	704,524	(25,443)	679,081
Depreciation	182,049	188,137	370,186

Branch office contribution margin	$12,089,557	$2,127,899	$14,217,456

Year Ended September 30, 2004
Net revenue	$98,243,091	$8,469,935	$106,713,026

Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	63,201,697	373,689	63,575,386
Pharmacy product and supplies	3,887	1,451	5,338
Disposables/Supplies	39,853	39,199	79,052

Total cost of goods and services	63,245,437	414,339	63,659,776
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	13,821,496	5,206,256	19,027,752
Business Insurance	4,561,337	348,594	4,909,931
Overhead	5,664,122	1,541,387	7,205,509

Total operating costs and expenses	24,046,955	7,096,237	31,143,192

Provision for doubtful accounts	1,023,756	71,235	1,094,991
Depreciation	227,985	155,140	383,125

Branch office contribution margin	$9,698,958	$732,984	$10,431,942

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments—continued

	Year Ended September 30,
	2006	2005	2004
Total profit for reportable segments	$14,030,664	$14,217,456	$10,431,942

Corporate, general and administrative	(21,063,982)	(21,692,110)	(21,661,664)
Corporate depreciation and amortization	(651,532)	(626,746)	(573,089)
Provision for insurance recoveries	(2,430,679)	-	-
Other income	53,857	65,000	5,600
Early extinguishment of debt	(837,178)	-	-
Interest income	2,248,428	211,689	139,148
Interest expense	(564,169)	(2,480,501)	(2,378,036)

Loss from continuing operations, before income tax benefit	$(9,214,591)	$(10,305,212)	$(14,036,099)

Travel, auto, equipment leases and delivery charges which are included in other operating costs and expenses are not segregated between the portions related directly to patient care expenses and the portions related to overhead. The following table summarizes these expenses:

	Year Ended September 30,
	2006	2005	2004
Travel	$245,959	$202,290	$258,397
Auto gas, mileage and repairs	891,871	802,680	742,812
Auto leases	177,815	168,215	119,104
Delivery charges	67,942	69,192	78,250

	$1,383,587	$1,242,377	$1,198,563

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for fiscal 2006 and 2005 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Fiscal 2006 (1)
Net revenue	$27,933	$29,203	$30,328	$31,896
Operating loss	(2,524)	(1,863)	(1,693)	(4,036)
Loss from continuing operations before income tax benefit	(3,533)	(1,236)	(991)	(3,455)
Loss from continuing operations	(2,418)	(790)	(530)	(2,458)
Income from discontinued operations, net of tax	2,021	1,308	1,158	1,116
Gain on sale from discontinued operations, net of tax	24,579	80	(4)	63
Net income	24,182	598	624	(1,279)
Net income per share
Basic	$3.33	$0.08	$0.08	$(0.17)
Diluted	$3.33	$0.08	$0.08	$(0.17)

	Quarter
	First	Second	Third	Fourth
Fiscal 2005
Net revenue	$28,861	$28,482	$28,700	$28,103
Operating loss	(1,097)	(2,351)	(2,013)	(2,641)
Loss from continuing operations before income tax benefit	(1,658)	(2,877)	(2,585)	(3,186)
Loss from continuing operations	(1,092)	(1,933)	(1,267)	(1,288)
Income from discontinued operations, net of tax	2,841	2,817	2,741	2,847
Net income	1,749	884	1,474	1,559
Net income per share
Basic	$0.25	$0.12	$0.20	$0.21
Diluted	$0.25	$0.12	$0.20	$0.21

(1) Results of Operations in the fourth quarter include an allowance of $2.4 million on the full value of the insurance recoveries receivable for Atlantic Mutual (See Note 1).

15.	Subsequent Event

On October 1, 2006, we completed our annual renewal of our risk management program. We renewed our insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A- by AM Best Company. Per claim self-insured retention amounts remained at $1.0 million with an annual aggregate self-insured retention amount of $8.0 million and an annual aggregate coverage limit of $15.0 million. We renewed our workers’ compensation policy with Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company, with the deductible remaining at $0.35 million.

On November 6, 2006, we completed the sale of substantially all of the assets of our RTES business to Lincare, Inc. The aggregate purchase price was $35.2 million in cash of which $30.0 million was received at closing. The remainder of the purchase price is due upon the satisfaction of certain criteria, including the successful transition of certain patients and the collection of outstanding accounts receivable at closing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Pediatric Services of America, Inc.

We have audited the accompanying consolidated balance sheets of Pediatric Services of America, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pediatric Services of America, Inc. at September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pediatric Services of America, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

December 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

MANAGEMENT’S ASSESSMENT AND THE EFFECTIVENESS OF

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Pediatric Services of America, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Pediatric Services of America, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pediatric Services of America, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Pediatric Services of America, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pediatric Services of America, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 of Pediatric Services of America, Inc. and our report dated December 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

December 7, 2006

PEDIATRIC SERVICES OF AMERICA, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedules

Schedules numbered in accordance with Rule 5.04 of Regulation S-X

Page No.
II Valuation and Qualifying Accounts	81

All schedules except Schedule II have been omitted because the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant, or the schedules are not applicable.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

PEDIATRIC SERVICES OF AMERICA, INC.

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended September 30, 2004
Deducted from asset account:
Allowance for doubtful accounts	$737,000	$1,095,000	$-		$502,000	(1)	$1,330,000

Valuation allowance for net deferred tax assets	$1,863,000	$-	-		$245,000	(2)	$1,618,000

Year ended September 30, 2005
Deducted from asset account:
Allowance for doubtful accounts	$1,330,000	$679,000	$-		$1,299,000	(1)	$710,000

Valuation allowance for net deferred tax assets	$1,618,000	-	$199,000	(3)	$321,000	(2)	$1,496,000

Year ended September 30, 2006
Deducted from asset account:
Allowance for doubtful accounts	$710,000	$126,000	-		$295,000	(1)	$541,000

Allowance for insurance recoveries	$-	$2,431,000	-		-		$2,431,000

Valuation allowance for net deferred tax assets	$1,496,000	$-	$(168,000	)(3)	$28,000	(2)	$1,300,000

1) Uncollectible accounts written off, net of recoveries.

2) Change in valuation allowance.

3) Effect of change in state income tax effective rate.

INDEX TO EXHIBITS

Exhibits

The following exhibits are filed with this report. We will furnish any exhibit at no charge upon request to Pediatric Services of America, Inc., 310 Technology Parkway, Norcross, Georgia 30092-2929.

10.1	Asset Purchase Agreement, dated August 25, 2006, as amended September 29, 2006, October 30, 2006 and November 6, 2006 by and among Lincare, Inc., the Company and certain Company affiliates named therein.

10.1(a)	First Side Letter, dated August 25, 2006, as amended September 29, 2006, October 30, 2006 and November 6, 2006, by and among Lincare, Inc., the Company and certain affiliates named therein.

10.1(b)	Second Side Letter, dated November 6, 2006, by and among Lincare, Inc., the Company and certain affiliates named therein.

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

24	Powers of Attorney

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (CEO)

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)