Form 10-K/A
period 2006-09-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2007-02-09
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on February 6, 2007 is incorporated herein by reference in Part III of this Annual Report on Form 10-K/A.

PEDIATRIC SERVICES OF AMERICA, INC.

ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended September 30, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended September 30, 2006 initially filed with the U.S. Securities and Exchange Commission on December 12, 2006 (“Original Filing”), reflects a restatement (“Restatement”) of our Consolidated Financial Statements as of September 30, 2006 and 2005 and for the year ended September 30, 2006. The determination by management to restate these financial statements was made as a result of net income in the first quarter of this year being overstated by a total of approximately $2.8 million, resulting from an error in the classification of non-deductible goodwill as a temporary difference instead of a permanent difference between book and tax income and a reclassification between current and noncurrent deferred tax assets and liabilities as of September 30, 2006 and 2005.

This Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II of the Original Filing, and references to this “Form 10-K” have been revised to refer to this “Form 10-K/A.” Except for the items described above, no other information in the Original Filing, including the exhibits thereto, is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, Item 15 of Part IV of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002. An updated consent of our independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to the Form 10-K/A as Exhibits 23, 31.1, 31.2, 32.1 and 32.2.

This Form 10-K/A is being filed to reflect and effect the Restatement for the annual and quarterly consolidated financial statements, and as such, our previously issued consolidated financial statements and related financial information for the year ended September 30, 2006 should no longer be relied upon.

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K/A contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of our company. When used in this Form 10-K/A, the words “may,” “targets,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. We caution that various factors, including the factors described below and elsewhere in this report, including those set forth in Item 1A under the caption “Risk Factors”, as well as those discussed in our other filings with the Securities and Exchange Commission, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf. The following are among the important factors that could cause actual results to differ materially from the results discussed herein:

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

The following discussion should be read in conjunction with our audited consolidated financial statements included in this Annual Report on Form 10-K/A.

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

ITEM 1A.    RISK FACTORS

You should carefully consider the following risk factors, as well as other information contained in or incorporated by reference in this Annual Report on Form 10-K/A. The risks and uncertainties described below are those that we currently believe may materially affect our company. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect our company in the future. If any of the risks discussed below actually occur, our business, financial condition, operating results, or cash flows could be materially adversely affected.

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

A copy of this Annual Report on Form 10-K/A, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available free of charge, on the Internet at the Company’s website, www.psahealthcare.com, as soon as practical after we file such reports with, or furnish such reports to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report. Our reports are also available free of charge by mail upon written request to the Company’s Secretary at the address listed above.

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

ITEM 4 (A).    EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of our company including their ages as of the date of this Annual Report on Form 10-K/A, their principal occupations for at least the past five years, the year in which each was elected and any directorships held by them in other public companies. Unless otherwise indicted, the information set forth herein is as of September 30, 2006.

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

You should read the following selected consolidated financial data in conjunction with our restated Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A. The statement of income data for the year ended September 30, 2006 and the balance sheet data as of September 30, 2006 and 2005, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K/A.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended September 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of operations data (1) (2) (3) (4) (5):
Net revenue	$119,360	$114,146	$106,713	$101,941	$99,313
Costs of goods and services (exclusive of depreciation shown separately below)	72,560	68,195	63,660	61,068	60,228
Other operating costs and expenses
Salaries, wages and benefits	19,927	19,537	19,028	18,393	17,259
Business insurance	4,766	4,165	4,910	4,406	2,370
Overhead	7,571	6,983	7,206	6,049	6,053

Other operating costs and expenses	32,264	30,685	31,144	28,848	25,682
Corporate, general and administrative
Salaries, wages and benefits	14,211	14,128	15,768	13,838	13,351
Business insurance	255	208	148	319	284
Professional services	3,816	4,476	2,804	2,125	1,783
Overhead	2,781	2,880	2,942	2,749	2,848

Corporate, general and administrative	21,063	21,692	21,662	19,031	18,266
Provision for doubtful accounts	126	679	1,095	195	337
Provision for insurance recoveries	2,431	-	-	-	-
Depreciation and amortization	1,032	997	956	1,312	1,280

Operating loss	(10,116)	(8,102)	(11,804)	(8,513)	(6,480)
Interest income	2,248	212	139	138	167
Interest expense	(564)	(2,481)	(2,378)	(2,429)	(2,766)
(Loss) gain on early extinguishment of debt	(837)	-	-	100	417
Other income	54	65	6	56	-

Loss from continuing operations before income tax benefit	(9,215)	(10,306)	(14,037)	(10,648)	(8,662)
Income tax benefit	(3,019)	(4,726)	(5,347)	(3,934)	(12,801)

(Loss) income from continuing operations	(6,196)	(5,580)	(8,690)	(6,714)	4,139
Discontinued operations:
Income from discontinued operations, net of tax	5,603	11,246	12,702	11,841	9,561
Gain on disposal of discontinued operations, net of tax	21,898	-	-	-	361

Net income	$21,305	$5,666	$4,012	$5,127	$14,061

Denominator share data:
Denominator for basic income per share-weighted average shares	7,413	7,203	6,948	6,861	6,791
Effect of dilutive securities:
Stock options					359

Denominator for diluted income per share-weighted average shares	7,413	7,203	6,948	6,861	7,150

Income per share data:
Basic net income per share data:
(Loss) income from continuing operations	$(0.84)	$(0.77)	$(1.25)	$(0.98)	$0.61
Discontinued operations:
Income from discontinued operations, net of tax	0.76	1.56	1.83	1.73	1.41
Gain on disposal of discontinued operations, net of tax	2.95	-	-	-	0.05

Net income	$2.87	$0.79	$0.58	$0.75	$2.07

Diluted net income per share data:
(Loss) income from continuing operations	$(0.84)	$(0.77)	$(1.25)	$(0.98)	$0.58
Discontinued operations:
Income from discontinued operations, net of tax	0.76	1.56	1.83	1.73	1.34
Gain on disposal of discontinued operations, net of tax	2.95	-	-	-	0.05

Net income	$2.87	$0.79	$0.58	$0.75	$1.97

Balance sheet data: (1)
Working capital	$79,899	$71,792	$66,569	$58,967	$55,740
Total assets	133,498	128,339	128,560	117,763	104,428
Long-term obligations, net of current portion	-	20,350	20,350	20,460	24,642
Total stockholders’ equity	98,611	73,569	66,452	61,063	55,774

1) The amounts above have been adjusted to reflect the Restatement Items for September 30, 2006 and 2005.

2) All amounts have been restated to reflect our pharmacy business, sold in fiscal 2006, as a discontinued operation.

3) All amounts have been restated to reflect our RTES business as a discontinued operation.

4) All amounts have been restated to reflect our paramedical testing business, Paramedical Services of America Inc., sold in fiscal 2000, as a discontinued operation.

5) Earnings reflect the adoption of Financial Accounting Standards Board Statement No. 142, in fiscal year 2002, prohibiting the amortization of goodwill and intangibles with indefinite useful lives.

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

Company Events & Updates

Restatement of Financial Statements

In connection with the preparation of our income tax returns, we became aware of a certain tax accounting issue related to September 30, 2006 and determined that the restatement of our previously issued Consolidated Financial Statements as of September 30, 2006 and 2005 and for the year ended September 30, 2006 was necessary.

The restatement is a result of an error made in the classification of non-deductible goodwill as a temporary difference instead of a permanent difference between book and tax income. The goodwill was related to the sale of our discontinued pharmacy business. The net income during the Restatement Period was overstated by a total of $2.8 million.

Furthermore, in connection with our review of our other deferred tax assets and liabilities, we identified certain reclassifications between current and noncurrent deferred tax assets and tax liabilities for September 30, 2006 and September 30, 2005 balances.

The following table summarizes the net impact of the restatement corrections for the selected balance sheet line items as of September 30, 2006 and September 30, 2005 (in thousands):

September 30, 2006	Current Deferred Income Tax Asset	Noncurrent Deferred Income Tax Asset	Total Assets	Total Liabilities and Stockholder's Equity
As previously reported	$7,185	$2,066	$136,319	$136,319
Adjustments	(3,987)	1,166	(2,821)	(2,821)

As restated	$3,198	$3,232	$133,498	$133,498

September 30, 2005	Current Deferred Income Tax Asset	Noncurrent Deferred Income Tax Asset	Total Assets	Total Liabilities and Stockholder's Equity
As previously reported	$6,895	$906	$128,339	$128,339
Adjustments	(4,139)	4,139	—	—

As restated	$2,756	$5,045	$128,339	$128,339

The following table summarizes the net impact of the restatement corrections for selected income statement line items for the year ended September 30, 2006 (in thousands):

Year Ended September 30, 2006	Gain on sale of discontinued operations, net of tax	Basic Earnings per share	Diluted Earnings per share
As previously reported	$24,719	$3.33	$3.33
Adjustments	$(2,821)	(0.38)	(0.38)

As restated	$21,898	$2.95	$2.95

Year Ended September 30, 2006	Net income	Basic Earnings per share	Diluted Earnings per share
As previously reported	$24,126	$3.25	$3.25
Adjustments	$(2,821)	(0.38)	(0.38)

As restated	$21,305	$2.87	$2.87

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

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million. We recorded the gain of approximately $21.9 million, net of approximately $18.7 million for income taxes. As part of the transaction, the parties executed a transition services agreement that provided for the collection of outstanding accounts receivable for a period of 180 days and order fulfillment, billing services and related accounting services for a period of 120 days after closing. As of September 30, 2006, we had satisfied all performance criteria under the transition services agreement; however, as we continue to receive payments on the sold accounts receivable we will remit these funds to Accredo.

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

Operations

We have two reportable segments: (i) Nursing and (ii) PPEC (see “Notes to Consolidated Financial Statements”—Note 14).

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

The sale of the RTES business was determined to be a “triggering event” requiring us to perform a second impairment test as of September 30, 2006 (See Note 16). As a result of this test, there was no resulting impairment. Subsequent impairments, if any, would be classified as operating expenses.

The sale of the Pharmacy business was determined to be a “triggering event” requiring us to perform a second impairment test as of September 30, 2005 (See Note 3). As a result of this test, there was no resulting impairment. Subsequent impairments, if any, would be classified as operating expenses.

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

Income tax benefit for continuing operations decreased $1.7 million, or 36%, to a benefit of $3.0 million in fiscal 2006 from a benefit of $4.7 million in fiscal 2005 (See Note 9 for further discussion).

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

Income tax benefit from continuing operations decreased $0.6 million, or 12%, to a benefit of $4.7 million in fiscal 2005 from a benefit of $5.3 million in fiscal 2004 (See Note 9 for further discussion).

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

For fiscal 2006, we had a current income tax expense of $17.9 million and a deferred income tax expense of $1.3 million resulting in a total income tax expense of $19.2 million.

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

Asset Sales

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million (See Note 3).

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

Asset Purchases

On June 2, 2006, we acquired select assets of Melmedica Children’s Healthcare, Inc. for a purchase price of $1.6 million in cash. (See Note 6).

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

The Company received notification of a claim from one commercial payor primarily relating to our discontinued Pharmacy operation (see Note 12).

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

Our consolidated financial statements and supplemental schedule and the related notes as of September 30, 2006 and 2005, and for each of the three years in the period ended September 30, 2006, together with the report of independent registered public accounting firm and report of independent registered public accounting firm on management’s assessment and the effectiveness of internal control over financial reporting, are set forth on pages 47-84 of this Annual Report on Form 10-K/A.

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

Management’s annual report on internal control over financial reporting.    Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K/A a report on management’s assessment of the effectiveness of our internal control over financial reporting, as well as an attestation report from our independent registered public accounting firm on management’s assessment of the effectiveness of our internal control over financial reporting. Management’s annual report on internal control over financial reporting and the related attestation report from our independent registered public accounting firm are located in Item 8 herein and are incorporated herein by reference.

Evaluation of disclosure controls and procedures.    In our Annual Report on Form 10-K for the year ended September 30, 2006, we reported that our management carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequently, we became aware of a material weakness in our internal controls over financial reporting; namely, that the Company did not have adequate review procedures of the work performed by the Company’s tax advisors, to enable the Company to properly consider and apply generally accepted accounting principles for taxes and to ensure that the rationale for certain tax positions was adequately documented and appropriately communicated.

This material weakness resulted in this amendment to our Annual Report on Form 10-K/A for the year ended September 30, 2006, in order to restate the financial statements for the year ended September 30, 2006. Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of September 30, 2006.

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

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our Board of Directors set forth under the captions “Proposal 1—Election of Directors—Nominees for Election as Directors at the 2007 Annual Meeting” and “Proposal 1—Election of Directors—Continuing Directors” in our Proxy Statement for our 2007 Annual Meeting of Stockholders (“2007 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K/A under the caption “Executive Officers of the Registrant.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 401(h) of Regulation S-K), and compliance with Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), is set forth under the caption “Committees of the Board” in our 2007 Proxy Statement and is incorporated herein by reference.

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

Our consolidated financial statements and the related report of independent auditors which are required to be filed as part of this Report are included in this Annual Report on Form 10-K/A. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of September 30, 2006 restated and 2005.

•	Consolidated Statements of Operations for the years ended September 30, 2006 restated, 2005 and 2004.

•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2006 restated, 2005 and 2004.

•	Consolidated Statements of Cash Flows for the years ended September 30, 2006 restated, 2005 and 2004.

•	Notes to Consolidated Financial Statements restated.

(2)	Financial Statement Schedules

The financial statement schedule referred to in Item 8 is described in the “Index to Financial Statement Schedule” included in this Report on page 83. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not significant under the related instructions or are inapplicable and therefore have been omitted.

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

2.0	Shareholder Rights Plan dated September 22, 1998 (incorporated by reference to the Company’s Registration Statement on Form 8-A filed October 13, 1998).

2.1	Rights Agreement dated September 22, 1998, by and between Mellon Shareholder Services, LLC and the
Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated
September 22, 1998).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to
Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-77880) filed on
May 31, 1994).

3.4	Certificate of Correction to Certificate of Amendment of the Amended and Restated Certificate of
Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-
Q for the quarter ended December 31, 1997).

3.2	Amended and Restated Bylaws of the Company, adopted May 3, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 3, 2005).

10.1	Asset Purchase Agreement, dated August 25, 2006, as amended September 29, 2006, October 30,
2006 and November 6, 2006 by and among Lincare, Inc., the Company and certain Company affiliates named therein.†

10.1(a)	First Side Letter, dated August 25, 2006, as amended September 29, 2006, October 30, 2006 and November 6, 2006, by and among Lincare, Inc., the Company and certain affiliates named therein.†

10.1(b)	Second Side Letter, dated November 6, 2006, by and among Lincare, Inc., the Company and certain affiliates named therein.†

10.2	Asset Purchase Agreement, dated May 9, 2006, by and between Pediatric Services of America, Inc., a
Georgia corporation and Melmedica Children’s Healthcare, Inc. (incorporated by reference to Exhibit
10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.3	Asset Purchase Agreement, dated October 7, 2005, by and among Accredo Health Group, Inc., the
Company and certain Company affiliates named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-K dated October 7, 2005).

10.9	Executive Compensation Plans and Arrangements:

	(e)	Pediatric Services of America, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement of Form S-1 filed on May 31, 1994).

	(f)	Pediatric Services of America, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8(f) of the Company’s Annual Report Form 10-K for the fiscal year ended September 30, 1995).

	(t)	Pediatric Services of America, Inc. Amended and Restated Stock Option Plan, effective November 28, 2002 (incorporated by reference to Exhibit 10.9(t) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

	(u)	Pediatric Services of America, Inc. Amended and Restated Directors’ Stock Option Plan including Amendment No. 1, effective November 28, 2002 (incorporated by referenced to Exhibit 10.9(u) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

	(v)	Amendment No. 1 to the Pediatric Services of America, Inc. Employee Stock Purchase Plan, dated February 1, 2002 (incorporated by reference to Exhibit 10.9(v) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

	(x)	Amended and Restated Employment Agreement, dated November 7, 2002 between the Company and James M. McNeill (incorporated by reference to Exhibit 10.9(x) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

	(aa)	Amendment No. 2 to the Company’s Amended and Restated Stock Option Plan, dated December 3, 2003 (incorporated by reference to Exhibit 10.9(aa) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

	(bb)	Amendment No. 2 to the Company’s Amended and Restated Directors Stock Option Plan, dated December 3, 2003 (incorporated by reference to Exhibit 10.9(bb) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

	(cc)	Amendment No. 3 to the Company’s Amended and Restated Stock Option Plan, adopted August 17, 2004 (incorporated by reference to Exhibit 10.9(cc) of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2004).

	(ff)	Employment Agreement by and between the Company and Daniel J. Kohl, effective December 15, 2004 (incorporated by reference to Exhibit 10.9(ff) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

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

† “Filed with the Initial Report”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

By:	/s/ DANIEL J. KOHL
Daniel J. Kohl President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth on February 9, 2007.

Signature	Title	Date

/s/ DANIEL J. KOHL Daniel J. Kohl	President and Chief Executive Officer (Principal Executive Officer)	February 9, 2007

/s/ JAMES M. MCNEILL James M. McNeill	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	February 9, 2007

* Michael E. Axelrod	Chairman of the Board	February 9, 2007

* Michael J. Finn	Director	February 9, 2007

* Robert P. Pinkas	Director	February 9, 2007

* Joel R. Kimbrough	Director	February 9, 2007

* Phyllis Yale	Director	February 9, 2007

* David Crane	Director	February 9, 2007

*By:	/s/ JAMES M. MCNEILL	February 9, 2007
James M. McNeill (Attorney in Fact)

PEDIATRIC SERVICES OF AMERICA, INC.

MANAGEMENT’S ANNUAL REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING (As Revised)

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

As originally filed on December 12, 2006 management concluded that our internal controls over financial reporting were effective as of September 30, 2006. In connection with the restatement of the Company’s consolidated financial statements as discussed in Note 2 to the consolidated financial statements, we have determined that the material weakness described below existed at September 30, 2006. Accordingly, we have revised our annual report on internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2006 management determined that:

•

The Company’s review and approval controls over the accounting for income taxes, including the determination and reporting of deferred income tax assets and liabilities and related income tax provision were insufficient. Specifically, the Company did not have adequate review procedures of the work performed by its tax advisors to enable the Company to properly consider and apply generally accepted accounting principles for taxes, and ensure that the rationale for certain tax positions was adequately documented and appropriately communicated. Additionally, the Company did not maintain effective controls to review and monitor the accuracy of its classification of its deferred tax assets and liabilities and the accuracy of the components of the income tax provision calculations and the related deferred income taxes and income tax provision. As a result, the Company concluded that its previously reported income tax provision and noncurrent deferred income taxes had been misstated. These control deficiencies resulted in the restatement of the annual and quarterly consolidated financial statements for 2006. These control deficiencies also resulted in the restatement of the annual consolidated financial statements as of September 30, 2005 and 2006.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report appears herein.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS (Restated)

	September 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$48,847,514	$19,036,512
Accounts receivable, less allowances for doubtful accounts of approximately $541,000 and $710,000 respectively	17,704,662	14,941,333
Prepaid expenses	944,446	1,105,838
Income taxes receivable	875,246	548,822
Deferred income taxes	3,197,398	2,756,102
Workers' compensation loss fund	4,528,970	3,424,411
Insurance recoveries, less allowances for insurance recoveries of approximately $1,327,000 at September 30, 2006	618,789	1,376,497
Other current assets	169,666	154,988
Assets held for sale	24,384,670	52,173,341

Total current assets	101,271,361	95,517,844

Property and equipment:
Home care equipment held for rental	72,901	367,303
Furniture and fixtures	9,911,658	11,327,377
Leasehold improvements	2,494,540	2,441,385

	12,479,099	14,136,065
Accumulated depreciation and amortization	(9,605,335)	(11,426,176)

	2,873,764	2,709,889
Other assets:
Goodwill, less accumulated amortization of approximately $3,721,000	20,019,530	18,610,578
Certificates of need, less accumulated amortization of approximately $672,000 and $650,000, respectively	-	22,938
Deferred financing fees, less accumulated amortization of approximately $836,000 at September 30, 2005	-	535,190
Noncompete agreements, less accumulated amortization of approximately $868,000 and $938,000, respectively	127,333	21,666
Deferred income taxes	3,232,064	5,044,883
Workers’ compensation bond collateral	1,261,954	1,525,466
Insurance cash surrender value and recoveries, less allowance for insurance recoveries of approximately $1,104,000 at September 30, 2006	4,454,032	4,121,576
Other	257,789	229,070

	29,352,702	30,111,367

Total assets	$133,497,827	$128,339,100

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS (Restated)—(Continued)

	September 30,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,038,922	$6,032,263
Accrued compensation	5,262,036	5,738,310
Accrued insurance	6,897,386	5,365,586
Refunds payable	2,116,440	2,648,007
Accrued interest	42,000	985,124
Professional service liabilities	865,620	743,312
Additional rent payable	1,484,137	811,689
Transition services	357,467	-
Other accrued liabilities	405,688	371,372
Deferred revenue	902,351	794,399
Held for sale liabilities	-	235,697

Total current liabilities	21,372,047	23,725,759

Long-term accrued insurance	12,375,458	9,584,434
Long-term income taxes payable	88,000	88,000
Deferred compensation	1,051,011	1,022,215
Long-term obligations, net of current maturities	-	20,350,000

Total liabilities	34,886,516	54,770,408

Redeemable preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-

Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized 7,532,813 and 7,261,888 shares issued and outstanding in 2006 and 2005, respectively	75,328	72,619
Additional paid-in capital	55,804,609	52,069,599
Retained earnings	42,731,374	21,426,474

Total stockholders’ equity	98,611,311	73,568,692

Total liabilities and stockholders’ equity	$133,497,827	$128,339,100

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

	Year ended September 30,
	2006	2005	2004
Net revenue	$119,360,284	$114,146,490	$106,713,026
Costs and expenses:
Costs of goods and services (exclusive of depreciation shown separately below)	72,559,628	68,195,282	63,659,776
Other operating costs and expenses
Salaries, wages and benefits	19,926,932	19,536,928	19,027,752
Business insurance	4,765,965	4,164,638	4,909,931
Overhead	7,570,821	6,982,919	7,205,509

Other operating costs and expenses	32,263,718	30,684,485	31,143,192
Corporate, general and administrative
Salaries, wages and benefits	14,211,357	14,128,327	15,767,636
Business insurance	254,984	207,980	147,962
Professional services	3,816,461	4,476,035	2,804,109
Overhead	2,781,180	2,879,768	2,941,957

Corporate, general and administrative	21,063,982	21,692,110	21,661,664
Provision for doubtful accounts	125,916	679,081	1,094,991
Provision for insurance recoveries	2,430,679	-	-
Depreciation and amortization	1,031,890	996,932	956,214

Total costs and expenses	129,475,813	122,247,890	118,515,837

Operating loss	(10,115,529)	(8,101,400)	(11,802,811)
Other income	53,857	65,000	5,600
Loss on early extinguishment of debt	(837,178)	-	-
Interest income	2,248,428	211,689	139,148
Interest expense	(564,169)	(2,480,501)	(2,378,036)

Loss from continuing operations, before income tax benefit	(9,214,591)	(10,305,212)	(14,036,099)
Income tax benefit	(3,019,490)	(4,725,666)	(5,346,638)

Loss from continuing operations	(6,195,101)	(5,579,546)	(8,689,461)
Discontinued operations:
Income from discontinued operations, net of tax	5,602,775	11,245,808	12,701,881
Gain on sale of discontinued operations, net of tax	21,897,226	-	-

Net income	$21,304,900	$5,666,262	$4,012,420

Basic net income per share data:
Loss from continuing operations	$(0.84)	$(0.77)	$(1.25)
Income from discontinued operations, net of tax	0.76	1.56	1.83
Gain on sale of discontinued operations, net of tax	2.95	-	-

Net income	$2.87	$0.79	$0.58

Diluted net income per share data:
Loss from continuing operations	$(0.84)	$(0.77)	$(1.25)
Income from discontinued operations, net of tax	0.76	1.56	1.83
Gain on sale of discontinued operations, net of tax	2.95	-	-

Net income	$2.87	$0.79	$0.58

Weighted average shares outstanding:
Basic	7,413,478	7,202,973	6,948,254

Diluted	7,413,478	7,202,973	6,948,254

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Restated)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at October 1, 2003	$68,785	$49,246,615	$11,747,792	$61,063,192
152,658 shares of common stock issued through exercise of stock options	1,527	662,803	-	664,330
Disqualifying disposition of stock options	-	342,693	-	342,693
Nonqualified stock options	-	10,032	-	10,032
Compensation expense	-	359,011	-	359,011
Net income (1)	-	-	4,012,420	4,012,420

Balance at September 30, 2004	70,312	50,621,154	15,760,212	66,451,678
230,726 shares of common stock issued through exercise of stock options	2,307	1,054,640	-	1,056,947
Disqualifying disposition of stock options	-	263,557	-	263,557
Nonqualified stock options	-	130,248	-	130,248
Net income (1)	-	-	5,666,262	5,666,262

Balance at September 30, 2005	72,619	52,069,599	21,426,474	73,568,692
270,925 shares of common stock issued through exercise of stock options	2,709	1,739,731	-	1,742,440
Disqualifying disposition of stock options	-	359,858	-	359,858
Nonqualified stock options	-	349,340	-	349,340
Incentive stock option expense	-	378,857	-	378,857
Nonqualified stock option expense	-	907,224	-	907,224
Net income (1)	-	-	21,304,900	21,304,900

Balance at September 30, 2006	$75,328	$55,804,609	$42,731,374	$98,611,311

(1)	Comprehensive net income is the same as reported net income.

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

	Year ended September 30,
	2006	2005	2004
Operating activities:
Net income	$21,304,900	$5,666,262	$4,012,420
Less income from discontinued operations, net of income tax expense	(5,602,775)	(11,245,808)	(12,701,881)
Less gain from sale of discontinued operations, net of income tax expense	(21,897,226)	-	-

Loss from continuing operations, net of income tax benefit	(6,195,101)	(5,579,546)	(8,689,461)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,031,890	996,932	956,214
Provision for doubtful accounts	125,916	679,081	1,094,991
Provision for insurance recoveries	2,430,679	-	-
Amortization of deferred financing fees	37,247	241,998	185,700
Loss on early extinguishment of debt	837,178	-	-
Incentive stock option expense	378,857	-	-
Nonqualified stock option expense	907,224	-	-
Deferred income taxes	1,371,523	57,407	(164,107)
Compensation expense	-	-	359,011
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(2,889,247)	1,238,124	(2,416,939)
Prepaid expenses	161,392	(227,228)	(60,582)
Other assets	(109,204)	359,715	(470,344)
Workers’ compensation loss fund	(1,104,559)	(97,841)	(1,693,954)
Workers’ compensation bond collateral	263,512	785,928	468,033
Accounts payable	(3,002,666)	1,360,676	(1,373,463)
Income taxes	(326,425)	(741,563)	(1,101,127)
Accrued compensation, insurance, liabilities, refunds, interest professional services and additional rent payable	1,303,963	(648,800)	3,485,566

Net cash used in operating activities of continuing operations	(4,777,821)	(1,575,117)	(9,420,462)
Net cash (used in) provided by operating activities of discontinued operations	(13,291,369)	15,715,801	13,176,370

Net cash (used in) provided by operating activities	(18,069,190)	14,140,684	3,755,908
Investing activities:
Purchases of property and equipment	(986,356)	(950,727)	(1,004,336)
Acquisition of business	(1,597,667)	-	-
Proceeds from sale of discontinued operations	72,250,000	-	-
Purchases of available for sale securities	(66,575,000)	-	-
Sales of available for sale securities	66,575,000	-	-

Net cash provided by (used in) investing activities of continuing operations	69,665,977	(950,727)	(1,004,336)
Net cash used in investing activities of discontinued operations	(3,541,749)	(3,607,002)	(4,255,039)

Net cash provided by (used in) investing activities	66,124,228	(4,557,729)	(5,259,375)
Financing activities:
Principal payments and extinguishment of long-term debt	(20,689,235)	(109,652)	(146,202)
Deferred financing fees	-	-	(331,320)
Disqualifying disposition of stock options	349,340	263,557	342,693
Nonqualified stock options	359,858	130,248	10,032
Proceeds from exercise of stock options	1,742,440	1,056,947	664,330

Net cash (used in) provided by financing activities of continuing operations	(18,237,597)	1,341,100	539,533
Net cash used in financing activities of discontinued operations	(6,439)	(46,856)	(47,431)

Net cash (used in) provided by financing activities	(18,244,036)	1,294,244	492,102

Increase (decrease) in cash and cash equivalents	29,811,002	10,877,199	(1,011,365)
Cash and cash equivalents at beginning of year	19,036,512	8,159,313	9,170,678

Cash and cash equivalents at end of year	$48,847,514	$19,036,512	$8,159,313

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,656,425	$2,256,473	$2,344,811

Cash paid for taxes	$17,486,387	$2,656,587	$3,502,891

See accompanying notes.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

1.	Summary of Significant Accounting Policies

Description of Business

We provide a broad range of pediatric healthcare services including nursing, pediatric rehabilitation services, day treatment centers for medically fragile and chronically ill children and pediatric well care. We also provide case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other healthcare providers. Our services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. For financial reporting purposes, our branch offices are aggregated into two reportable segments based on their predominant line of net revenue in accordance with the Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (See Note 14).

Discontinued Operations

On August 25, 2006, our Board of Directors approved a plan to sell substantially all of the assets of our RTES business to Lincare, Inc. As a result, these operations are reflected as a discontinued operation. The consolidated financial statements for all periods presented have been restated to reflect discontinued operations (See Note 16).

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million. We have recorded a gain of approximately $21.9 million, net of approximately $18.7 million for income taxes. As part of the transaction, the parties executed a transition services agreement that provides for the collection of outstanding accounts receivable for a period of 180 days and order fulfillment, billing services and related accounting services for a period of 120 days after closing. As of September 30, 2006, we had satisfied all performance criteria under the transition services agreement. At September 30, 2006, we had a payable of approximately $0.4 million related to cash collections payable to Accredo Health Group. This amount was paid in October 2006 (See Note 3).

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

Inventory

The inventory is stated at the lower of cost (first-in, first-out method) or market and consists primarily of pharmaceuticals (see Note 3).

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

The sale of the RTES business was determined to be a “triggering event” requiring us to perform a second impairment test as of September 30, 2006 (see Note 16). As a result of this test, there was no resulting impairment.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Summary of Significant Accounting Policies—continued

The sale of the Pharmacy business was determined to be a “triggering event” requiring us to perform a second impairment test as of September 30, 2005 (see Note 3). As a result of this test, there was no resulting impairment.

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

For fiscal 2006, our insurance program for medical malpractice, commercial and general liability coverage was with Arch Specialty Insurance Company, rated A- by AM Best Company. Our workers’ compensation carrier, Argonaut Insurance Company, is rated A by AM Best Company (See Note 16).

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

Certain equipment rentals are billed in advance of our rendering the related services. Such amounts are deferred in the balance sheet until the related services are performed (See Note 3).

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

2.    Restatement of Financial Statements

In connection with the preparation of our income tax returns, we became aware of a certain tax accounting issue related to September 30, 2006 and determined that the restatement of our previously issued Consolidated Financial Statements as of September 30, 2006 and 2005 and for the year ended September 30, 2006 was necessary.

The restatement is a result of an error made in the classification of non-deductible goodwill as a timing difference instead of a permanent difference between book and tax income. The goodwill was related to the sale of our discontinued pharmacy business. The net income during the Restatement Period was overstated by a total of $2.8 million.

Furthermore, in connection with our review of our other deferred tax assets and liabilities, we identified certain reclassifications between current and noncurrent deferred tax assets and tax liabilities for September 30, 2006 and September 30, 2005 balances.

The following table summarizes the net impact of the restatement corrections for the selected balance sheet line items as of September 30, 2006 and September 30, 2005 (in thousands):

September 30, 2006	Current Deferred Income Tax Asset	Noncurrent Deferred Income Tax Asset	Total Assets	Total Liabilities and Stockholder's Equity
As previously reported	$7,185	$2,066	$136,319	$136,319
Adjustments	(3,987)	1,166	(2,821)	(2,821)

As restated	$3,198	$3,232	$133,498	$133,498

September 30, 2005	Current Deferred Income Tax Asset	Noncurrent Deferred Income Tax Asset	Total Assets	Total Liabilities and Stockholder's Equity
As previously reported	$6,895	$906	$128,339	$128,339
Adjustments	(4,139)	4,139	—	—

As restated	$2,756	$5,045	$128,339	$128,339

The following table summarizes the net impact of the restatement corrections for selected income statement line items for the year ended September 30, 2006 (in thousands):

Year Ended September 30, 2006	Gain on sale of discontinued operations, net of tax	Basic Earnings per share	Diluted Earnings per share
As previously reported	$24,719	$3.33	$3.33
Adjustments	$(2,821)	(0.38)	(0.38)

As restated	$21,898	$2.95	$2.95

Year Ended September 30, 2006	Net income	Basic Earnings per share	Diluted Earnings per share
As previously reported	$24,126	$3.25	$3.25
Adjustments	$(2,821)	(0.38)	(0.38)

As restated	$21,305	$2.87	$2.87

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

3.    Discontinued Operations—Restated

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

	Year Ended September 30,
	2006	2005	2004
Pharmacy Business
Net revenue	$11,317,544	$81,030,885	$77,166,682
Income before income tax expense	1,254,951	10,320,199	11,824,415
Income tax expense	490,200	3,985,155	4,493,278

Net income	$764,751	$6,335,044	$7,331,137

Net income per share
Basic	$0.10	$0.88	$1.06

Diluted	$0.10	$0.88	$1.06

Gain on Disposal of Pharmacy Business
Gain on disposal of discontinued operations	$40,562,368	$-	$-
Income tax expense	18,665,142	-	-

Net income	$21,897,226	$-	$-

Net income per share
Basic	$2.95	$-	$-

Diluted	$2.95	$-	$-

On August 25, 2006, our Board of Directors approved a plan to sell substantially all of the assets of our RTES business (See Note 16). As a result, these operations are reflected as a discontinued operation. The consolidated financial statements for all periods presented have been restated to reflect discontinued operations. The operating results of the discontinued operations are summarized as follows:

	Year Ended September 30,
	2006	2005	2004
RTES Business
Net revenue	$56,723,755	$58,036,120	$55,893,965
Income before income tax expense	7,939,165	7,999,954	8,662,490
Income tax expense	3,101,141	3,089,190	3,291,746

Net income	$4,838,024	$4,910,764	$5,370,744

Net income per share
Basic	$0.65	$0.68	$0.77

Diluted	$0.65	$0.68	$0.77

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Discontinued Operations—Restated continued

The operating results for total discontinued operations are summarized as follows:

	Year Ended September 30,
	2006	2005	2004
Total Discontinued Operations
Net revenue	$68,041,299	$139,067,005	$133,060,647
Income before income tax expense	9,194,116	18,320,153	20,486,905
Income tax expense	3,591,341	7,074,345	7,785,024

Net income	$5,602,775	$11,245,808	$12,701,881

Net income per share
Basic	$0.76	$1.56	$1.83

Diluted	$0.76	$1.56	$1.83

Gain on disposal of discontinued operations	$40,562,368	$-	$-
Income tax expense	18,665,142	-	-

Net income	$21,897,226	$-	$-

Net income per share
Basic	$2.95	$-	$-

Diluted	$2.95	$-	$-

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Discontinued Operations—Restated continued

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

4.    Preferred Stock and Common Stock

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

5.	Long-Term Borrowing Arrangements

Our long-term borrowings as of September 30, 2006 and 2005 consist of the following:

	2006	2005
Subordinated notes	$-	$20,350,000
Other notes payable	-	-

	-	20,350,000
Less current maturities	-	-

Total long-term borrowing	$-	$20,350,000

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

6.	Acquisition of a Business

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

7.	Leases

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Leases—continued

At September 30, 2006, the future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year were as follows:

Year ending September 30,	Continuing Operations	Discontinued Operations
2007	1,970,000	979,000
2008	1,716,000	816,000
2009	1,426,000	477,000
2010	1,205,000	315,000
2011 and thereafter	2,222,000	115,000

	$8,539,000	$2,702,000

8.	Stock Option Plans

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

See Note 1 summary of our significant accounting policies for further discussion of the Company’s accounting for its stock option plans.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

9.	Income Taxes—Restated

The income tax expense (benefit) for the years ended September 30, 2006, 2005 and 2004 is summarized below:

	2006	2005	2004
Current:
Federal	$16,378	$(3,874,822)	$(4,082,653)
State	(1,586,453)	(908,254)	(1,099,878)

	(1,570,075)	(4,783,076)	(5,182,531)
Deferred:
Federal	(2,594,308)	431,262	(146,833)
State	1,144,893	(373,852)	(17,274)

	(1,449,415)	57,410	(164,107)

Net tax benefit continuing operations	$(3,019,490)	$(4,725,666)	$(5,346,638)

Net tax expense discontinued operations	$22,256,483	$7,074,345	$7,785,024

A reconciliation of the income tax expense (benefit) related to the statutory federal income tax rate is as follows:

	2006	2005	2004
Statutory federal income tax rate of 35% for fiscal 2006 and 34% for fiscal 2005 and 2004, respectively, applied to pre-tax income	$(3,225,107)	$(3,503,772)	$(4,772,274)
State income taxes, net of federal tax benefit	(293,454)	(473,276)	(556,008)
State income tax examination adjustment	-	186,000	-
Effect of change in state income tax effective rate on deferred items	260,857	(304,560)	-
Change in valuation allowance	(28,175)	(321,333)	(244,851)
Effect of permanent differences	(20,236)	(115,564)	225,159
Effect of change in state apportionment on pre-apportionment NOL carryforward	174,474	-	-
Change in reserve	-	(207,000)	-
Other, net	112,151	13,839	1,336

Net tax benefit continuing operations	$(3,019,490)	$(4,725,666)	$(5,346,638)

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Income Taxes—Restated continued

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	2006	2005
Allowance for doubtful accounts	$770,361	$1,463,513
Non-accrued experience method	(118,276)	(239,994)
State tax net operating loss	1,477,029	2,864,196
State tax credits	328,558	507,173
Payroll related accruals	1,020,892	1,292,289
Nonqualified stock options	345,301	-
Insurance related accruals	6,378,884	4,553,560
Property and equipment and intangibles	(2,620,183)	(969,465)
Other, net	147,259	(173,920)

Net deferred tax asset	7,729,825	9,297,352
Valuation allowance on state net operating losses	(1,141,123)	(1,398,598)
Valuation allowance on state tax credits	(159,240)	(97,769)

Net deferred tax asset	$6,429,462	$7,800,985

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

10.	Fair Values of Financial Instruments

The following methods and assumptions were used by us in estimating our fair value disclosures for financial instruments:

Cash and cash equivalents—The carrying amounts reported in the balance sheets approximate their fair value.

Accounts receivable—The carrying amounts reported in the balance sheets approximate their fair value.

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Fair Values of Financial Instruments—continued

Long and short-term debt—The fair value of our Notes as determined by quotations on the applicable quotation service was approximately $20.4 million at September 30, 2005. The carrying amounts for short-term debt reported in the balance sheets approximate their fair value.

11.	Employee Benefits

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

12.	Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Commitments	and Contingencies—continued

During the quarter ended September 30, 2004, we received a favorable determination from the Administrative Law Judge regarding the appeal. The settlement reached resolved this matter within our estimated liability of $0.36 million.

13.	Basic and Diluted Income Per Share

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

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income (loss) from continuing and discontinued operations per share:

	Year Ended September 30,
	2006	2005	2004
Denominator for basic income per share-weighted average shares	7,413,478	7,202,973	6,948,254
Effect of dilutive securities:
Options	-	-	-

Denominator for diluted income per share—adjusted weighted average shares	7,413,478	7,202,973	6,948,254

Antidilutive securities:
Options	230,125	260,234	298,591

14.	Segments

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

Our reportable segments are defined based on the predominant line of net revenue which are reviewed by the CODM. All periods presented have been reclassified to conform to the current year presentation. The RTES and Pharmacy business have been reclassified to discontinued operations (See Note 3 and 16).

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Segments—continued

The following table summarizes goodwill for each of our company’s operating segments:

	Goodwill
	September 30,
	2006	2005
Nursing	$19,284,475	$17,875,523
PPEC	735,055	735,055

Total	$20,019,530	$18,610,578

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

PEDIATRIC SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

15.	Quarterly Financial Data (Unaudited)—Restated

The following is a summary of the restated quarterly results of operations of the Company for fiscal 2006 and 2005. The unaudited results have been prepared on substantially the same basis as the audited Consolidated Financial Statements. The first quarter amounts have been adjusted from previously issued quarterly results to reflect the restatement as detailed in Note 2 (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Fiscal 2006 (1)
Net revenue	$27,933	$29,203	$30,328	$31,896
Operating loss	(2,524)	(1,863)	(1,693)	(4,036)
Loss from continuing operations before income tax benefit	(3,533)	(1,236)	(991)	(3,455)
Loss from continuing operations	(2,418)	(790)	(530)	(2,458)
Income from discontinued operations, net of tax	2,021	1,308	1,158	1,116
Gain on sale from discontinued operations, net of tax	21,759	80	(4)	63
Net income	21,361	598	624	(1,278)
Net income per share
Basic	$2.94	$0.08	$0.08	$(0.17)
Diluted	$2.94	$0.08	$0.08	$(0.17)

	Quarter
	First	Second	Third	Fourth
Fiscal 2005
Net revenue	$28,861	$28,482	$28,700	$28,103
Operating loss	(1,097)	(2,351)	(2,013)	(2,641)
Loss from continuing operations before income tax benefit	(1,658)	(2,877)	(2,585)	(3,186)
Loss from continuing operations	(1,092)	(1,933)	(1,267)	(1,288)
Income from discontinued operations, net of tax	2,841	2,817	2,741	2,847
Net income	1,749	884	1,474	1,559
Net income per share
Basic	$0.25	$0.12	$0.20	$0.21
Diluted	$0.25	$0.12	$0.20	$0.21

(1) Results of Operations in the fourth quarter include an allowance of $2.4 million on the full value of the insurance recoveries receivable for Atlantic Mutual (See Note 1).

16.	Subsequent Event

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

As described in Note 2, “Restatement of Financial Statements” the Company has restated the consolidated financial statements as of September 30, 2005 and 2006 and for the year ended September 30, 2006 to correct the accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pediatric Services of America, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2006, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is February 8, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/    Ernst & Young LLP

Atlanta, Georgia

December 7, 2006, except for

Note 2, Note 3, and Note 9, as

to which the date is February 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

MANAGEMENT’S ASSESSMENT AND THE EFFECTIVENESS OF

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Pediatric Services of America, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (as revised), that Pediatric Services of America, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of the material weakness identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pediatric Services of America, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our report dated December 7, 2006, we expressed an unqualified opinion on management’s previous assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a misstatement in its annual and quarterly consolidated financial statements. Such matter resulted from a control deficiency that was considered to be a material weakness as further discussed in the following paragraph. Accordingly management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Subsequent to September 30, 2006, management determined the controls over the accounting for income taxes, including the determination and reporting of deferred income tax assets and liabilities and related income tax provision were insufficient. The Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and the related deferred income tax assets and liabilities. As a result, the Company concluded that its previously reported tax provision for discontinued operations, the gain on sale from discontinued operations, net of tax, and its deferred tax assets and liabilities were misstated. This control deficiency resulted in the restatement of the annual consolidated financial statements as of September 30, 2005 and 2006 and for the annual and quarterly financial statements for the year ended September 30, 2006.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements (as restated), and this report does not affect our report dated December 7, 2006, except for Note 2, Note 3, and Note 9 as to which the date is February 8, 2007, on those consolidated financial statements (as restated).

In our opinion, management’s assessment that Pediatric Services of America, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Pediatric Services of America, Inc. has not maintained effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

/s/    Ernst & Young LLP

Atlanta, Georgia

December 7, 2006, except for the effect of the material

weakness described in the sixth paragraph above, as to

which the date is February 8, 2007.

PEDIATRIC SERVICES OF AMERICA, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedules

Schedules numbered in accordance with Rule 5.04 of Regulation S-X

Page No.
II Valuation and Qualifying Accounts	84

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