Form 10-Q
period 2006-12-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2007-02-09
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 6, 2007, the Registrant had 7,545,713 shares of Common Stock, $0.01 par value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I – FINANCIAL INFORMAT ION

ITEM 1.	FINANCIAL STATEME NTS

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDA TED BALANCE SHEETS

(In thousands)

	December 31, 2006	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,587	$48,848
Accounts receivable, less allowances for doubtful accounts of $575 and $541, respectively	19,824	17,705
Prepaid expenses	2,621	944
Income taxes receivable	—	875
Deferred income taxes	2,108	3,197
Workers’ compensation loss fund	4,625	4,529
Insurance recoveries, less allowances for insurance recoveries of $1,280 and $1,327, respectively	873	618
Transition services	320	—
Other current assets	348	170
Assets held for sale	—	24,385

Total current assets	101,306	101,271

Property and equipment:
Home care equipment	71	73
Furniture, fixtures and vehicles	9,916	9,912
Leasehold improvements	2,353	2,494

	12,340	12,479
Accumulated depreciation and amortization	(9,735)	(9,605)

	2,605	2,874

Other assets:
Goodwill, less accumulated amortization of approximately $3,721	20,019	20,019
Noncompete agreements, less accumulated amortization of approximately $875 and $868, respectively	120	127
Deferred income taxes	3,733	3,232
Workers’ compensation bond collateral	944	1,262
Insurance cash surrender value and recoveries, less allowances for insurance recoveries of $901 and $1,104, respectively	4,565	4,454
Other	223	258

	29,604	29,352

Total assets	$133,515	$133,497

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)

(In thousands)

	December 31, 2006	September 30, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,144	$3,039
Accrued compensation	6,396	5,262
Income taxes payable	381	—
Accrued insurance	7,622	6,897
Refunds payable	2,445	2,116
Accrued interest	42	42
Professional service liabilities	594	866
Additional rent payable	1,287	1,484
Transition services	444	358
Other accrued liabilities	367	406
Deferred revenue	—	902

Total current liabilities	20,722	21,372

Long-term accrued insurance	11,769	12,375
Long-term income taxes payable	88	88
Deferred compensation	1,190	1,051

Total liabilities	33,769	34,886

Redeemable preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—

Stockholders’ equity:
Common stock, $.01 par value, 80,000 shares authorized 7,545 and 7,533 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively	75	75
Additional paid-in capital	56,374	55,805
Retained earnings	43,297	42,731

Total stockholders’ equity	99,746	98,611

Total liabilities and stockholders’ equity	$133,515	$133,497

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Net revenue	$32,058	$27,933

Costs and expenses:
Costs of goods and services (exclusive of depreciation shown separately below)	19,446	16,928
Other operating costs and expenses
Salaries, wages and benefits	5,224	4,801
Business insurance	1,295	1,196
Overhead	1,812	1,858

Other operating costs and expenses	8,331	7,855
Corporate, general and administrative
Salaries, wages and benefits	3,071	3,750
Business insurance	69	64
Professional services	932	894
Overhead	619	719

Corporate, general and administrative	4,691	5,427
Provision for doubtful accounts	111	5
Provision for insurance recoveries	(250)	—
Depreciation and amortization	275	242

Total costs and expenses	32,604	30,457

Operating loss	(546)	(2,524)
Other income	58	3
Loss on early extinguishment of debt	—	(837)
Interest income	810	385
Interest expense	—	(560)

Income (loss) from continuing operations, before income tax expense (benefit)	322	(3,533)
Income tax expense (benefit)	188	(1,115)

Income (loss) from continuing operations	134	(2,418)
Discontinued operations:
Income from discontinued operations, net of tax	1,191	2,021
(Loss) income on disposal of discontinued operations, net of tax	(759)	21,758

Net income	$566	$21,361

Basic net income per share data:
Income (loss) from continuing operations	$0.02	$(0.33)
Income from discontinued operations, net of tax	0.16	0.28
(Loss) gain on disposal of discontinued operations, net of tax	(0.10)	2.99

Net income	$0.08	$2.94

Diluted net income per share data:
Income (loss) from continuing operations	$0.02	$(0.33)
Income from discontinued operations, net of tax	0.15	0.28
(Loss) gain on disposal of discontinued operations, net of tax	(0.10)	2.99

Net income	$0.07	$2.94

Weighted average shares outstanding:
Basic	7,538	7,269

Diluted	7,712	7,269

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$566	$21,361
Less income from discontinued operations, net of income tax expense	(1,191)	(2,021)
Less loss (gain) on disposal from discontinued operations, net of income tax expense	759	(21,758)

Income (loss) from continuing operations, net of income tax expense (benefit)	134	(2,418)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	275	242
Provision for doubtful accounts	111	5
Provision for insurance recoveries	(250)	—
Amortization of deferred financing fees	—	37
Loss on early extinguishment of debt	—	837
Incentive stock option expense	97	109
Nonqualified stock option expense	393	299
Deferred income taxes	589	2,459
Changes in operating assets and liabilities
Accounts receivable	(2,230)	(663)
Prepaid expenses	(1,677)	(1,423)
Other assets	(169)	(121)
Workers’ compensation loss fund	(96)	(647)
Workers’ compensation bond collateral	318	(13)
Accounts payable	(1,895)	(2,846)
Income taxes	—	(40)
Accrued compensation, insurance, liabilities, refunds and interest	(1,059)	392

Net cash used in operating activities of continuing operations	(5,459)	(3,791)
Net cash used in operating activities of discontinued operations	(2,484)	(1,348)

Net cash used in operating activities	(7,943)	(5,139)

Investing activities:
Purchases of property and equipment	(49)	(280)
Purchases of available for sale securities	(40,675)	—
Sales of available for sale securities	40,675	—
Proceeds from the sale of discontinued operations	30,048	71,915

Net cash provided by investing activities of continuing operations	29,999	71,635
Net cash used in investing activities of discontinued operations	(396)	(711)

Net cash provided by investing activities	29,603	70,924

Financing activities:
Principal payments and extinguishment of long-term debt	—	(20,689)
Disqualifying disposition of stock options	12	44
Proceeds from exercise of stock options	67	101

Net cash provided by (used in) financing activities of continuing operations	79	(20,544)
Net cash used in financing activities of discontinued operations	—	(6)

Net cash provided by (used in) financing activities	79	(20,550)

Increase in cash and cash equivalents	21,739	45,235
Cash and cash equivalents at beginning of year	48,848	19,037

Cash and cash equivalents at end of period	$70,587	$64,272

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,482

Cash paid for taxes	$576	$50

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATE D FINANCIAL STATEMENTS – Unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2007. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2006 which are included in our Annual Report on Form 10-K/A for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in our 2006 Annual Report.

2. Summary of Significant Accounting Policies

Description of Business

We provide a broad range of pediatric healthcare services including private duty nursing, pediatric rehabilitation services, day treatment centers for medically fragile and chronically ill children and pediatric well care. We also provide case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other healthcare providers. Our services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. For financial reporting purposes, our branch offices are aggregated into two reportable segments based on the patient populations and relevant services provided in accordance with the Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (See Note 5).

Discontinued Operations

On November 6, 2006, we completed the sale of substantially all of the assets of our RTES business to Lincare, Inc. The aggregate purchase price was $35.2 million in cash of which $30.0 million was received at closing. The remainder of the purchase price is due and will be recorded upon the satisfaction of certain criteria, including the successful transition of certain patients and the collection of accounts receivable outstanding at closing (See Note 3).

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million. We have recorded a gain of approximately $21.8 million, net of approximately $18.7 million for income taxes. As part of the transaction, the parties executed a transition services agreement that provides for the collection of outstanding accounts receivable for a period of 180 days and order fulfillment, billing services and related accounting services for a period of 120 days after closing. At December 31, 2006, we have satisfied our responsibilities under the transition services agreement.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates and the differences could be material. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in recording net revenues and determining provisions for doubtful accounts. In addition, FAS 123(R) requires estimations on stock option forfeitures. This estimate is reviewed and updated if necessary in the first quarter of each fiscal year unless there are indicators that require us to update more frequently. We also estimate the provision for insurance recoveries which is based upon an actuarial valuation of the open claims and a simultaneous assessment of the financial viability of the insurance carrier. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available to management.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies – Continued

Concentration of Credit Risk

Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are held in a limited number of financial institutions and with institutional investors. We perform periodic evaluations of the relative financial position and credit standing of these financial intermediaries. As part of our corporate cash management program we are investing the retained proceeds from the sale of the Pharmacy and RTES businesses in accordance with established investment policies. We have invested in a portfolio of highly liquid investment grade securities which are managed for us by institutional investors. The concentration of credit risk with respect to accounts receivable, which are primarily healthcare industry related, represent a risk to us given the current healthcare environment. The risk is somewhat limited due to the large number of payors including Medicaid, insurance companies and individuals, and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Deposits with banks are federally insured in limited amounts.

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue expected to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $4.6 million and $4.2 million for which services have been rendered but the amounts were unbilled as of December 31, 2006 and September 30, 2006, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.03 million for the three months ended December 31, 2006 and $0.04 million for the three months ended December 31, 2005. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below (in thousands):

For The Year Ending September 30,
2007	$124
2008	$110
2009	$110
2010	$110
2011	$101

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

On October 1, 2006, we completed our annual renewal of our risk management program. We renewed our insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A by AM Best Company. Per claim self-insured retention amounts remained at $1.0 million with an annual aggregate self-insured retention amount of $7.3 million and an annual aggregate coverage limit of $15.0 million. We renewed our workers’ compensation policy with Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company, with the deductible remaining at $0.35 million.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies – Continued

Lillie Axelrod, spouse of director Michael Axelrod, is an employee of Wells Fargo Insurance Services, Inc. (“WFIS”). WFIS provides insurance brokerage services to us. Mrs. Axelrod is paid a commission based on the fees paid to WFIS. The fees paid by us to WFIS were approximately $0.198 million during fiscal year 2006 and are expected to be $0.208 million for fiscal 2007.

Allowance for Insurance Recoveries

Early in fiscal 2006, our former worker’s compensation insurance carrier, Atlantic Mutual, received a downgrade in their AM Best financial rating to a B-. On August 21, 2006, Standard & Poor’s downgraded Atlantic’s surplus note rating to D from CCC following Atlantic’s nonpayment of interest that was due on August 15, 2006. Subsequently, Atlantic Mutual requested a voluntary withdrawal of its AM Best rating. While we believe that our collateral remains secure, the potential for the carrier to default on claim payments due in the ordinary course has increased. Based upon information available to date, we believe the insurance carrier will not be able to meet its obligations. We established an allowance of $2.4 million on the full value of the insurance recoveries receivable at September 30, 2006. Based upon claim activity and carrier payments made during the three months ended December 31, 2006, we reduced our allowance by $0.3 million.

Workers’ Compensation Loss Fund

Our workers’ compensation insurance carrier, Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is reduced by the monthly loss fund payments. For fiscal 2007, the annual cash requirement is estimated to be $1.6 million. Our previous workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, was funded in a similar manner. The net balance at December 31, 2006 and September 30, 2006 was $4.6 million and $4.5 million, respectively. The insurance carriers have the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date they have not indicated the need to do so.

Workers’ Compensation Bond Collateral

We have secured surety bonds of $1.0 million to satisfy our workers’ compensation program requirements for our former insurance carrier. In December, 2006, we received $0.3 million in cash from our former insurance carrier, which reduced the collateral and surety bond by the same amount. As of December 31, 2006, the surety bonds were collateralized by $0.9 million cash posted to a third party escrow account. We believe that our collateral remains secure despite the insurance carriers financial distress discussed above.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Revenue

We derive substantially all of our net revenue from patients who have a third party payor (insurance company or government) who either has contractually agreed to pay the patient’s account or is obligated to pay based on the patient’s participation in its program (i.e. Medicare or Medicaid). Revenues are recorded based on estimated net realizable amounts to be received for products or services rendered during the period. The Company’s accounting system is programmed to calculate the expected reimbursement to be received on a patient-by-patient basis based on the type of payor and the contractual terms of the payor or pre-negotiated reimbursement rates. The Company’s accounting system is updated as changes occur to reimbursement rates. In certain situations, the services and products are recorded separately. In other situations, the services and products are billed and reimbursed on a contract basis whereby the insurance carrier pays us one combined amount for treatment. Because the reimbursement arrangements in these situations are based on contract amounts, we do not maintain records that provide a breakdown between the service and product components. Substantially all of our revenue is fee for service.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies – Continued

Our net revenue may vary significantly depending primarily on factors such as re-hospitalizations of patients, seasonality, the timing of new branch office openings, acquisitions of businesses, public school calendars and pricing pressures due to legislative and regulatory initiatives to contain healthcare costs. Certain RTES equipment rentals are billed in advance of our rendering the related services. Such amounts are deferred in the balance sheet until the related services are performed (See Note 3).

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

In December, 2005 we received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have reviewed the basis for the claim and believe it is substantially without merit. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results. As of December 31, 2006, we had no material claims, disputes or unsettled matters with third party payors except as disclosed above, nor were there any material pending settlements with third party payors.

We have developed a methodology to record the estimated net revenue as a result of the inherent time lag between certain RTES patient treatments and input of the related information into our billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. The estimated net revenue from the inherent time lag was approximately 0.4%, 0.5% and 0.4% of net revenue for fiscal years ended 2006, 2005 and 2004, respectively. Any unforeseen volatility to either the time or activity level at specific branch offices has the potential to significantly impact the estimate (See Note 3).

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

Stock Option Plans

At December 31, 2006, we have two stock-based compensation plans, the Stock Option Plan and the Director’s Stock Option Plan (the “Directors’ Plan”). Our Stock Option Plan (the “Option Plan”) provides for the granting of stock options covering up to 2,300,000 shares of Common Stock, of which 826,600 options are outstanding to eligible participants as of December 31, 2006. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted to those persons who are officers or employees of our company or to certain outside consultants. The terms and conditions of options granted under the Option Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The vesting period of the options is typically four years. Upon the occurrence of certain events, the vesting period of some options accelerate. The term of options granted under the Option Plan may not exceed 10 years. We have the right to repurchase the Common Stock issued upon the exercise of these options at the then fair market value of such shares, if either party terminates their employment relationship.

Under our Directors’ Plan, directors of our company who are not officers or employees may receive stock options annually to purchase shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Compensation Committee has the authority and sole discretion to make grants of options under the Directors’ Plan in addition to the annual grants described above. A total of 650,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors’ Plan of which 278,500 options are outstanding to

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies – Continued

eligible participants as of December 31, 2006. During fiscal 2006, the Compensation Committee agreed to eliminate the use of equity compensation in the form of Director Stock Option awards and replace these awards with an annual contribution of approximately $13,000 on behalf of each Director into the Company’s Non-qualified Deferred Compensation Plan (“NQDCP”) at the conclusion of each fiscal year. Such contributions would be eligible for a 50% match funded by the Company and would be subject to the existing requirements of the NQDCP.

The fair value of the options awarded under Statement 123(R) is estimated on the date of grant using the Black Scholes Merton option pricing formula that used the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. We use historical option exercise and employee termination dates to estimate the expected term. The expected term represents the period of time that options granted are expected to be outstanding. We perform these calculations separately for each plan because the participants exhibit different behavior. The estimate for forfeitures was reviewed and updated in the three months ended December 31, 2006 to reflect the impact of certain changes to our long-term compensation strategies. This change resulted in an increase to compensation expense of approximately $0.2 million. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We have elected to use the straightline method to recognize compensation expense under Statement 123(R).

	Stock Option Plan December 31,
	2006	2005
Expected volatility	44%	53%
Expected dividends	0%	0%
Expected term (in years)	4	4
Risk-free rate	4.68%	4.43%

	Directors’ Plan December 31,
	2006	2005
Expected volatility	—	75%
Expected dividends	—	0%
Expected term (in years)	—	8
Risk-free rate	—	4.49%

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies – Continued

Option Plan

A summary of option activity under the Option Plan as of December 31, 2006, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	767,550	$10.67
Granted	91,000	12.61
Exercised	(11,950)	5.58
Forfeited or expired	(20,000)	10.50

Outstanding at December 31, 2006	826,600	$10.96	7.37	$2,092,792

Vested and exercisable at December 31, 2006	431,375	$10.52	6.42	$1,400,557

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2006 and 2005, respectively was $5.06 and $6.85. The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005, respectively was $0.1 million and $0.2 million.

As of December 31, 2006 there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of sixteen months.

Directors’ Plan

A summary of option activity under the Director’s Plan as of December 31, 2006, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	278,500	$8.68
Granted	—
Exercised	—
Forfeited or expired	—

Outstanding at December 31, 2006	278,500	$8.68	5.12	$1,496,330

Vested and exercisable at December 31, 2006	278,500	$8.68	5.12	$1,496,330

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2005 was $11.31. There were no options granted under the Director’s plan during the three months ended December 31, 2006.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies – Continued

As of December 31, 2006 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Directors’ Plan.

During the three months ended December 31, 2006 and 2005, respectively, 11,950 and 21,400 options to acquire our Common Stock were exercised.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is therefore effective for the Company in fiscal year 2008. We are in the process of evaluating the impact FIN 48 will have on our results of operations and financial position.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

3. Discontinued Operations

On November 6, 2006, we completed the sale of substantially all of the assets of our RTES business (See Note 2). As a result, these operations are reflected as a discontinued operation. The condensed consolidated financial statements for all periods presented have been restated to reflect discontinued operations. The operating results of the discontinued operations are summarized as follows:

	Three Months Ended December 31,
In Thousands	2006	2005
RTES Business

Net revenue	$5,963	$14,300
Income before income tax expense	1,708	2,051
Income tax expense	517	807

Net income	$1,191	$1,244

Net income per share
Basic	$0.16	$0.17

Diluted	0.15	$0.17

Loss on Disposal of RTES Business

Gain on disposal of discontinued operations (1)	$970	$—
Income tax expense (2)	1,729	—

Net loss	$(759)	$—

Net loss per share
Basic	$(0.10)	$—

Diluted	$(0.10)	$—

(1)	In connection with the sale of our RTES business, we incurred approximately $2.5 million in employee termination costs which have been netted against the gain on disposal of discontinued operations.

(2)	Income tax expense for the gain on discontinued operations includes the permanent item of $4.7 million non-deductible goodwill specifically related to the sale of the RTES business.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

3. Discontinued Operations – Continued

On November 18, 2005, we completed the sale of selected assets of our Pharmacy business to Accredo Health Group, Inc., a wholly-owned subsidiary of Medco Health Solutions, Inc. The aggregate purchase price was $72.3 million (See Note 2). As a result, these operations are reflected as a discontinued operation. The condensed consolidated financial statements for all periods presented have been restated to reflect discontinued operations. The operating results of the discontinued operations are summarized as follows:

	Three Months Ended December 31,
In Thousands	2006	2005
Pharmacy Business

Net revenue	$—	$11,318
Income before income tax expense	—	1,281
Income tax expense	—	504

Net income	$—	$777

Net income per share
Basic	$—	$0.11

Diluted	$—	$0.11

Gain on Disposal of Pharmacy Business

Gain on disposal of discontinued operations	$—	$40,524
Income tax expense	—	18,766

Net income	$—	$21,758

Net income per share
Basic	$—	$2.99

Diluted	$—	$2.99

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

3. Discontinued Operations – Continued

The operating results for total discontinued operations are summarized as follows:

	Three Months Ended December 31,
In Thousands	2006	2005
Total Discontinued Operations

Net revenue	$5,963	$25,618
Income before income tax expense	1,708	3,332
Income tax expense	517	1,311

Net income	$1,191	$2,021

Net income per share
Basic	$0.16	$0.28

Diluted	$0.15	$0.28

(Loss) Gain on Disposal of Discontinued Operations	$970	$40,524
Income tax expense	1,729	18,766

Net (loss) gain	$(759)	$21,758

Net (loss) gain per share
Basic	$(0.10)	$2.99

Diluted	$(0.10)	$2.99

Assets of the RTES discontinued operations have been reflected in the consolidated balance sheet as current assets held for sale. The following in a summary of assets of RTES discontinued operations:

In Thousands	September 30, 2006
RTES business

Accounts receivable, net	$8,722
Prepaid expenses	158
Property, net	8,178
Goodwill, net	7,282
Other	45

Total assets of discontinued RTES operations	$24,385

Accounts receivable for the RTES discontinued operations include approximately $2.1 million for which services have been rendered but the amounts were unbilled as of September 30, 2006. Such unbilled amounts are primarily a result of the time required to process bills for services rendered. Certain liabilities were not assumed by the purchaser in the sale of the RTES business. These include accounts payable, additional accrued compensation and other accrued liabilities.

4. Basic and Diluted Income per Share

Basic income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common equivalent shares (calculated using the treasury stock method).

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

4. Basic and Diluted Income per Share – Continued

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

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income (loss) from continuing and discontinued operations per share:

	Three Months Ended December 31,
(In thousands)	2006	2005
Denominator for basic income per share-weighted average shares	7,538	7,269
Effect of dilutive securities:
Options	174	—

Denominator for diluted income per share—adjusted weighted average shares	7,712	7,269

Antidilutive securities:
Options	299	168

5. Segments

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

Our reportable segments are defined based on the patient populations and relevant services provided which is reviewed by the CODM. All periods presented have been reclassified to conform to the current year presentation. The RTES and Pharmacy businesses have been reclassified to discontinued operations (See Note 2 and 3).

The following table summarizes goodwill for each of our Company’s operating segments (in thousands):

	Goodwill
	December 31, 2006	September 30, 2006

Nursing	$19,284	$19,284
PPEC	735	735

Total	$20,019	$20,019

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

5. Segments – Continued

The following tables summarize certain information for each of our Company’s operating segments (in thousands):

	Nursing	PPEC	Consolidated Total
Three Months Ended December 31, 2006
Net revenue	$29,497	$2,561	$32,058

Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	19,347	88	19,435
Disposables/Supplies	8	3	11

Total cost of goods and services	19,355	91	19,446
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	3,740	1,484	5,224
Business Insurance	1,176	119	1,295
Overhead	1,414	398	1,812

Total operating costs and expenses	6,330	2,001	8,331

Provision for doubtful accounts	117	(6)	111
Depreciation	53	68	121

Branch office contribution margin	$3,642	$407	$4,049

Three Months Ended December 31, 2005
Net revenue	$25,375	$2,558	$27,933

Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	16,771	136	16,907
Disposables/Supplies	13	8	21

Total cost of goods and services	16,784	144	16,928
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	3,380	1,421	4,801
Business Insurance	1,103	93	1,196
Overhead	1,434	424	1,858

Total operating costs and expenses	5,917	1,938	7,855

Provision for doubtful accounts	(38)	43	5
Depreciation	40	45	85

Branch office contribution margin	$2,672	$388	$3,060

	Three Months Ended December 31,
	2006	2005
Total profit for reportable segments	$4,049	$3,060

Corporate, general and administrative	(4,691)	(5,427)
Corporate depreciation and amortization	(154)	(157)
Provision for insurance recoveries	250	—
Loss on early extinguishment of debt	—	(837)
Other income	58	3
Interest income	810	385
Interest expense	—	(560)

Income (loss) from continuing operations, before income tax expense (benefit)	$322	$(3,533)

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

5. Segments – Continued

Travel, auto, equipment leases and delivery charges which are included in other operating costs and expenses are not segregated between the portions related directly to patient care expenses and the portions related to overhead. The following table summarizes these expenses (in thousands):

	Three Months Ended December 31,
	2006	2005
Travel	$83	$67
Auto gas, mileage and repairs	153	211
Auto leases	87	50
Delivery charges	19	17

	$342	$345

6. Commitments and Contingencies

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

Our former worker’s compensation carrier, Atlantic Mutual, received a downgrade in their AM Best financial rating following nonpayment of interest and subsequently requested a voluntary withdrawal of its AM Best rating (see Note 2 “Allowance for insurance recoveries”).

In December 2005, we received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have reviewed the basis for the claim and believe it is substantially without merit. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results. As of December 31, 2006, we had no material claims, disputes or unsettled matters with third party payors except as disclosed above, nor were there any material pending settlements with third party payors.

7. Subsequent Events

On January 6, 2007, we acquired select assets of Americare At Home, Inc. a Massachusetts corporation (“Americare”). The acquisition included certain of Americare’s pediatric nursing locations in the Shrewsbury and Newton, Massachusetts markets. The purchase price was approximately $1.4 million in cash with Americare retaining its accounts receivable. Americare’s annualized net pediatric revenue, all of which is being acquired by PSA, totals approximately $2.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of our company. When used in this Form 10-Q, the words “may,” “targets,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. We caution that various factors, including the factors described below and elsewhere in this report, as well as those discussed in our other filings with the Securities and Exchange Commission, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf. The following are among the important factors that could cause actual results to differ materially from the results discussed herein:

•	the financial implications of the sale of our Pharmacy and RTES businesses;

•	our anticipated uses of the proceeds from the sale of our Pharmacy and RTES businesses;

•	changes in reimbursement rates or policies;

•	payor relationships;

•	changes in healthcare regulations, including changes resulting from the Health Insurance Portability and Accountability Act (“HIPAA”);

•	performance of investments in our corporate cash management program;

•	the ability to assimilate and manage previously acquired field operations;

•	the ability to collect accounts receivable for products and services we provide, including receivables related to acquired businesses and receivables under appeal;

•	the ability to comply with and respond to billing requirements issues, including those related to our billing and collection system;

•	reduced state funding levels and nursing hours authorized by Medicaid programs;

•	adverse litigation results;

•	competitive factors;

•	ability to hire and retain qualified healthcare professionals;

•	the availability and cost of medical malpractice, workers’ compensation and employee medical benefit insurance;

•	changes in industry practices; and

•	general economic condition and industry trends.

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

EXECUTIVE SUMMARY

Recent Developments

Home Healthcare Industry Events & Updates

The Deficit Reduction Act of 2005 (“DRA”), which was signed into law on February 8, 2006, will have a significant impact on the Medicaid services we provide, including:

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

Company Events & Updates

On November 6, 2006, we completed the sale of substantially all of the assets of our RTES business to Lincare, Inc. The aggregate purchase price was $35.2 million of which $30.0 million was received at closing. The remainder of the purchase price is due and will be recorded upon the satisfaction of certain criteria, including the successful transition of certain patients and the collection of accounts receivable outstanding at closing (See Note 2 and 3).

On January 6, 2007, we acquired select assets of Americare At Home, Inc. a Massachusetts corporation (“Americare”). The acquisition included certain of Americare’s pediatric nursing locations in the Shrewsbury and Newton, Massachusetts markets. The purchase price was approximately $1.4 million in cash with Americare retaining its accounts receivable. Americare’s annualized net pediatric revenue, all of which is being acquired by PSA, totals approximately $2.7 million.

During the second half of fiscal 2006, we implemented a program to approach our private duty nursing managed care payors with a request to increase reimbursement rates. In many cases we have not had a rate increase for a number of years and have incurred significant increases in nurse wage rates during that period. In select cases, we have negotiated and finalized rate increases, many of which become effective at the start of our fiscal year 2007. Negotiations are on-going with a number of other payors and we are hopeful we will achieve some level of rate increase in most cases; however, there can be no assurance that these rate increases will be achieved.

Early in fiscal 2006, our former worker’s compensation insurance carrier, Atlantic Mutual, received a downgrade in its AM Best financial rating to a B-. On August 21, 2006, Standard & Poor’s downgraded Atlantic’s surplus note rating to D from CCC following Atlantic’s nonpayment of interest that was due on August 15, 2006. Subsequently, Atlantic Mutual requested a voluntary withdrawal of its AM Best rating. While we believe that our collateral remains secure, the potential for the carrier to default on claim payments due in the ordinary course has increased. Based upon information available to date, we believe the insurance carrier will not be able to meet its obligations. We established an allowance of $2.4 million on the full value of the insurance recoveries receivable at September 30, 2006. Based upon claim activity and carrier payments made during the three months ended December 31, 2006 we reduced our allowance by approximately $0.3 million.

Risk Management

We have spent significant time and resources to move towards a fully implemented Enterprise Risk Management Model. This approach to risk management emphasizes assessment of risk from a broader perspective and relies upon significant employee education initiatives and awareness of a variety of risk exposures. Our full time risk manager, who possesses extensive homecare and occupational medicine experience, has strengthened the initial incident reporting and investigation process and actively monitors claim adjustment activities. Our Risk Committee, which is comprised of members of the Compliance, Legal, Human Resources, Finance and Risk Management Departments, continues to monitor incident reporting and claim adjustment activity, review existing patient census and discharge high-risk cases where legally permissible. Our Risk Committee employs a multi-functional approach to its decision making process. We continue to educate branch office staff on risk management procedures including appropriate nurse staffing decisions. We have expanded our risk management staff in fiscal 2007 and intensify our efforts to pro-actively identify high risk patients and nurses, reinforce appropriate boundaries of care, strengthen our data collection efforts during incident reporting and continue to aggressively engage the third party administrator in the claim adjustment process. In addition, our third party actuary analyzes our medical malpractice loss history and quantifies liability recognition under the policy terms. Under our medical malpractice policy, we have a $1.0 million per year, per claim, self-insured retention, with an aggregate self-insured retention limit of $7.2 million and an annual aggregate coverage limit of $15.0 million. If our loss experience worsens, it could have a material adverse effect on our financial results and liquidity position.

Operations

We have two reportable segments: (i) Nursing and (ii) PPEC (see “Notes to Condensed Consolidated Financial Statements”—Note 5).

In the Nursing segment, we are focused on increasing our staffed hours and reimbursement rates to drive revenue growth. During the three months ended December 31, 2006, we continue to believe our nurse recruiting strategy with its focus upon weekly staffed hours targets, for each branch office, as well as our incentive programs to reward achievement of these targets best positions us to achieve our growth objectives. We have also instituted a variety of new programs to monetarily reward our nurses to increase the number of hours that they work for us. We continue to experience wage pressures in select markets. During the three months ended December 31, 2006, we began to see the impact of increased rates from select managed care payors on our gross margin rate. Our branch office directors’ focus is upon increasing gross margin dollars which will improve the branch office contribution margin.

In the PPEC segment, we continue to be pleased with the financial results of our Georgia centers. Our census has continued to grow, community acceptance of our business model has expanded and feedback from state officials is positive. In North Carolina our pilot project continues to demonstrate the desired outcomes and we are in discussions with the appropriate agency managers to secure a permanent source of funding. We are very pleased with our new West Palm Beach PPEC facility expansion. The center is now at full capacity.

Source & Availability of Clinical Personnel

We believe that case hours staffed is the most appropriate measurement of nursing activity. During the 13 weeks ending December 30, 2006, our case hours staffed increased to approximately 874,000 as compared to 873,000 in the 13 weeks ended September 30, 2006. We continue to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. We have made investments in nine local market nurse recruiters to help reduce unstaffed hours.

CRITICAL ACCOUNTING POLICIES

This Form 10-Q reflects disclosure updates to our critical accounting policies. These critical accounting policies should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2006 which are included in our Annual Report on Form 10-K/A for such year filed with the Securities and Exchange Commission.

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

The following table summarizes our days sales outstanding as of the dates indicated:

	December 31, 2006	September 30, 2006

Days sales outstanding (calculated on year to date revenue)	57	54

The days sales outstanding increase is primarily due to the Melmedica acquisition whose operations are in the States of Illinois and Indiana. Delays in processing ownership applications resulted in an inability to tie physician authorizations to services provided. The majority of these claims were released in December 2006 and January 2007. Payment in full for these claims is expected.

Allowance for Doubtful Accounts

In determining the adequacy of the allowance and related provision for doubtful accounts, we have developed a process that combines detailed analysis of historical collections and write-off activity with a detailed review of existing account balances meeting certain criteria and their likelihood of being collected at the amounts recorded. This detailed review involves both the assigned Corporate Reimbursement department personnel and the respective branch office location personnel assessing each patient claim that falls within prescribed age and amount criteria. Co-payments are captured under the private pay category and a higher reserve percentage is applied to these balances based on historical collection patterns. These assessments are aggregated and compared to the results of the detailed analysis of historical collections to provide additional support to management in making the estimate of the allowance for doubtful accounts. During the three months ended December 31, 2006, we revised our methodology for assessing the collectibility of amounts due which have not yet been billed from a statistical percentage to a specific review. This change was implemented due to the dramatic decline in the number of unbilled claims as a result of the sale of the RTES business. Inherent in this estimate is the risk that it will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

The following table provides a comparison of approximate percentages of our aging of net accounts receivable by payor for the periods ended December 31, 2006 and September 30, 2006:

		December 31, 2006
	0-120 days	121-180 days	181-240 days	241-365 days	>365 days	Total
Commercial and contract insurance	31.4%	2.7%	1.5%	0.6%	-1.3%	34.9%
Medicaid	33.3%	3.1%	1.7%	0.7%	0.9%	39.7%
Medicare	0.5%	0.0%	0.0%	0.0%	0.0%	0.5%
Private pay	0.5%	0.2%	0.1%	0.2%	0.1%	1.1%
Unbilled	22.3%	1.2%	0.3%	0.0%	0.0%	23.8%

Total net accounts receivable	88.0%	7.2%	3.6%	1.5%	-0.3%	100.0%

		September 30, 2006
	0-120 days	121-180 days	181-240 days	241-365 days	>365 days	Total
Commercial and contract insurance	32.9%	2.1%	1.1%	0.6%	-1.6%	35.1%
Medicaid	35.1%	1.3%	0.8%	1.5%	0.7%	39.4%
Medicare	0.6%	0.0%	0.0%	0.0%	0.0%	0.6%
Private pay	0.7%	0.1%	0.1%	0.2%	0.0%	1.1%
Unbilled	23.8%	0.0%	0.0%	0.0%	0.0%	23.8%

Total net accounts receivable	93.1%	3.5%	2.0%	2.3%	-0.9%	100.0%

RESULTS OF OPERATIONS

The following table is derived from our unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar of each item from the comparative prior period:

	Percentage of Net Revenue			Period-to-Period Percentage Increase (Decrease)
	Three Months Ended December 31,			Three Months Ended December 31,
	2006	2005		2006
Net Revenue	100.0%	100.0%		15%
Costs of goods and services (exclusive of depreciation shown separately below)	60.7	60.6		15
Other operating costs and expenses
Salaries, wages and benefits	16.3	17.2		9
Business insurance	4.0	4.3		8
Overhead	5.7	6.7		(2)

Other operating costs and expenses	26.0	28.2		6
Corporate, general and administrative
Salaries, wages and benefits	9.6	13.4		(18)
Business insurance	0.2	0.2		8
Professional services	2.9	3.2		4
Overhead	1.9	2.6		(14)

Corporate, general and administrative	14.6	19.4		(14)
Provision for doubtful accounts	0.3	—		2,120
Provision for insurance recoveries	(0.8)	—		100
Depreciation and amortization	0.9	0.9		14

Operating loss	(1.7)	(9.1)		(78)
Other income	0.2	—		1,833
Loss on early extinguishment of debt	—	(3.0)		(100)
Interest income	2.5	1.4		110
Interest expense	—	(2.0)		(100)

Income (loss) from continuing operations, before income tax expense (benefit)	1.0	(12.7)		(109)
Income tax expense (benefit)	0.6	(4.0)		(117)

Income (loss) from continuing operations	0.4%	(8.7	) %	(106)%

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

	Three Months Ended December 31,
	2006	2005
	% Total	% Total
Pediatric Home Health Care
Nursing	81.7%	80.1%
PPEC	8.0%	9.2%

Total Pediatric Home Health Care	89.7%	89.3%

Adult Home Health Care
Nursing	10.3%	10.7%

Total Adult Home Health Care	10.3%	10.7%

Total	100.0%	100.0%

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Net revenue increased $4.1 million, or 15%, to $32.1 million in the three months ended December 31, 2006 from $27.9 million in the three months ended December 31, 2005. For the Nursing segment, net revenue increased $4.1 million, or 16%, to $29.5 million in the three months ended December 31, 2006 from $25.4 million in the three months ended December 31, 2005. Of the $4.1 million increase, $2.2 million was attributable to the Melmedica acquisition. For the PPEC segment, net revenue remained relatively constant at $2.6 million in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. In the three months ended December 31, 2006, we derived approximately 35% of our net revenue from commercial insurers and other private payors, 65% from Medicaid and less than 1% from Medicare.

Costs of goods and services consist primarily of branch office nursing and therapist compensation and benefits, medical equipment and related supplies. Costs of goods and services increased $2.5 million, or 15%, to $19.4 million in the three months ended December 31, 2006 from $16.9 million in the three months ended December 31, 2005. Costs of goods and services of the Nursing segment increased $2.6 million, or 15%, to $19.4 million in the three months ended December 31, 2006 from $16.8 million in the three months ended December 31, 2005. Costs of goods and services as a percentage of the Nursing segment net revenue remained relatively constant at 66% in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. Costs of goods and services of the PPEC segment relatively constant at $0.1 million in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $0.5 million, or 6%, to $8.3 million in the three months ended December 31, 2006 from $7.9 million in the three months ended December 31, 2005. In the Nursing segment, other operating costs and expenses increased $0.4 million, or 7% to $6.3 million in the three months ended December 31, 2006 from $5.9 million in the three months ended December 31, 2005. The increase includes a $0.1 million increase business insurance and $0.4 million increase in labor costs. In the PPEC segment, other operating costs and expenses increased $0.1 million, or 3%, to $2.0 million in the three months ended December 31, 2006 from $1.9 million in the three months ended December 31, 2005. As a percentage of PPEC net revenue these costs increased to 78% in the three months ended December 31, 2006 compared to 76% in the three months ended December 31, 2005.

Corporate, general and administrative costs decreased $0.7 million, or 14%, to $4.7 million in the three months ended December 31, 2006 from $5.4 million in the three months ended December 31, 2005. As a percentage of net revenue, corporate, general and administrative costs decreased to 15% in the three months ended December 31, 2006 compared to 19% in the three months ended December 31, 2005. Certain corporate administrative salaries, wages and benefits were impacted by the reduction in force related to the sale of the RTES business.

Provision for doubtful accounts increased $0.1 million, or 2120%, to $0.1 million in the three months ended December 31, 2006 as compared to $.005 million in the three months ended December 31, 2005.

Provision for insurance recoveries decreased $0.3 million in the three months ended December 31, 2006 as compared to zero in the three months ended December 31, 2005 (See Note 2).

Depreciation and amortization increased $0.03 million, or 14%, to $0.3 million in the three months ended December 31, 2006 as compared to $0.2 million in the three months ended December 31, 2005.

Interest income increased $0.4 million, or 110%, to $0.8 million in the three months ended December 31, 2006, as compared to $0.4 million in the three months ended December 31, 2005 (See “Liquidity and Capital Resources” below for further discussion).

Interest expense decreased $0.6 million, or 100%, to zero in the three months ended December 31, 2006 from $0.6 million in the three months ended December 31, 2005. (See Note 2).

Income tax expense for continuing operations increased $1.3 million, or 117%, to an expense of $0.2 million in the three months ended December 31, 2006 from a benefit of $1.1 million in the three months ended December 31, 2005. For the three months ended December 31, 2006, tax expense is impacted by the permanent item of $4.7 million of non-deductible goodwill specifically related to the sale of the RTES business.

LIQUIDITY AND CAPITAL RESOURCES

Operations

For the three months ended December 31, 2006, we purchased medical equipment to service existing patients and made routine purchases of computer equipment to maintain and upgrade our technology infrastructure. We anticipate future capital expenditures for maintenance, support and enhancements of existing technology and continued investments in new start up locations. We anticipate funding these capital expenditures with cash on hand and cash flow from operations.

Asset Sales

On November 6, 2006, we completed the sale of substantially all of the assets of our RTES business to Lincare, Inc. The aggregate purchase price was $35.2 million in cash of which $30.0 million was received at closing. The remainder of the purchase price is due upon the satisfaction of certain criteria, including the successful transition of certain patients and the collection of outstanding accounts receivable at closing (See Note 3).

Asset Purchases

On January 6, 2007, we acquired select assets of Americare At Home, Inc. a Massachusetts corporation (“Americare”). The acquisition included certain of Americare’s pediatric nursing locations in the Shrewsbury and Newton, Massachusetts markets. The purchase price was approximately $1.4 million in cash with Americare retaining its accounts receivable. Americare’s annualized net pediatric revenue, all of which is being acquired by PSA, totals approximately $2.7 million.

Risk Management

Our workers’ compensation insurance carrier, Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is reduced by the monthly loss fund payments. For fiscal 2007, the annual cash requirement is estimated to be $1.6 million. Our previous workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, was funded in a similar manner. The net balance at December 31, 2006 and September 30, 2006 was $4.6 million and $4.5 million, respectively. The insurance carriers have the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date they have not indicated the need to do so.

We have secured surety bonds of $1.0 million to satisfy our workers’ compensation program requirements for our former insurance carrier. In December, 2006, we received $0.3 million in cash from our former insurance carrier, which reduced the collateral and surety bond by the same amount. As of December 31, 2006, the surety bonds were collateralized by $0.9 million cash posted to a third party escrow account. We believe that our collateral remains secure despite the insurance carriers financial distress discussed above.

On January 1, 2007, we renewed our self-insured employee medical benefit plans. In January 2007, we made minor design changes to our benefit plans and analyzed the impact of the removal of the employees who transitioned to Lincare, Inc. as part of the sale of the RTES business.

As a result of operating in the healthcare industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of December 31, 2006, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of our insurance policy will be adequate.

On October 1, 2006, we completed our annual renewal of our risk management program and implemented several changes. We renewed our insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A by AM Best Company. Per claim self-insured retention amount remained at $1.0 million with an annual aggregate self-insured retention amount of $7.3 million and an annual aggregate coverage limit of $15.0 million. We renewed our workers’ compensation policy with Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company, with the per claim deductible remaining at $0.35 million.

In addition, we are subject to accident claims arising out of the normal operation of our fleet of vans and small trucks for our RTES business and buses for our PPEC division, and we maintain insurance intended to cover such claims. A successful claim against us in excess of our insurance coverage could have a material adverse effect upon our business. Claims against us, regardless of their merits or eventual outcome, also may have a material adverse effect upon our reputation and business.

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

We currently believe that our liquidity position will be adequate to satisfy our working capital requirements, professional and commercial liability insurance loss funding, workers’ compensation collateral requirements, income tax payments and potential acquisitions and start-up branch offices. Our current sources of liquidity are cash on hand, investment income and cash flow from operations. We are exposed to fluctuations in cash collection results.

CONTINGENT LIABILITIES AND COMMITMENTS

Our former workers’ compensation carrier requires the estimated loss reserve to be secured by surety bonds (see “Liquidity and Capital Resources”).

On October 1, 2006, we completed our annual renewal of our risk management programs and implemented several changes (see “Liquidity and Capital Resources”).

The Company received notification of a claim from one commercial payor primarily relating to our discontinued pharmacy operation (see Note 6).

We have entered into employment agreements with certain employees which provide, among other things, salary, benefits and perquisites, as well as additional compensation, for certain changes in control or a failure to comply with any material terms of the agreements. We have a Non-Qualified Deferred Compensation Plan for certain of our employees. The deferred compensation liability as of December 31, 2006 and September 30, 2006 was approximately $1.6 million and $1.4 million, respectively. On April 6, 2006, we adopted a Long-Term Incentive Compensation Plan (“LTIP”) for the Senior Management team. Under the LTIP, cash awards may be granted based upon the achievement of certain Performance Goals which are established at the outset of each three year Performance Period and adjusted as appropriate. The LTIP will become the primary component of our long term compensation strategies and the future use of existing equity compensation programs is expected to decline.

The following table represents a schedule of our contractual obligations and commitments as of December 31, 2006:

		Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$9,312	$2,205	$3,756	$2,490	$861

	$9,312	$2,205	$3,756	$2,490	$861

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

ITEM 3.	QUANTITATIVE A ND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face a number of market risk exposures including risks related to cash and cash equivalents, accounts receivable and interest rates. Cash and cash equivalents are held in a limited number of financial institutions and with institutional investors. We perform periodic evaluations of the relative financial positions and credit standings of these financial intermediaries. As part of our corporate cash management program, we are investing the retained proceeds from the sale of the Pharmacy and RTES businesses in accordance with established investment policies. We have invested in a portfolio of highly liquid investment grade securities which are managed for us by institutional investors. The concentration of credit risk with respect to accounts receivable, which are primarily healthcare industry related, represent a risk to us given the current environment in the healthcare industry. The risk is somewhat limited due to the large number of payors including Medicaid and Medicare, insurance companies, individuals and the diversity of geographic locations in which we operate. However, we have substantial geographic density in the eastern United States, which we believe exposes us to payor initiated reimbursement changes.

ITEM 4.	CONTROLS AND PROCED URES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.

As previously disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2006, the Company determined that, as of the end of the fiscal year 2006, there were material weaknesses affecting its internal control over financial reporting and, as a result of those material weaknesses, the Company’s disclosure controls and procedures were not effective. As described below, the Company is in the process of remediating those material weaknesses. Consequently, based on the evaluation described above, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the quarter ended December 31, 2006, the Company’s disclosure controls and procedures were not effective.

Changes to Remediate Material Weakness

We have improved our internal controls over our accounting for income taxes by expanding the level of review and discussion of significant tax matters and supporting documentation with senior finance management. The Company will also reassess the technical proficiency and quality controls of its existing tax advisor and make whatever changes are deemed appropriate.

(b) Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PAR T II – OTHER INFORMATION

ITEM 1.	LEG AL PROCEEDINGS

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

ITEM 6.	EXHI BITS.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGN ATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

Date: February 9, 2007	By:	/s/ JAMES M. MCNEILL
James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)