Form 10-Q
period 2007-03-31
PEDIATRIC SERVICES OF AMERICA INC
filed 2007-05-09
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007, the Registrant had 7,575,913 shares of Common Stock, $0.01 par value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value )

	March 31,	September 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,748	$48,848
Accounts receivable, less allowances for doubtful accounts of $650 and $541, respectively	22,432	17,705
Prepaid expenses	2,146	944
Income taxes receivable	1,618	875
Deferred income taxes	2,323	3,197
Workers’ compensation loss fund	4,667	4,529
Insurance recoveries, less allowances for insurance recoveries of $1,246 and $1,327, respectively	964	618
Transition services	116	—
Other current assets	218	170
Assets held for sale	—	24,385

Total current assets	95,232	101,271

Property and equipment:
Home care equipment	68	73
Furniture and fixtures	10,147	9,912
Leasehold improvements	2,345	2,494

	12,560	12,479
Accumulated depreciation and amortization	(9,756)	(9,605)

	2,804	2,874

Other assets:
Goodwill, less accumulated amortization of approximately $3,721	25,378	20,019
Noncompete agreements, less accumulated amortization of approximately $894 and $868, respectively	516	127
Deferred income taxes	3,689	3,232
Workers’ compensation bond collateral	955	1,262
Insurance cash surrender value and recoveries, less allowances for insurance recoveries of $800 and $1,104, respectively	4,737	4,454
Other	221	258

	35,496	29,352

Total assets	$133,532	$133,497

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)

(In thousands, except par value )

	March 31,	September 30,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,174	$3,039
Accrued compensation	6,145	5,262
Accrued insurance	7,625	6,897
Refunds payable	2,334	2,116
Accrued interest	42	42
Professional service liabilities	988	866
Additional rent payable	1,211	1,484
Transition services	268	358
Other accrued liabilities	262	406
Deferred revenue	—	902

Total current liabilities	20,049	21,372
Long-term accrued insurance	12,110	12,375
Long-term income taxes payable	88	88
Deferred compensation	1,252	1,051

Total liabilities	33,499	34,886
Redeemable preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Stockholders’ equity:
Common stock, $.01 par value, 80,000 shares authorized 7,556 and 7,533 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively	75	75
Additional paid-in capital	56,663	55,805
Retained earnings	43,295	42,731

Total stockholders’ equity	100,033	98,611

Total liabilities and stockholders’ equity	$133,532	$133,497

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$33,644	$29,203	$65,702	$57,136
Costs and expenses:
Costs of goods and services (exclusive of depreciation shown separately below)	20,960	17,494	40,406	34,422
Other operating costs and expenses
Salaries, wages and benefits	5,416	4,910	10,640	9,711
Business insurance	1,495	1,408	2,790	2,604
Overhead	1,903	1,841	3,715	3,699

Other operating costs and expenses	8,814	8,159	17,145	16,014
Corporate, general and administrative
Salaries, wages and benefits	2,469	3,329	5,540	7,079
Business insurance	63	59	132	123
Professional services	1,196	1,044	2,128	1,938
Overhead	608	675	1,227	1,394

Corporate, general and administrative	4,336	5,107	9,027	10,534
Provision for doubtful accounts	215	60	326	65
Provision for insurance recoveries	(134)	—	(384)	—
Depreciation and amortization	279	246	553	488

Total costs and expenses	34,470	31,066	67,073	61,523

Operating loss	(826)	(1,863)	(1,371)	(4,387)
Other income	—	5	58	8
Loss on early extinguishment of debt	—	—	—	(837)
Interest income	832	626	1,642	1,011
Interest expense	—	(4)	—	(564)

Income (loss) from continuing operations, before income tax expense (benefit)	6	(1,236)	329	(4,769)
Income tax expense (benefit)	2	(446)	190	(1,561)

Income (loss) from continuing operations	4	(790)	139	(3,208)
Discontinued operations:
Income from discontinued operations, net of tax	1	1,308	1,192	3,329
(Loss) gain on disposal of discontinued operations, net of tax	(8)	80	(767)	21,838

Net income	$(3)	$598	$564	$21,959

Basic net income per share data:
Income (loss) from continuing operations	$0.00	$(0.11)	$0.02	$(0.44)
Income from discontinued operations, net of tax	0.00	0.18	0.16	0.46
(Loss) gain on disposal of discontinued operations, net of tax	(0.00)	0.01	(0.10)	2.98

Net income	$(0.00)	$0.08	$0.08	$3.00

Diluted net income per share data:
Income (loss) from continuing operations	$0.00	$(0.11)	$0.02	$(0.44)
Income from discontinued operations, net of tax	0.00	0.18	0.15	0.46
(Loss) gain on disposal of discontinued operations, net of tax	(0.00)	0.01	(0.10)	2.98

Net income	$(0.00)	$0.08	$0.07	$3.00

Weighted average shares outstanding:
Basic	7,549	7,372	7,543	7,321

Diluted	7,734	7,372	7,723	7,321

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$564	$21,959
Less income from discontinued operations, net of income tax expense	(1,192)	(3,329)
Less loss (gain) on disposal from discontinued operations, net of income tax expense	767	(21,838)

Income (loss) from continuing operations, net of income tax expense (benefit)	139	(3,208)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	553	488
Provision for doubtful accounts	326	65
Provision for insurance recoveries	(384)	—
Amortization of deferred financing fees	—	37
Loss on early extinguishment of debt	—	837
Incentive stock option expense	176	200
Nonqualified stock option expense	493	493
Deferred income taxes	417	2,482
Changes in operating assets and liabilities
Accounts receivable	(5,054)	(1,095)
Prepaid expenses	(1,202)	(1,025)
Other assets	(55)	(103)
Workers’ compensation loss fund	(138)	(908)
Workers’ compensation bond collateral	307	293
Accounts payable	(1,865)	(3,334)
Income taxes	(743)	(219)
Accrued compensation, insurance, liabilities, refunds and interest	(1,732)	204

Net cash used in operating activities of continuing operations	(8,762)	(4,793)
Net cash used in operating activities of discontinued operations	(2,954)	(8,267)

Net cash used in operating activities	(11,716)	(13,060)

Investing activities:
Purchases of property and equipment	(436)	(490)
Purchases of available for sale securities	(92,375)	—
Sales of available for sale securities	92,375	—
Acquisitions of businesses	(5,789)	—
Proceeds from the sale of discontinued operations	30,048	72,250

Net cash provided by investing activities of continuing operations	23,823	71,760
Net cash used in investing activities of discontinued operations	(396)	(1,459)

Net cash provided by investing activities	23,427	70,301
Financing activities:
Principal payments and extinguishment of long-term debt	—	(20,689)
Disqualifying disposition of stock options	31	534
Proceeds from exercise of stock options	158	1,341

Net cash provided by (used in) financing activities of continuing operations	189	(18,814)
Net cash used in financing activities of discontinued operations	—	(6)

Net cash provided by (used in) financing activities	189	(18,820)

Increase in cash and cash equivalents	11,900	38,421
Cash and cash equivalents at beginning of year	48,848	19,037

Cash and cash equivalents at end of period	$60,748	$57,458

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1,505

Cash paid for taxes	$2,720	$8,219

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2007. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2006, which are included in our Annual Report on Form 10-K/A for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in our 2006 Annual Report.

2. Summary of Significant Accounting Policies

Description of Business

We provide a broad range of pediatric healthcare services including private duty nursing, pediatric rehabilitation services, day treatment centers for medically fragile and chronically ill children and pediatric well care. We also provide case management services in order to assist the family and patient by coordinating the provision of services between the insurer or other payor, the physician, the hospital and other healthcare providers. Our services are designed to provide a high quality, lower cost alternative to prolonged hospitalization for medically fragile children. For financial reporting purposes, our branch offices are aggregated into two reportable segments based on the patient populations and relevant services provided in accordance with the Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (See Note 6).

Discontinued Operations

On November 6, 2006, we completed the sale of substantially all of the assets of our Respiratory Therapy Equipment Services (“RTES”) business to Lincare, Inc. The aggregate purchase price was $35.2 million in cash of which $30.0 million was received at closing. The remainder of the purchase price is contingent upon the satisfaction of certain criteria, including the successful transition of certain patients and the collection of accounts receivable outstanding at closing (See Note 4). The agreement stipulates a preliminary measurement of the criteria to be performed at the six month anniversary with the final settlement at the twelve month anniversary of the agreement.

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

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue expected to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $5.3 million and $4.2 million for which services have been rendered but the amounts were unbilled as of March 31, 2007 and September 30, 2006, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.05 million and $0.04 million for the three months ended March 31, 2007 and March 31, 2006, respectively and $0.08 million and $0.07 million for the six months ended March 31, 2006 and March 31, 2006, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below (in thousands):

For The Year Ending September 30,
2007	$170
2008	$176
2009	$176
2010	$176
2011	$167

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

Allowance for Insurance Recoveries

Early in fiscal 2006, our former worker’s compensation insurance carrier, Atlantic Mutual, received a downgrade in their AM Best financial rating to a B-. On August 21, 2006, Standard & Poor’s downgraded Atlantic’s surplus note rating to D from CCC following Atlantic’s nonpayment of interest that was due on August 15, 2006. Subsequently, Atlantic Mutual requested a voluntary withdrawal of its AM Best rating. While we believe that our collateral remains secure, the potential for the carrier to default on claim payments due in the ordinary course has increased. Based upon information available to date, we believe the insurance carrier will not be able to meet its obligations. We established an allowance of $2.4 million on the full value of the insurance recoveries receivable at September 30, 2006. Based upon claim activity and carrier payments made during the six months ended March 31, 2007, we reduced our allowance by $0.4 million.

Workers’ Compensation Loss Fund

Our workers’ compensation insurance carrier, Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is reduced by the monthly loss fund payments. For fiscal 2007, the annual cash requirement is estimated to be $1.6 million. Our previous workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, was funded in a similar manner. The net balance at March 31, 2007 and September 30, 2006 was $4.7 million and $4.5 million, respectively. The insurance carriers have the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date they have not indicated the need to do so.

Workers’ Compensation Bond Collateral

We have secured surety bonds of $1.0 million to satisfy our workers’ compensation program requirements for our former insurance carrier. In December, 2006, we received $0.3 million in cash from our former insurance carrier, which reduced the collateral and surety bond by the same amount. As of March 31, 2007, the surety bonds were collateralized by $1.0 million cash posted to a third party escrow account. We believe that our collateral remains secure despite the insurance carrier’s financial distress discussed above.

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

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

Our net revenue may vary significantly depending primarily on factors such as re-hospitalizations of patients, seasonality, the timing of new branch office openings, acquisitions of businesses, public school calendars and pricing pressures due to legislative and regulatory initiatives to contain healthcare costs. Certain RTES equipment rentals are billed in advance of our rendering the related services. Such amounts are deferred in the balance sheet until the related services are performed (See Note 4).

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

In December, 2005 we received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have reviewed the basis for the claim and believe it is substantially without merit. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results. As of March 31, 2007, we had no material claims, disputes or unsettled matters with third party payors except as disclosed above, nor were there any material pending settlements with third party payors.

We have developed a methodology to record the estimated net revenue as a result of the inherent time lag between certain RTES patient treatments and input of the related information into our billing and collection system. This methodology measures relative changes in the time and overall activity level at each branch office location and aggregates these measurements to estimate the impact to consolidated net revenue. The estimated net revenue from the inherent time lag was approximately 0.4%, 0.5% and 0.4% of net revenue for fiscal years ended 2006, 2005 and 2004, respectively. Any unforeseen volatility to either the time or activity level at specific branch offices had the potential to significantly impact the estimate (See Note 4).

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

Stock Option Plans

At March 31, 2007, we have two stock-based compensation plans, the Stock Option Plan and the Director’s Stock Option Plan (the “Directors’ Plan”). Our Stock Option Plan (the “Option Plan”) provides for the granting of stock options covering up to 2,300,000 shares of Common Stock, of which 810,950 options are outstanding to eligible participants as of March 31, 2007. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted to those persons who are officers or employees of our company or to certain outside consultants. The terms and conditions of options granted under the Option Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The vesting period of the options is typically four years. Upon the occurrence of certain events, the vesting period of some options accelerate. The term of options granted under the Option Plan may not exceed 10 years. We have the right to repurchase the Common Stock issued upon the exercise of these options at the then fair market value of such shares, if either party terminates their employment relationship.

Under our Directors’ Plan, directors of our company who are not officers or employees may receive stock options annually to purchase shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Compensation Committee has the authority and sole discretion to make grants of options under the Directors’ Plan in addition to the annual grants described above. A total of 650,000 shares of Common Stock have been

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

reserved for issuance pursuant to options granted under the Directors’ Plan of which 278,500 options are outstanding to eligible participants as of March 31, 2007. During fiscal 2006, the Compensation Committee agreed to eliminate the use of equity compensation in the form of Director Stock Option awards and replace these awards with an annual contribution of approximately $13,000 on behalf of each Director into the Company’s Non-qualified Deferred Compensation Plan (“NQDCP”) at the conclusion of each fiscal year. Such contributions would be eligible for a 50% match funded by the Company and would be subject to the existing requirements of the NQDCP.

The fair value of the options awarded under Statement 123(R) is estimated on the date of grant using the Black Scholes Merton option pricing formula that used the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. We use historical option exercise and employee termination dates to estimate the expected term. The expected term represents the period of time that options granted are expected to be outstanding. We perform these calculations separately for each plan because the participants exhibit different behavior. The estimate for forfeitures was reviewed and updated in the six months ended March 31, 2007 to reflect the impact of certain changes to our long-term compensation strategies. This change resulted in an increase to compensation expense of approximately $0.2 million. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We have elected to use the straightline method to recognize compensation expense under Statement 123(R).

	Stock Option Plan
	March 31,
	2007	2006
Expected volatility	44%	53%
Expected dividends	0%	0%
Expected term (in years)	4	4
Risk-free rate	4.68%	4.43%

	Directors’ Plan
	March 31,
	2007	2006
Expected volatility	—	75%
Expected dividends	—	0%
Expected term (in years)	—	8
Risk-free rate	—	4.49%

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

Option Plan

A summary of option activity under the Option Plan as of March 31, 2007, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	767,550	$10.67
Granted	91,000	12.61
Exercised	(23,100)	6.88
Forfeited or expired	(24,500)	10.94

Outstanding at March 31, 2007	810,950	$10.98	7.12	$2,867,270

Vested and exercisable at March 31, 2007	419,725	$10.57	6.16	$1,770,585

The weighted-average grant-date fair value of options granted during the six months ended March 31, 2007 and 2006, respectively was $5.06 and $6.70. The total intrinsic value of options exercised during the six months ended March 31, 2007 and 2006, respectively was $0.1 million and $1.3 million.

As of March 31, 2007 there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of fifteen months.

Directors’ Plan

A summary of option activity under the Directors’ Plan as of March 31, 2007, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	278,500	$8.68
Granted	—
Exercised	—
Forfeited or expired	—

Outstanding at March 31, 2007	278,500	$8.68	4.87	$1,759,240

Vested and exercisable at March 31, 2007	278,500	$8.68	4.87	$1,759,240

The weighted-average grant-date fair value of options granted during the six months ended March 31, 2006 was $11.31. There were no options granted under the Directors’ Plan during the six months ended March 31, 2007.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

As of March 31, 2007 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Directors’ Plan.

During the six months ended March 31, 2007 and 2006, respectively, 23,100 and 208,050 options to acquire our Common Stock were exercised.

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

3. Acquisition of a Business

On January 6, 2007 we acquired certain of the pediatric assets of Americare At Home, Inc. a Massachusetts corporation (“Americare”). The acquisition included certain of Americare’s pediatric nursing locations in the Shrewsbury and Newton, Massachusetts markets. The purchase price was approximately $1.4 million in cash with $0.2 million held in escrow and Americare retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.25 million and goodwill of $1.2 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $1.2 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

On February 4, 2007 we acquired substantially all of the pediatric assets of Wilko Enterprises, Inc., a Texas corporation (“Wilkerson”). The acquisition includes Wilkerson’s pediatric nursing business in the Temple, Texas market and will be consolidated into PSA’s existing branch in Austin, Texas. The purchase price is $0.3 million in cash with $0.1 million held in escrow and Wilkerson retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.04 million and goodwill of $0.2 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $0.2 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

On February 17, 2007 we acquired select pediatric assets of Maternal Child Health, Inc. (“MCH”) a subsidiary of Deaconess Associations Inc. an Ohio corporation. The acquisition includes MCH’s pediatric nursing business in the Illinois, Texas and Pennsylvania markets. The MCH operations located in the Corpus Christi and McAllen, Texas markets will be operated on a stand alone basis. The purchase price is approximately $4.1 million in cash with MCH retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.1 million and goodwill of $4.0 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $4.0 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

The purchase method of accounting was used to record these acquisitions and the results of operations of the acquired companies are included in the accompanying condensed consolidated statements of operations from the date of the acquisitions.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

4. Discontinued Operations

On November 6, 2006, we completed the sale of substantially all of the assets of our RTES business (See Note 2). As a result, these operations are reflected as a discontinued operation. The condensed consolidated financial statements for all periods presented have been restated to reflect discontinued operations. The operating results of the discontinued operations are summarized as follows:

In Thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
RTES Business
Net revenue	$—	$14,299	$5,963	$28,599
Income before income tax (benefit) expense	—	2,145	1,708	4,196
Income tax (benefit) expense	(1)	839	516	1,646

Net income	$1	$1,306	$1,192	$2,550

Net income per share
Basic	$0.00	$0.18	$0.16	$0.35

Diluted	$0.00	$0.18	$0.15	$0.35

Loss on Disposal of RTES Business
(Loss) gain on disposal of discontinued operations (1)	$(17)	$—	$953	$—
Income tax (benefit) expense (2)	(9)	—	1,720	—

Net loss	$(8)	$—	$(767)	$—

Net loss per share
Basic	$(0.00)	$—	$(0.10)	$—

Diluted	$(0.00)	$—	$(0.10)	$—

(1)	In connection with the sale of our RTES business, we incurred approximately $2.5 million in employee termination costs which have been offset against the gain on disposal of discontinued operations.
(2)	Income tax expense for the gain on discontinued operations includes the permanent item of $4.7 million non-deductible goodwill specifically related to the sale of the RTES business.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

4. Discontinued Operations - Continued

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

In Thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Pharmacy Business
Net revenue	$—	$—	$—	$11,318
Income before income tax (benefit) expense	—	—	—	1,281
Income tax (benefit) expense	—	(2)	—	502

Net income	$—	$2	$—	$779

Net income per share
Basic	$—	$0.00	$—	$0.11

Diluted	$—	$0.00	$—	$0.11

Gain on Disposal of Pharmacy Business
Gain on disposal of discontinued operations	$—	$38	$—	$40,562
Income tax (benefit) expense	—	(42)	—	18,724

Net income	$—	$80	$—	$21,838

Net income per share
Basic	$—	$0.01	$—	$2.98

Diluted	$—	$0.01	$—	$2.98

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

4. Discontinued Operations - Continued

The operating results for total discontinued operations are summarized as follows:

In Thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Total Discontinued Operations
Net revenue	$—	$14,299	$5,963	$39,917
Income before income tax (benefit) expense	—	2,145	1,708	5,477
Income tax (benefit) expense	(1)	837	516	2,148

Net income	$1	$1,308	$1,192	$3,329

Net income per share
Basic	$0.00	$0.18	$0.16	$0.46

Diluted	$0.00	$0.18	$0.15	$0.46

(Loss) Gain on Disposal of Discontinued Operations	$(17)	$38	$953	$40,562
Income tax (benefit) expense	(9)	(42)	1,720	18,724

Net (loss) income	$(8)	$80	$(767)	$21,838

Net (loss) income per share
Basic	$(0.00)	$0.01	$(0.10)	$2.98

Diluted	$(0.00)	$0.01	$(0.10)	$2.98

Assets of the RTES discontinued operations have been reflected in the consolidated balance sheet as of September 30, 2006 as current assets held for sale. The following is a summary of assets of RTES discontinued operations:

September 30,
In Thousands	2006
RTES business
Accounts receivable, net	$8,722
Prepaid expenses	158
Property, net	8,178
Goodwill, net	7,282
Other	45

Total assets of discontinued RTES operations	$24,385

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

For the three and six months ended March 31, 2006, the weighted average shares outstanding for continuing operations for basic and diluted computations are the same, as the impact of common equivalent shares on earnings per share is anti-dilutive.

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income (loss) from continuing and discontinued operations per share:

	Three Months Ended		Six Months Ended
(In thousands)	March 31,		March 31,
	2007	2006	2007	2006
Denominator for basic income per share-weighted average shares	7,549	7,372	7,543	7,321
Effect of dilutive securities:
Options	185	—	180	—

Denominator for diluted income per share—adjusted weighted average shares	7,734	7,372	7,723	7,321

Antidilutive securities:
Options	208	275	253	221

6. Segments

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

Our reportable segments are defined based on the patient populations and relevant services provided which is reviewed by the CODM. All periods presented have been reclassified to conform to the current year presentation. The RTES and Pharmacy businesses have been reclassified to discontinued operations (See Note 2 and 4).

The following table summarizes goodwill for each of our Company’s operating segments (in thousands):

	Goodwill
	March 31,	September 30,
	2007	2006
Nursing	$24,643	$19,284
PPEC	735	735

Total	$25,378	$20,019

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

6. Segments – Continued

The following tables summarize certain information for each of our Company’s operating segments (in thousands):

	Nursing	PPEC	Consolidated Total
Three Months Ended March 31, 2007
Net revenue	$31,092	$2,552	$33,644
Costs of goods and services (exclusive of depreciation shown separately below)
Nursing and therapist salaries, wages, benefits and supplies	20,864	66	20,930
Disposables/Supplies	21	9	30

Total cost of goods and services	20,885	75	20,960
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	3,910	1,506	5,416
Business Insurance	1,377	118	1,495
Overhead	1,529	374	1,903

Total operating costs and expenses	6,816	1,998	8,814
Provision for doubtful accounts	199	16	215
Depreciation	59	69	128

Branch office contribution margin	$3,133	$394	$3,527

Three Months Ended March 31, 2006
Net revenue	$26,404	$2,799	$29,203
Costs of goods and services (exclusive of depreciation shown separately below)
Nursing and therapist salaries, wages, benefits and supplies	17,341	126	17,467
Disposables/Supplies	12	15	27

Total cost of goods and services	17,353	141	17,494
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	3,408	1,502	4,910
Business Insurance	1,302	106	1,408
Overhead	1,400	441	1,841

Total operating costs and expenses	6,110	2,049	8,159
Provision for doubtful accounts	106	(46)	60
Depreciation	38	46	84

Branch office contribution margin	$2,797	$609	$3,406

	Three Months Ended March 31,
	2007	2006
Total profit for reportable segments	$3,527	$3,406
Corporate, general and administrative	(4,336)	(5,107)
Corporate depreciation and amortization	(151)	(162)
Provision for insurance recoveries	134	—
Other income	—	5
Interest income	832	626
Interest expense	—	(4)

Income (loss) from continuing operations, before income tax expense (benefit)	$6	$(1,236)

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

6. Segments – Continued

	Nursing	PPEC	Consolidated Total
Six Months Ended March 31, 2007
Net revenue	$60,589	$5,113	$65,702
Costs of goods and services (exclusive of depreciation shown separately below)
Nursing and therapist salaries, wages, benefits and supplies	40,211	154	40,365
Disposables/Supplies	29	12	41

Total cost of goods and services	40,240	166	40,406
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	7,650	2,990	10,640
Business Insurance	2,553	237	2,790
Overhead	2,943	772	3,715

Total operating costs and expenses	13,146	3,999	17,145
Provision for doubtful accounts	316	10	326
Depreciation	112	137	249

Branch office contribution margin	$6,775	$801	$7,576

Six Months Ended March 31, 2006
Net revenue	$51,779	$5,357	$57,136
Costs of goods and services (exclusive of depreciation shown separately below)
Nursing and therapist salaries, wages, benefits and supplies	34,112	262	34,374
Disposables/Supplies	25	23	48

Total cost of goods and services	34,137	285	34,422
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	6,788	2,923	9,711
Business Insurance	2,405	199	2,604
Overhead	2,834	865	3,699

Total operating costs and expenses	12,027	3,987	16,014
Provision for doubtful accounts	68	(3)	65
Depreciation	78	91	169

Branch office contribution margin	$5,469	$997	$6,466

	Six Months Ended March 31,
	2007	2006
Total profit for reportable segments	$7,576	$6,466
Corporate, general and administrative	(9,027)	(10,534)
Corporate depreciation and amortization	(304)	(319)
Provision for insurance recoveries	384	—
Loss on early extinguishment of debt	—	(837)
Other income	58	8
Interest income	1,642	1,011
Interest expense	—	(564)

Income (loss) from continuing operations, before income tax expense (benefit)	$329	$(4,769)

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

6. Segments – Continued

Travel, auto, equipment leases and delivery charges which are included in other operating costs and expenses are not segregated between the portions related directly to patient care expenses and the portions related to overhead. The following table summarizes these expenses (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Travel	$80	$51	$163	$118
Auto gas, mileage and repairs	183	207	336	418
Auto leases	67	46	154	96
Delivery charges	22	16	41	33

	$352	$320	$694	$665

7. Commitments and Contingencies

As a result of operating in the healthcare industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal theories, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. Based upon information available to date, management believes it has provided adequate reserves, if needed, for any unfavorable resolutions; however, there can be no assurance that the ultimate resolution of such current pending legal proceedings will not have a material adverse effect on our financial condition or liquidity position.

Our former worker’s compensation carrier, Atlantic Mutual, received a downgrade in their AM Best financial rating following nonpayment of interest and subsequently requested a voluntary withdrawal of its AM Best rating (see Note 2 “Allowance for Insurance Recoveries”).

In December 2005, we received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have reviewed the basis for the claim and believe it is substantially without merit. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results. As of March 31, 2007, we had no material claims, disputes or unsettled matters with third party payors except as disclosed above, nor were there any material pending settlements with third party payors.

8. Subsequent Events

On April 25, 2007 we announced that we had entered into a definitive agreement with Portfolio Logic LLC pursuant to which we will become a privately owned company. Portfolio Logic will acquire all of our outstanding common shares not owned by Portfolio Logic at a price of $16.25 per share, paid in cash. As soon as possible, we will deliver to our shareholders a proxy statement for their consideration and approval of the transaction, and the two companies will file for regulatory approval under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to future financial performance of our company. When used in this Form 10-Q, the words “may,” “hopes,” “targets,” “goal,” “could,” “should,” “would,” “believe,” “feel,” “expects,” “anticipate,” “estimate,” “intend,” “plan,” “potential” and similar expressions may be indicative of forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. We caution that various factors, including the factors described below and elsewhere in this report, as well as those discussed in our other filings with the Securities and Exchange Commission, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf. The following are among the important factors that could cause actual results to differ materially from the results discussed herein:

•

Our failure to complete our proposed merger with Portfolio Logic LLC because of a number of factors, including the failure to obtain the requisite approval of our stockholders or the failure to satisfy other closing conditions;

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

Company Events & Updates

On April 25, 2007 we announced that we had entered into a definitive agreement with Portfolio Logic LLC pursuant to which we will become a privately owned company. Portfolio Logic will acquire all of our outstanding common shares not owned by Portfolio Logic at a price of $16.25 per share, paid in cash. As soon as possible, we will deliver to our shareholders a proxy statement for their consideration and approval of the transaction, and the two companies will file for regulatory approval under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. We incurred costs of approximately $0.3 million in connection with the transaction as of March 31, 2007.

On April 1, 2007, we renewed our contract with United Health Care (“United”) for private duty nursing services. This contract contains financial incentives contingent upon satisfaction of a broad range of criteria including: volume and accuracy of electronic claims, patient satisfaction and nurse staffing. These incentives will not be recorded as revenues until we receive confirmation from United as to their achievement. The Company hopes that this contract will be a model for future managed care contract negotiations and will serve to differentiate us from our competitors and reinforce our value proposition.

On February 17, 2007, we acquired select pediatric assets of Maternal Child Health, Inc. (“MCH”) a subsidiary of Deaconess Associations Inc. an Ohio corporation. The acquisition includes MCH’s pediatric nursing business in the Illinois, Texas and Pennsylvania markets. The MCH operations located in the Corpus Christi and McAllen Texas markets will be operated on a stand alone basis. The purchase price is approximately $4.1 million in cash with MCH retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.1 million and goodwill of $4.0 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $4.0 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

On February 9, 2007, the Company received a favorable verdict defending itself against a claim of tortious interference related to a 1996 acquisition. The Company incurred approximately $0.3 million of legal fees during the six months ended March 31, 2007. The verdict directs that the Company is entitled to recover legal fees incurred since the date of its most recent rejected settlement offer. Plaintiff has filed a motion to appeal the verdict and the recovery of fees, if any, is pending resolution of the appeal.

On February 4, 2007, we acquired substantially all of the pediatric assets of Wilko Enterprises, Inc.,a Texas corporation (“Wilkerson”). The acquisition includes Wilkerson’s pediatric nursing business in the Temple, Texas market and will be consolidated into PSA’s existing branch in Austin, Texas. The purchase price is $0.3 million in cash with $0.1 million held in escrow and Wilkerson retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.04 million and goodwill of $0.2 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $0.2 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

On January 6, 2007, we acquired certain of the pediatric assets of Americare At Home, Inc. a Massachusetts corporation (“Americare”). The acquisition included certain of Americare’s pediatric nursing locations in the Shrewsbury and Newton, Massachusetts markets. The purchase price was approximately $1.4 million in cash with $0.2 million held in escrow and Americare retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.25 million and goodwill of $1.2 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $1.2 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

On November 6, 2006, we completed the sale of substantially all of the assets of our RTES business to Lincare, Inc. The aggregate purchase price was $35.2 million of which $30.0 million was received at closing. The remainder of the purchase price is contingent upon the satisfaction of certain criteria, including the successful transition of certain patients and the collection of accounts receivable outstanding at closing (See Note 2 and 4).

During the second half of fiscal 2006, we implemented a program to approach our private duty nursing managed care payors with a request to increase reimbursement rates. In many cases we have not had a rate increase for a number of years and have incurred significant increases in nurse wage rates during that period. In select cases, we have negotiated and finalized rate increases, many of which become effective at the start of our fiscal year 2007. Negotiations are ongoing with a number of other payors and we are hopeful we will achieve some level of rate increase in most cases; however, there can be no assurance that these rate increases will be achieved.

Early in fiscal 2006, our former worker’s compensation insurance carrier, Atlantic Mutual, received a downgrade in its AM Best financial rating to a B-. On August 21, 2006, Standard & Poor’s downgraded Atlantic’s surplus note rating to D from CCC following Atlantic’s nonpayment of interest that was due on August 15, 2006. Subsequently, Atlantic Mutual requested a voluntary withdrawal of its AM Best rating. While we believe that our collateral remains secure, the potential for the carrier to default on claim payments due in the ordinary course has increased. Based upon information available to date, we believe the insurance carrier will not be able to meet its obligations. We established an allowance of $2.4 million on the full value of the insurance recoveries receivable at September 30, 2006. Based upon claim activity and carrier payments made during the six months ended March 31, 2007 we reduced our allowance by approximately $0.4 million.

Risk Management

We have spent significant time and resources to move towards a fully implemented Enterprise Risk Management Model. This approach to risk management emphasizes assessment of risk from a broader perspective and relies upon significant employee education initiatives and awareness of a variety of risk exposures. Our full time risk manager, who possesses extensive homecare and occupational medicine experience, has strengthened the initial incident reporting and investigation process and actively monitors claim adjustment activities. Our Risk Committee, which is comprised of members of the Compliance, Legal, Human Resources, Finance and Risk Management Departments, continues to monitor incident reporting and claim adjustment activity, review existing patient census and discharge high-risk cases where legally permissible. Our Risk Committee employs a multi-functional approach to its decision making process. We continue to educate branch office staff on risk management procedures including appropriate nurse staffing decisions. We have expanded our risk management staff in fiscal 2007 and intensified our efforts to pro-actively identify high risk patients and nurses, reinforce appropriate boundaries of care, strengthen our data collection efforts during incident reporting and continue to aggressively engage the third party administrator in the claim adjustment process. In addition, our third party actuary analyzes our medical malpractice loss history and quantifies liability recognition under the policy terms. Under our medical malpractice policy, we have a $1.0 million per year, per claim, self-insured retention, with an aggregate self-insured retention limit of $7.3 million and an annual aggregate coverage limit of $15.0 million. If our loss experience worsens, it could have a material adverse effect on our financial results and liquidity position.

Operations

We have two reportable segments: (i) Nursing and (ii) PPEC (see “Notes to Condensed Consolidated Financial Statements”—Note 6).

In the Nursing segment, we are focused on increasing our staffed hours and reimbursement rates to drive revenue growth. During the six months ended March 31, 2007, we continue to believe our nurse recruiting strategy with its focus upon weekly staffed hours targets, for each branch office, as well as our incentive programs to reward achievement of these targets best positions us to achieve our growth objectives. We have also instituted a variety of new programs to monetarily reward our nurses to increase the number of hours that they work for us. We continue to experience wage pressures in select markets. During the six months ended March 31, 2007, we began to see the impact of increased rates from select managed care payors on our gross margin rate. Our branch office directors’ focus is upon increasing gross margin dollars which will improve the branch office contribution margin.

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

Source & Availability of Clinical Personnel

We believe that case hours staffed is the most appropriate measurement of nursing activity. During the 13 weeks ending March 31, 2007, our case hours staffed increased to approximately 928,000 as compared to 874,000 in the 13 weeks ended December 30, 2006. A substantial portion of the increase relates to the acquisitions completed in the second quarter of fiscal 2007. We continue to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. We have made investments in nine local market nurse recruiters to help reduce unstaffed hours.

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

The following table summarizes our days sales outstanding as of the dates indicated:

	March 31,	September 30,
	2007	2006
Days sales outstanding (calculated on year to date revenue)	62	54

The days sales outstanding increase is primarily due to the Melmedica acquisition whose operations are in the States of Illinois and Indiana. Delays in processing ownership applications resulted in an inability to tie physician authorizations to services provided. The majority of these claims were released in December 2006 and January 2007. Payment in full for these claims is expected. In addition, the operations acquired during the three months ended March 31, 2007 encountered routine delays in the reauthorization of patient services. These delays are temporary and payment for services rendered is expected during the third fiscal quarter of fiscal 2007.

Allowance for Doubtful Accounts

In determining the adequacy of the allowance and related provision for doubtful accounts, we have developed a process that combines detailed analysis of historical collections and write-off activity with a detailed review of existing account balances meeting certain criteria and their likelihood of being collected at the amounts recorded. This detailed review involves both the assigned Corporate Reimbursement department personnel and the respective branch office location personnel assessing each patient claim that falls within prescribed age and amount criteria. Co-payments are captured under the private pay category and a higher reserve percentage is applied to these balances based on historical collection patterns. These assessments are aggregated and compared to the results of the detailed analysis of historical collections to provide additional support to management in making the estimate of the allowance for doubtful accounts. During the six months ended March 31, 2007, we revised our methodology for assessing the collectibility of amounts due which have not yet been billed from a statistical percentage to a specific review. This change was implemented due to the dramatic decline in the number of unbilled claims as a result of the sale of the RTES business. Inherent in this estimate is the risk that it will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

The following table provides a comparison of approximate percentages of our aging of net accounts receivable by payor for the periods ended March 31, 2007 and September 30, 2006:

	March 31, 2007

	0-120 days	121-180 days	181-240 days	241-365 days	>365 days	Total
Commercial and contract insurance	30.5%	2.6%	1.2%	0.5%	0.2%	35.0%
Medicaid	32.0%	3.1%	1.9%	1.9%	0.5%	39.4%
Medicare	0.8%	0.1%	0.0%	0.0%	0.0%	0.9%
Private pay	0.6%	0.1%	0.1%	0.1%	0.1%	1.0%
Unbilled	23.7%	0.0%	0.0%	0.0%	0.0%	23.7%

Total net accounts receivable	87.6%	5.9%	3.2%	2.5%	0.8%	100.0%

	September 30, 2006

	0-120 days	121-180 days	181-240 days	241-365 days	>365 days	Total
Commercial and contract insurance	32.9%	2.1%	1.1%	0.6%	-1.6%	35.1%
Medicaid	35.1%	1.3%	0.8%	1.5%	0.7%	39.4%
Medicare	0.6%	0.0%	0.0%	0.0%	0.0%	0.6%
Private pay	0.7%	0.1%	0.1%	0.2%	0.0%	1.1%
Unbilled	23.8%	0.0%	0.0%	0.0%	0.0%	23.8%

Total net accounts receivable	93.1%	3.5%	2.0%	2.3%	-0.9%	100.0%

RESULTS OF OPERATIONS

The following table is derived from our unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amount of each item from the comparative prior period:

	Percentage of Net Revenue				Period-to-Period Percentage Increase (Decrease)
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,	Six Months Ended March 31,
	2007	2006	2007	2006	2007	2007
Net Revenue	100.0%	100.0%	100.0%	100.0%	15%	15%
Costs of goods and services (exclusive of depreciation shown separately below)	62.3	59.9	61.5	60.2	20	17
Other operating costs and expenses
Salaries, wages and benefits	16.1	16.8	16.2	17.0	10	10
Business insurance	4.4	4.8	4.2	4.6	6	7
Overhead	5.7	6.3	5.7	6.5	3	0

Other operating costs and expenses	26.2	27.9	26.1	28.1	8	7
Corporate, general and administrative
Salaries, wages and benefits	7.3	11.4	8.4	12.4	(26)	(22)
Business insurance	0.2	0.2	0.2	0.2	7	7
Professional services	3.6	3.6	3.2	3.4	15	10
Overhead	1.8	2.3	1.9	2.4	(10)	(12)

Corporate, general and administrative	12.9	17.5	13.7	18.4	(15)	(14)
Provision for doubtful accounts	0.6	0.2	0.5	0.1	258	402
Provision for insurance recoveries	(0.4)	—	(0.6)	—	100	100
Depreciation and amortization	0.8	0.8	0.8	0.9	13	13

Operating loss	(2.4)	(6.3)	(2.0)	(7.7)	(56)	(69)
Other income	—	—	0.1	—	(100)	625
Loss on early extinguishment of debt	—	—	—	(1.5)	—	(100)
Interest income	2.5	2.1	2.5	1.8	33	62
Interest expense	—	—	—	(1.0)	(100)	(100)

Income (loss) from continuing operations, before income tax expense (benefit)	0.1	(4.2)	0.6	(8.4)	(100)	(107)
Income tax expense (benefit)	—	(1.5)	0.3	(2.7)	(100)	(112)

Income (loss) from continuing operations	0.1%	(2.7)%	0.3%	(5.7)%	(101)%	(104)%

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	% Total	% Total	% Total	% Total
Pediatric Home Health Care
Nursing	82.0%	78.6%	81.9%	79.3%
PPEC	7.6%	9.6%	7.8%	9.4%

Total Pediatric Home Health Care	89.6%	88.2%	89.7%	88.7%
Adult Home Health Care
Nursing	10.4%	11.8%	10.3%	11.3%

Total Adult Home Health Care	10.4%	11.8%	10.3%	11.3%

Total	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net revenue increased $4.4 million, or 15%, to $33.6 million in the three months ended March 31, 2007 from $29.2 million in the three months ended March 31, 2006. For the Nursing segment, net revenue increased $4.7 million, or 18%, to $31.1 million in the three months ended March 31, 2007 from $26.4 million in the three months ended March 31, 2006. For the PPEC segment, net revenue decreased $0.2 million, or 9%, to $2.6 million in the three months ended March 31, 2007 from $2.8 million in the three months ended March 31, 2006 primarily as a result of the closure of the Orlando and Jacksonville centers. In the three months ended March 31, 2007, we derived approximately 37% of our net revenue from commercial insurers and other private payors, 62% from Medicaid and 1% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment and related supplies. Costs of goods and services increased $3.5 million, or 20%, to $21.0 million in the three months ended March 31, 2007 from $17.5 million in the three months ended March 31, 2006. Costs of goods and services of the Nursing segment increased $3.5 million, or 20%, to $20.9 million in the three months ended March 31, 2007 from $17.4 million in the three months ended March 31, 2006. Costs of goods and services as a percentage of the Nursing segment net revenue increased to 67% in the three months ended March 31, 2007 as compared to 66% for the three months ended March 31, 2006 as a result of increased margin pressure in select markets. For the PPEC segment, cost of goods and services remained relatively constant at $0.1 million in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $0.7 million, or 8%, to $8.8 million in the three months ended March 31, 2007 from $8.2 million in the three months ended March 31, 2006. In the Nursing segment, other operating costs and expenses increased $0.7 million or 12% to $6.8 million in the three months ended March 31, 2007 as compared to $6.1 million for the three months ended March 31, 2006. In the PPEC segment, other operating costs and expenses decreased $0.1 million, or 2%, to $2.0 million in the three months ended March 31, 2007 from $2.1 million in the three months ended March 31, 2006. As a percentage of net revenue these costs increased to 78% in the three months ended March 31, 2007 from 73% in the three months ended March 31, 2006.

Corporate, general and administrative costs decreased $0.8 million, or 15% to $4.3 million in the three months ended March 31, 2007 as compared to $5.1 million in the three months ended March 31, 2006. This was primarily related to decreased salaries and benefit costs due to a lower headcount as a result of the actions taken with the sale of the RTES business. Our percentage of net revenue, corporate, general and administrative costs decreased to 13% in the three months ended March 31, 2007 compared to 18% in the three months ended March 31, 2006.

Provision for doubtful accounts increased $0.2 million, or 258%, to $0.2 million in the three months ended March 31, 2007 from $0.1 million in the three months ended March 31, 2006. During the three months ended March 31, 2007, we experienced delays in collecting from select state Medicaid programs due to temporary funding issues and authorization delays relating to the acquired operations. These delays are temporary and payment for services rendered is expected during the third fiscal quarter of fiscal 2007.

Depreciation and amortization remained relatively constant at $0.3 million in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Interest income increased $0.2 million, or 33%, to $0.8 million in the three months ended March 31, 2007, as compared to $0.6 million in the three months ended March 31, 2006 (See “Liquidity and Capital Resources” below for further discussion).

Income tax expense from continuing operations increased $0.4 million, or 100%, to an expense of $0.002 million in the three months ended March 31, 2007 from a benefit of $0.4 million in the three months ended March 31, 2006.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Net revenue increased $8.6 million, or 15%, to $65.7 million in the six months ended March 31, 2007 from $57.1 million in the six months ended March 31, 2006. For the Nursing segment, net revenue increased $8.8 million, or 17%, to $60.6 million in the six months ended March 31, 2007 from $51.8 million in the six months ended March 31, 2006. For the PPEC segment, net revenue decreased $0.2 million, or 5%, to $5.1 million in the six months ended March 31, 2007 from $5.4 million in the six months ended March 31, 2006 primarily as a result of the closures of our Orlando and Jacksonville centers. In the six months ended March 31, 2007, we derived approximately 36% of our net revenue from commercial insurers and other private payors, 63% from Medicaid and 1% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment and related supplies. Costs of goods and services increased $6.0 million, or 17%, to $40.4 million in the six months ended March 31, 2007 from $34.4 million in the six months ended March 31, 2006. Costs of goods and services of the Nursing segment increased $6.1 million or 18% to $40.2 million in the six months ended March 31, 2007 as compared to $34.1 million in the six months ended March 31, 2006. For the PPEC segment, cost of goods and services decreased $0.1 million or 42% to $0.2 million in the six months ended March 31, 2007 as compared to $0.3 million for the six months ended March 31, 2006.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $1.1 million, or 7%, to $17.1 million in the six months ended March 31, 2007 from $16.0 million in the six months ended March 31, 2006. In the Nursing segment, other operating costs and expenses increased $1.1 million, or 9%, to $13.1 million in the six months ended March 31, 2007 compared to $12.0 million in the six months ended March 31, 2006. As a percentage of net revenue, the Nursing segment costs were 22% in the six months ended March 31, 2007 as compared to 23% in the six months ended March 31, 2006. In the PPEC segment, other operating costs and expenses remained relatively constant at $4.0 million in the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. As a percentage of net revenue these costs increased to 78% in the six months ended March 31, 2007 from 74% in the six months ended March 31, 2006.

Corporate, general and administrative costs decreased $1.5 million, or 14% to $9.0 million in the six months ended March 31, 2007 as compared to $10.5 million in the six months ended March 31, 2006. This was primarily related to reduced corporate office headcount as a result of the actions taken with the sale of the RTES business in the six months ended March 31, 2007. The percentage of net revenue, corporate, general and administrative costs decreased to 14% in the six months ended March 31, 2007 as compared to 18% in the six months ended March 31, 2006.

Provision for doubtful accounts increased $0.3 million, or 402%, to $0.3 million in the six months ended March 31, 2007 from $0.1 million in the six months ended March 31, 2006. During the six months ended March 31, 2007 we experienced delays in collection from select state Medicaid programs due to temporary funding issues and authorizing delays relating to the acquired operations. These delays are temporary and payment for services rendered is expected during the third fiscal quarter of fiscal 2007.

Depreciation and amortization increased $0.1 million, or 13%, to $0.6 million in the six months ended March 31, 2007 as compared to $0.5 in the six months ended March 31, 2006.

Interest income increased $0.6 million, or 62%, to $1.6 million in the six months ended March 31, 2007, as compared to $1.0 million in the six months ended March 31, 2006 (See “Liquidity and Capital Resources” below for further discussion).

Income tax expense from continuing operations increased $1.8 million, or 112%, to an expense of $0.2 million in the six months ended March 31, 2007 as compared to a benefit of $1.6 million in the six months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operations

For the three months ended March 31, 2007, we made routine purchases of computer equipment and purchased, instead of continuing to lease, office copiers for our branch offices to maintain and upgrade our technology infrastructure. We anticipate future capital expenditures for maintenance, support and enhancements of existing technology and continued investments in new start up locations. We anticipate funding these capital expenditures with cash on hand and cash flow from operations.

Asset Sales

On November 6, 2006, we completed the sale of substantially all of the assets of our RTES business to Lincare, Inc. The aggregate purchase price was $35.2 million in cash of which $30.0 million was received at closing. The remainder of the purchase price is contingent upon the satisfaction of certain criteria, including the successful transition of certain patients and the collection of outstanding accounts receivable at closing (See Note 4).

Asset Purchases

On February 17, 2007 we acquired select pediatric assets of Maternal Child Health, Inc. (“MCH”) a subsidiary of Deaconess Associations Inc. an Ohio corporation. The acquisition includes MCH’s pediatric nursing business in the Illinois, Texas and Pennsylvania markets. The MCH operations located in the Corpus Christi and McAllen Texas markets will be operated on a stand alone basis. The purchase price is approximately $4.1 million in cash with MCH retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.1 million and goodwill of $4.0 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $4.0 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

On February 4, 2007 we acquired substantially all of the pediatric assets of Wilko Enterprises, Inc., a Texas corporation (“Wilkerson”). The acquisition includes Wilkerson’s pediatric nursing business in the Temple, Texas market and will be consolidated into PSA’s existing branch in Austin, Texas. The purchase price is $0.3 million in cash with $0.1 million held in escrow and Wilkerson retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.04 million and goodwill of $0.2 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $0.2 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

On January 6, 2007 we acquired certain of the pediatric assets of Americare At Home, Inc. a Massachusetts corporation (“Americare”). The acquisition included certain of Americare’s pediatric nursing locations in the Shrewsbury and Newton, Massachusetts markets. The purchase price was approximately $1.4 million in cash with $0.2 million held in escrow and Americare retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.25 million and goodwill of $1.2 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $1.2 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

The purchase method of accounting was used to record these acquisitions and the results of operations of the acquired companies are included in the accompanying condensed consolidated statements of operations from the date of the acquisitions.

Risk Management

Our workers’ compensation insurance carrier, Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers rated A+ by AM Best Company, requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is reduced by the monthly loss fund payments. For fiscal 2007, the annual cash requirement is estimated to be $1.6 million. Our previous workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, was funded in a similar manner. The net balance at March 31, 2007 and September 30, 2006 was $4.7 million and $4.5 million, respectively. The insurance carriers have the right to increase this cash requirement at the end of each fiscal year if the claim experience is greater than anticipated, but to date they have not indicated the need to do so.

We have secured surety bonds of $1.0 million to satisfy our workers’ compensation program requirements for our former insurance carrier. In December, 2006, we received $0.3 million in cash from our former insurance carrier, which reduced the collateral and surety bond by the same amount. As of March 31, 2007, the surety bonds were collateralized by $1.0 million cash posted to a third party escrow account. We believe that our collateral remains secure despite the insurance carriers financial distress discussed above.

On January 1, 2007, we renewed our self-insured employee medical benefit plans. In January 2007, we made minor design changes to our benefit plans and analyzed the impact of the removal of the employees who transitioned to Lincare, Inc. as part of the sale of the RTES business.

As a result of operating in the healthcare industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of March 31, 2007, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of our insurance policy will be adequate.

On October 1, 2006, we completed our annual renewal of our risk management program and implemented several changes. We renewed our insurance program for medical malpractice, commercial and general liability coverage with Arch Specialty Insurance Company, rated A by AM Best Company. Per claim self-insured retention amount remained at $1.0 million with an annual aggregate self-insured retention amount of $7.3 million and an annual aggregate coverage limit of $15.0 million. We renewed our workers’ compensation policy with Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers rated A+ by AM Best Company, with the per claim deductible remaining at $0.35 million.

In addition, we are subject to accident claims arising out of the normal operation of our fleet of vans and small trucks for our sold RTES business and buses for our PPEC division, and we maintain insurance intended to cover such claims. A successful claim against us in excess of our insurance coverage could have a material adverse effect upon our business. Claims against us, regardless of their merits or eventual outcome, also may have a material adverse effect upon our reputation and business.

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

We received notification of a claim from one commercial payor primarily relating to our discontinued pharmacy operation (see Note 7).

We have entered into employment agreements with certain employees which provide, among other things, salary, benefits and perquisites, as well as additional compensation, for certain changes in control or a failure to comply with any material terms of the agreements. We have a Non-Qualified Deferred Compensation Plan for certain of our employees. The deferred compensation liability as of March 31, 2007 and September 30, 2006 was approximately $1.5 million and $1.4 million, respectively. On April 6, 2006, we adopted a Long-Term Incentive Compensation Plan (“LTIP”) for the Senior Management team. Under the LTIP, cash awards may be granted based upon the achievement of certain Performance Goals which are established at the outset of each three year Performance Period and adjusted as appropriate. The LTIP will become the primary component of our long term compensation strategies and the future use of existing equity compensation programs is expected to decline.

The following table represents a schedule of our contractual obligations and commitments as of March 31, 2007:

	Payments Due by Period (In thousands)
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Operating leases	$9,552	$2,340	$4,021	$2,542	$649

	$9,552	$2,340	$4,021	$2,542	$649

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

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.

As previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2006, we determined that, as of the end of the fiscal year 2006, there were material weaknesses affecting our internal control over financial reporting and, as a result of those material weaknesses, our disclosure controls and procedures were not effective. As described below, we have remediated those material weaknesses. Consequently, based on the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the quarter ended March 31, 2007, our disclosure controls and procedures were effective.

Changes to Remediate Material Weakness

We have improved our internal controls over our accounting for income taxes by expanding the level of review and discussion of significant tax matters and supporting documentation with senior finance management. We terminated BDO Seidman, LLP as our tax advisor and have hired a local Georgia CPA firm to assist in performing these services.

(b) Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter except as discussed above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our 2007 Annual Meeting of Shareholders was held on February 6, 2007. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of the sole matter voted upon at the Annual Meeting and the results of the voting on such matter:

Election of two Class I directors, Robert Pinkas and Joel Kimbrough, as directors for a term of three years expiring at the 2010 Annual Meeting of Shareholders:

Votes
Nominees	For	Withheld
Robert Pinkas	6,216,648 (82%)	1,159,165 (15%)
Joel Kimbrough	6,260,719 (83%)	1,115,094 (15%)

The terms of Messrs. Daniel Kohl, Michael Axelrod, David Crane and Michael Finn and Ms. Phyllis Yale continued after the Annual Meeting.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC SERVICES OF AMERICA, INC. (Registrant)

Date: May 9, 2007	By:	/S/ JAMES M. MCNEILL
James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)