Form 10-Q
period 2007-06-30
PEDIATRIC SERVICES OF AMERICA INC
filed 2007-08-07
CIK 893430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, the Registrant had 7,575,913 shares of Common Stock, $0.01 par value, outstanding.

FORM 10-Q

PEDIATRIC SERVICES OF AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value )

	June 30, 2007	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,051	$48,848
Accounts receivable, less allowances for doubtful accounts of $637 and $541, respectively	24,106	17,705
Prepaid expenses	1,743	944
Income taxes receivable	1,723	875
Deferred income taxes	2,524	3,197
Workers’ compensation loss fund	4,383	4,529
Insurance recoveries, less allowances for insurance recoveries of $1,247 and $1,327, respectively	3,837	618
Transition services	49	—
Other current assets	199	170
Assets held for sale	—	24,385

Total current assets	96,615	101,271

Property and equipment:
Home care equipment	87	73
Furniture and fixtures	10,160	9,912
Leasehold improvements	2,290	2,494

	12,537	12,479
Accumulated depreciation and amortization	(9,872)	(9,605)

	2,665	2,874

Other assets:
Goodwill, less accumulated amortization of approximately $3,721	28,088	20,019
Noncompete agreements, less accumulated amortization of approximately $920 and $868, respectively	715	127
Deferred income taxes	3,500	3,232
Workers’ compensation bond collateral	967	1,262
Insurance cash surrender value and recoveries, less allowances for insurance recoveries of $659 and $1,104, respectively	9,782	4,454
Other	242	258

	43,294	29,352

Total assets	$142,574	$133,497

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)

(In thousands, except par value )

	June 30, 2007	September 30, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,073	$3,039
Accrued compensation	6,671	5,262
Accrued insurance	10,465	6,897
Refunds payable	2,648	2,116
Accrued interest	44	42
Professional service liabilities	1,181	866
Additional rent payable	1,083	1,484
Transition services	163	358
Other accrued liabilities	451	406
Deferred revenue	—	902

Total current liabilities	23,779	21,372

Long-term accrued insurance	16,910	12,375
Long-term income taxes payable	88	88
Deferred compensation	1,315	1,051

Total liabilities	42,092	34,886

Redeemable preferred stock, $.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—

Stockholders’ equity:
Common stock, $.01 par value, 80,000 shares authorized 7,576 and 7,533 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively	76	75
Additional paid-in capital	57,028	55,805
Retained earnings	43,378	42,731

Total stockholders’ equity	100,482	98,611

Total liabilities and stockholders’ equity	$142,574	$133,497

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$36,095	$30,328	$101,796	$87,464

Costs and expenses:
Costs of goods and services (exclusive of depreciation shown separately below)	22,585	18,395	62,990	52,817
Other operating costs and expenses
Salaries, wages and benefits	5,884	5,159	16,523	14,870
Business insurance	1,453	1,217	4,244	3,821
Overhead	1,961	1,881	5,676	5,580

Other operating costs and expenses	9,298	8,257	26,443	24,271
Corporate, general and administrative
Salaries, wages and benefits	2,535	3,516	8,075	10,595
Business insurance	64	68	195	191
Professional services	1,282	784	3,410	2,722
Overhead	576	746	1,804	2,140

Corporate, general and administrative	4,457	5,114	13,484	15,648
Provision for doubtful accounts	76	(3)	402	62
Provision for insurance recoveries	(140)	—	(524)	—
Depreciation and amortization	282	258	835	746

Total costs and expenses	36,558	32,021	103,630	93,544

Operating loss	(463)	(1,693)	(1,834)	(6,080)
Other income	—	46	58	54
Loss on early extinguishment of debt	—	—	—	(837)
Interest income	834	656	2,477	1,667
Interest expense	—	—	—	(564)

Income (loss) from continuing operations, before income tax expense (benefit)	371	(991)	701	(5,760)
Income tax expense (benefit)	149	(461)	339	(2,022)

Income (loss) from continuing operations	222	(530)	362	(3,738)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(88)	1,158	1,104	4,487
(Loss) gain on disposal of discontinued operations, net of tax	(50)	(4)	(819)	21,834

Net income	$84	$624	$647	$22,583

Basic net income per share data:
Income (loss) from continuing operations	$0.03	$(0.07)	$0.05	$(0.51)
(Loss) income from discontinued operations, net of tax	(0.01)	0.15	0.15	0.61
(Loss) gain on disposal of discontinued operations, net of tax	(0.01)	(0.00)	(0.11)	2.96

Net income	$0.01	$0.08	$0.09	$3.06

Diluted net income per share data:
Income (loss) from continuing operations	$0.03	$(0.07)	$0.05	$(0.51)
(Loss) income from discontinued operations, net of tax	(0.01)	0.15	0.14	0.61
(Loss) gain on disposal of discontinued operations, net of tax	(0.01)	(0.00)	(0.11)	2.96

Net income	$0.01	$0.08	$0.08	$3.06

Weighted average shares outstanding:
Basic	7,569	7,492	7,552	7,378

Diluted	7,806	7,492	7,751	7,378

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$647	$22,583
Less income from discontinued operations, net of income tax expense	(1,104)	(4,487)
Less loss (gain) on disposal from discontinued operations, net of income tax expense	819	(21,834)

Income (loss) from continuing operations, net of income tax expense (benefit)	362	(3,738)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	835	746
Provision for doubtful accounts	402	62
Provision for insurance recoveries	(524)	—
Amortization of deferred financing fees	—	37
Loss on early extinguishment of debt	—	837
Incentive stock option expense	256	292
Nonqualified stock option expense	593	700
Deferred income taxes	405	2,181
Changes in operating assets and liabilities
Accounts receivable	(6,803)	(1,202)
Prepaid expenses	(799)	(597)
Other assets	(71)	(235)
Workers’ compensation loss fund	146	(1,163)
Workers’ compensation bond collateral	295	278
Accounts payable	(1,966)	(3,028)
Income taxes	(848)	(389)
Accrued compensation, insurance, liabilities, refunds and interest	68	1,547

Net cash used in operating activities of continuing operations	(7,649)	(3,672)
Net cash used in operating activities of discontinued operations	(3,950)	(11,463)

Net cash used in operating activities	(11,599)	(15,135)

Investing activities:
Purchases of property and equipment	(537)	(631)
Purchases of available for sale securities	(162,725)	(20,100)
Sales of available for sale securities	162,725	20,100
Acquisitions of businesses	(8,689)	(1,598)
Proceeds from the sale of discontinued operations	30,048	72,250

Net cash provided by investing activities of continuing operations	20,822	70,021
Net cash used in investing activities of discontinued operations	(396)	(2,411)

Net cash provided by investing activities	20,426	67,610
Financing activities:
Principal payments and extinguishment of long-term debt	—	(20,689)
Disqualifying disposition and non qualified stock options	112	658
Proceeds from exercise of stock options	264	1,641

Net cash provided by (used in) financing activities of continuing operations	376	(18,390)
Net cash used in financing activities of discontinued operations	—	(6)

Net cash provided by (used in) financing activities	376	(18,396)

Increase in cash and cash equivalents	9,203	34,079
Cash and cash equivalents at beginning of year	48,848	19,037

Cash and cash equivalents at end of period	$58,051	$53,116

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1,546

Cash paid for taxes	$3,073	$12,783

See Accompanying Notes.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pediatric Services of America, Inc. (the “Company”) and its majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2007. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2006, which are included in our Annual Report on Form 10-K/A for such year filed with the Securities and Exchange Commission. Principal accounting policies are set forth in our 2006 Annual Report.

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

Accounts Receivable

Accounts receivable are recorded based upon the amount of net revenue expected to be reimbursed by private and third party payors. Interest income is not recorded on trade accounts receivable. Accounts receivable include approximately $4.7 million and $4.2 million for which services have been rendered but the amounts were unbilled as of June 30, 2007 and September 30, 2006, respectively. Such unbilled amounts are primarily a result of the time required to process bills for services rendered.

Identifiable Intangible Assets

Amortization expense on identifiable intangible assets was approximately $0.04 million and $0.03 million for the three months ended June 30, 2007 and June 30, 2006, respectively and $0.1 million for the nine months ended June 30, 2007 and June 30, 2006, respectively. Estimated amortization expense of identifiable intangible assets for each of the fiscal years ending September 30, is presented below (in thousands):

For The Year Ending September 30,
2007	$165
2008	$192
2009	$192
2010	$182
2011	$150

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

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

Allowance for Insurance Recoveries

Early in fiscal 2006, our former workers’ compensation insurance carrier, Atlantic Mutual, received a downgrade in their AM Best financial rating to a B-. On August 21, 2006, Standard & Poor’s downgraded Atlantic’s surplus note rating to D from CCC following Atlantic’s nonpayment of interest that was due on August 15, 2006. Subsequently, Atlantic Mutual requested a voluntary withdrawal of its AM Best rating. While we believe that our collateral remains secure, the potential for the carrier to default on claim payments due in the ordinary course has increased. Based upon information available to date, we believe the insurance carrier will not be able to meet its obligations. We established an allowance of $2.4 million on the full value of the insurance recoveries receivable at September 30, 2006. Based upon claim activity and carrier payments made during the nine months ended June 30, 2007, we reduced our allowance by $0.5 million.

Workers’ Compensation Loss Fund

Our workers’ compensation insurance carrier, Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers, rated A+ by AM Best Company requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is reduced by the monthly loss fund payments. For fiscal 2007, the annual cash requirement is estimated to be $1.6 million. Our previous workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, was funded in a similar manner. The net balance at June 30, 2007 and September 30, 2006 was $4.4 million and $4.5 million, respectively. The insurance carriers have the right to increase this cash requirement at any time during the fiscal year if the claim experience is greater than anticipated. Charter Oak Fire Insurance notified the Company in July 2007 of the need to increase the loss fund for policy year 2006 by approximately $0.5 million.

Workers’ Compensation Bond Collateral

We have secured surety bonds of $1.0 million to satisfy our workers’ compensation program requirements for our former insurance carrier. In December, 2006, we received $0.3 million in cash from our former insurance carrier, which reduced the collateral and surety bond by the same amount. As of June 30, 2007, the surety bonds were collateralized by $1.0 million cash posted to a third party escrow account. We believe that our collateral remains secure despite the insurance carrier’s financial distress discussed above.

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

In December 2005, we received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have reviewed the basis for the claim and believe it is substantially without merit. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results. As of June 30, 2007, we had no material claims, disputes or unsettled matters with third party payors except as disclosed above, nor were there any material pending settlements with third party payors.

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

Stock Option Plans

At June 30, 2007, we have two stock-based compensation plans, the Stock Option Plan and the Director’s Stock Option Plan (the “Directors’ Plan”). Our Stock Option Plan (the “Option Plan”) provides for the granting of stock options covering up to 2,300,000 shares of Common Stock, of which 807,850 options are outstanding to eligible participants as of June 30, 2007. Options may be issued as either incentive stock options or as nonqualified stock options. Options may be granted to those persons who are officers or employees of our company or to certain outside consultants. The terms and conditions of options granted under the Option Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The vesting period of the options is typically four years. Upon the occurrence of certain events, the vesting period of some options accelerate. The term of options granted under the Option Plan may not exceed 10 years. We have the right to repurchase the Common Stock issued upon the exercise of these options at the then fair market value of such shares, if either party terminates their employment relationship.

Under our Directors’ Plan, directors of our company who are not officers or employees may receive stock options annually to purchase shares of Common Stock, at an exercise price equal to the fair market value on the date of grant and expiring 10 years after issuance. The options vest on the first anniversary of their issuance, provided that the grantee is then a director of the Company. The Compensation Committee has the authority and sole discretion to make grants of options under the Directors’ Plan in addition to the annual grants described above. A total of 650,000 shares of Common Stock have been reserved for issuance pursuant to options granted under the Directors’ Plan of which 255,500 options are outstanding to eligible participants as of June 30, 2007. During fiscal 2006, the Compensation Committee agreed to eliminate the use of equity compensation in the form of Director Stock Option awards and replace these awards with an annual contribution of approximately $13,000 on behalf of each Director into the Company’s Non-qualified Deferred Compensation Plan (“NQDCP”) at the conclusion of each fiscal year. Such contributions would be eligible for a 50% match funded by the Company and would be subject to the existing requirements of the NQDCP.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

The fair value of the options awarded under Statement 123(R) is estimated on the date of grant using the Black Scholes Merton option pricing formula that used the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. We use historical option exercise and employee termination dates to estimate the expected term. The expected term represents the period of time that options granted are expected to be outstanding. We perform these calculations separately for each plan because the participants exhibit different behavior. The estimate for forfeitures was reviewed and updated in the nine months ended June 30, 2007 to reflect the impact of certain changes to our long-term compensation strategies. This change resulted in an increase to compensation expense of approximately $0.2 million. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We have elected to use the straightline method to recognize compensation expense under Statement 123(R).

	Stock Option Plan June 30,
	2007	2006
Expected volatility	44%	53%
Expected dividends	0%	0%
Expected term (in years)	4	4
Risk-free rate	4.68%	4.43%

	Directors’ Plan June 30,
	2007	2006
Expected volatility	—	75%
Expected dividends	—	0%
Expected term (in years)	—	8
Risk-free rate	—	4.49%

Option Plan

A summary of option activity under the Option Plan as of June 30, 2007, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	767,550	$10.67
Granted	91,000	12.61
Exercised	(23,100)	6.88
Forfeited or expired	(27,600)	11.12

Outstanding at June 30, 2007	807,850	$10.98	6.86	$4,182,093

Vested and exercisable at June 30, 2007	422,125	$10.58	5.92	$2,429,726

The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2007 and 2006, respectively was $5.06 and $6.70. The total intrinsic value of options exercised during the nine months ended June 30, 2007 and 2006, respectively, was $0.1 million and $1.5 million.

As of June 30, 2007 there was $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of fourteen months.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

2. Summary of Significant Accounting Policies - Continued

Directors’ Plan

A summary of option activity under the Directors’ Plan as of June 30, 2007, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	278,500	$8.68
Granted	—
Exercised	(20,000)	5.25
Forfeited or expired	(3,000)	20.25

Outstanding at June 30, 2007	255,500	$8.82	4.68	$1,958,570

Vested and exercisable at June 30, 2007	255,500	$8.82	4.68	$1,958,570

The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2006 was $11.31. There were no options granted under the Directors’ Plan during the nine months ended June 30, 2007.

As of June 30, 2007 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Directors’ Plan.

During the nine months ended June 30, 2007 and 2006, respectively, 43,100 and 253,150 options to acquire our Common Stock were exercised.

Impact of Recently Issued Accounting Standards

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

3. Acquisition of a Business

On January 6, 2007, we acquired certain of the pediatric assets of Americare At Home, Inc., a Massachusetts corporation (“Americare”). The acquisition included certain of Americare’s pediatric nursing locations in the Shrewsbury and Newton, Massachusetts markets. The purchase price was approximately $1.4 million in cash and Americare retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.25 million and goodwill of $1.2 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $1.2 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

On February 4, 2007, we acquired substantially all of the pediatric assets of Wilko Enterprises, Inc., a Texas corporation (“Wilkerson”). The acquisition includes Wilkerson’s pediatric nursing business in the Temple, Texas market and will be consolidated into PSA’s existing branch in Austin, Texas. The purchase price is $0.3 million in cash with $0.1 million held in escrow and Wilkerson retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.04 million and goodwill of $0.2 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $0.2 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

3. Acquisition of a Business - Continued

On February 17, 2007, we acquired select pediatric assets of Maternal Child Health, Inc. (“MCH”) a subsidiary of Deaconess Associations Inc., an Ohio corporation. The acquisition includes MCH’s pediatric nursing business in the Illinois, Texas and Pennsylvania markets. The MCH operations located in the Corpus Christi and McAllen, Texas markets will be operated on a stand alone basis. The purchase price is approximately $4.1 million in cash with MCH retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.1 million and goodwill of $4.0 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $4.0 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

On June 17, 2007, we acquired select pediatric assets of TCG Interests, LTD., (“TCG”) a Texas limited partnership. The acquisition includes TCG’s pediatric nursing business in Houston, Texas and will be consolidated into PSA’s existing branch in Houston, Texas. The purchase price is approximately $2.9 million in cash with $0.3 million held in escrow and TCG retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.2 million and goodwill of $2.7 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $2.7 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

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

4. Discontinued Operations

On November 6, 2006, we completed the sale of substantially all of the assets of our RTES business (See Note 2). As a result, these operations are reflected as a discontinued operation. The condensed consolidated financial statements for all periods presented have been restated to reflect discontinued operations. The operating results of the discontinued operations are summarized as follows:

In Thousands	Three Months Ended June 30,		Nine Months Ended June 30,
RTES Business	2007	2006	2007	2006

Net revenue	$—	$14,317	$5,963	$42,916
(Loss) income before income tax expense	(20)	1,905	1,688	6,101
Income tax expense	3	747	519	2,393

Net (loss) income	$(23)	$1,158	$1,169	$3,708

Net (loss) income per share
Basic	$(0.00)	$0.15	$0.15	$0.50

Diluted	$(0.00)	$0.15	$0.15	$0.50

Loss on Disposal of RTES Business

Gain on disposal of discontinued operations (1)	$108	$—	$1,059	$—
Income tax expense (2)	158	—	1,878	—

Net loss	$(50)	$—	$(819)	$—

Net loss per share
Basic	$(0.01)	$—	$(0.11)	$—

Diluted	$(0.01)	$—	$(0.11)	$—

(1)	In connection with the sale of our RTES business, we incurred approximately $2.4 million in employee termination costs which have been offset against the gain on disposal of discontinued operations.
(2)	Income tax expense for the gain on discontinued operations includes the permanent item of $4.7 million non-deductible goodwill specifically related to the sale of the RTES business.

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

In Thousands	Three Months Ended June 30,		Nine Months Ended June 30,
Pharmacy Business	2007	2006	2007	2006

Net revenue	$—	$—	$—	$11,318
(Loss) income before income tax expense	(56)	—	(56)	1,281
Income tax expense	9	—	9	502

Net (loss) income	$(65)	$—	$(65)	$779

Net (loss) income per share
Basic	$(0.01)	$—	$—	$0.11

Diluted	$(0.01)	$—	$—	$0.11

Gain on Disposal of Pharmacy Business

Gain on disposal of discontinued operations	$—	$—	$—	$40,562
Income tax expense	—	4	—	18,728

Net (loss) income	$—	$(4)	$—	$21,834

Net (loss) income per share
Basic	$—	$(0.00)	$—	$2.96

Diluted	$—	$(0.00)	$—	$2.96

The operating results for total discontinued operations are summarized as follows:

In Thousands	Three Months Ended June 30,		Nine Months Ended June 30,
Total Discontinued Operations	2007	2006	2007	2006

Net revenue	$—	$14,317	$5,963	$54,234
(Loss) income before income tax expense	(76)	1,905	1,632	7,382
Income tax expense	12	747	528	2,895

Net (loss) income	$(88)	$1,158	$1,104	$4,487

Net (loss) income per share
Basic	$(0.01)	$0.15	$0.15	$0.61

Diluted	$(0.01)	$0.15	$0.14	$0.61

(Loss) Gain on Disposal of Discontinued Operations

Income on disposal of discontinued operations	$108	$—	$1,059	$40,562
Income tax expense	158	4	1,878	18,728

Net (loss) gain	$(50)	$(4)	$(819)	$21,834

Net (loss) gain per share
Basic	$(0.01)	$(0.00)	$(0.11)	$2.96

Diluted	$(0.01)	$(0.00)	$(0.11)	$2.96

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

4. Discontinued Operations - Continued

Assets of the RTES discontinued operations have been reflected in the consolidated balance sheet as of September 30, 2006 as current assets held for sale. The following is a summary of assets of RTES discontinued operations:

In Thousands RTES business	September 30, 2006

Accounts receivable, net	$8,722
Prepaid expenses	158
Property, net	8,178
Goodwill, net	7,282
Other	45

Total assets of discontinued RTES operations	$24,385

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

For the three and nine months ended June 30, 2006, the weighted average shares outstanding for continuing operations for basic and diluted computations are the same, as the impact of common equivalent shares on earnings per share is anti-dilutive.

The following table sets forth the reconciliation of denominators used in the computation of the basic and diluted income (loss) from continuing and discontinued operations per share:

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Denominator for basic income per share-weighted average shares	7,569	7,492	7,552	7,378
Effect of dilutive securities:
Options	237	—	199	—

Denominator for diluted income per share—adjusted weighted average shares	7,806	7,492	7,751	7,378

Antidilutive securities:
Options	90	265	199	236

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

6. Segments

We have two reportable segments: Nursing and PPEC. Our Nursing division consists primarily of private duty home nursing care for predominantly pediatric patients. Our PPEC division contains Prescribed Pediatric Extended Care centers which provide daily medical care for medically fragile children.

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

The following table summarizes goodwill for each of our operating segments (in thousands):

	Goodwill
	June 30, 2007	September 30, 2006
Nursing	$27,353	$19,284
PPEC	735	735

Total	$28,088	$20,019

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

6. Segments - Continued

The following tables summarize certain information for each of our operating segments (in thousands):

	Nursing	PPEC	Consolidated Total
Three Months Ended June 30, 2007

Net revenue	$33,539	$2,556	$36,095

Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	22,456	95	22,551
Disposables/Supplies	27	7	34

Total cost of goods and services	22,483	102	22,585
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	4,338	1,546	5,884
Business Insurance	1,335	118	1,453
Overhead	1,575	386	1,961

Total operating costs and expenses	7,248	2,050	9,298

Provision for doubtful accounts	77	(1)	76
Depreciation	72	69	141

Branch office contribution margin	$3,659	$336	$3,995

Three Months Ended June 30, 2006

Net revenue	$27,582	$2,746	$30,328

Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	18,228	145	18,373
Disposables/Supplies	12	10	22

Total cost of goods and services	18,240	155	18,395
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	3,631	1,528	5,159
Business Insurance	1,112	105	1,217
Overhead	1,444	437	1,881

Total operating costs and expenses	6,187	2,070	8,257

Provision for doubtful accounts	59	(62)	(3)
Depreciation	45	46	91

Branch office contribution margin	$3,051	$537	$3,588

	Three Months Ended June 30,
	2007	2006
Total profit for reportable segments	$3,995	$3,588

Corporate, general and administrative	(4,457)	(5,114)
Corporate depreciation and amortization	(141)	(167)
Provision for insurance recoveries	140	—
Other income	—	46
Interest income	834	656

Income (loss) from continuing operations, before income tax expense (benefit)	$371	$(991)

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

6. Segments - Continued

	Nursing	PPEC	Consolidated Total
Nine Months Ended June 30, 2007

Net revenue	$94,127	$7,669	$101,796

Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	62,666	249	62,915
Disposables/Supplies	56	19	75

Total cost of goods and services	62,722	268	62,990
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	11,987	4,536	16,523
Business Insurance	3,889	355	4,244
Overhead	4,518	1,158	5,676

Total operating costs and expenses	20,394	6,049	26,443

Provision for doubtful accounts	393	9	402
Depreciation	184	206	390

Branch office contribution margin	$10,434	$1,137	$11,571

Nine Months Ended June 30, 2006

Net revenue	$79,361	$8,103	$87,464

Costs of goods and services (exclusive of depreciation shown separately below)

Nursing and therapist salaries, wages, benefits and supplies	52,340	407	52,747
Disposables/Supplies	37	33	70

Total cost of goods and services	52,377	440	52,817
Other operating costs and expenses
Administrative and marketing salaries, wages and benefits	10,419	4,451	14,870
Business Insurance	3,517	304	3,821
Overhead	4,278	1,302	5,580

Total operating costs and expenses	18,214	6,057	24,271

Provision for doubtful accounts	127	(65)	62
Depreciation	123	137	260

Branch office contribution margin	$8,520	$1,534	$10,054

	Nine Months Ended June 30,
	2007	2006
Total profit for reportable segments	$11,571	$10,054

Corporate, general and administrative	(13,484)	(15,648)
Corporate depreciation and amortization	(445)	(486)
Provision for insurance recoveries	524	—
Loss on early extinguishment of debt	—	(837)
Other income	58	54
Interest income	2,477	1,667
Interest expense	—	(564)

Income (loss) from continuing operations, before income tax expense (benefit)	$701	$(5,760)

PEDIATRIC SERVICES OF AMERICA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

6. Segments - Continued

Travel, auto, equipment leases and delivery charges which are included in other operating costs and expenses are not segregated between the portions related directly to patient care expenses and the portions related to overhead. The following table summarizes these expenses (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Travel	$82	$63	$245	$180
Auto gas, mileage and repairs	214	226	550	644
Auto leases	65	38	218	135
Delivery charges	19	17	60	50

	$380	$344	$1,073	$1,009

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

Our former worker’s compensation carrier, Atlantic Mutual, received a downgrade of its AM Best financial rating following nonpayment of interest and subsequently requested a voluntary withdrawal of its AM Best rating (see Note 2 “Allowance for Insurance Recoveries”).

In December 2005, we received notice of a claim from one commercial payor primarily relating to our discontinued pharmacy operations. The payor claims overpayments of approximately $1.1 million. We have reviewed the basis for the claim and believe it is substantially without merit. We have submitted our response and are working towards resolution of these issues. At this time, we believe we are adequately reserved; however, there can be no assurance that ultimate resolution will not have a material adverse effect upon our future financial results. As of June 30, 2007, we had no material claims, disputes or unsettled matters with third party payors except as disclosed above, nor were there any material pending settlements with third party payors.

8. Subsequent Events

On July 27, 2007, the Company filed a definitive Proxy Statement regarding the merger agreement with Portfolio Logic LLC. The Proxy Statement established August 27, 2007 as the date for a special meeting of stockholders to vote upon the proposed merger agreement. As of June 30, 2007 the Company has incurred costs of approximately $0.9 million in connection with the transaction.

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

•	the financial implications of the sale of our Pharmacy and RTES businesses;

•	our anticipated uses of the proceeds from the sale of our Pharmacy and RTES businesses;

•	changes in reimbursement rates or policies;

•	payor relationships;

•	changes in healthcare regulations, including changes resulting from the Health Insurance Portability and Accountability Act (“HIPAA”);

•	performance of investments in our corporate cash management program;

•	the ability to assimilate and manage previously acquired field operations;

•	the ability to collect accounts receivable for products and services we provide, including receivables related to acquired businesses and receivables under appeal;

•	the ability to comply with and respond to billing requirements issues, including those related to our billing and collection system;

•	reduced state funding levels and nursing hours authorized by Medicaid programs;

•	adverse litigation results;

•	competitive factors;

•	ability to hire and retain qualified healthcare professionals;

•	the availability and cost of medical malpractice, workers’ compensation and employee medical benefit insurance;

•	changes in industry practices; and

•	general economic conditions and industry trends.

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

Company Events & Updates

On July 27, 2007, the Company filed a definitive Proxy Statement regarding the merger agreement with Portfolio Logic, LLC. The Proxy Statement established August 27, 2007 as the date for a special meeting of stockholders to vote upon the proposed merger agreement. As of June 30, 2007, the Company has incurred costs of approximately $0.9 million in connection with the transaction.

On June 17, 2007, we acquired select pediatric assets of TCG Interests, LTD., (“TCG”) a Texas limited partnership. The acquisition includes TCG’s pediatric nursing business in Houston, Texas and will be consolidated into PSA’s existing branch in Houston, Texas. The purchase price is approximately $2.9 million in cash with $0.3 million held in escrow and TCG retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.2 million and goodwill of $2.7 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $2.7 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

The Company received notices from a number of states increasing reimbursement rates for private duty nursing services. Colorado, Louisiana, Massachusetts, New York, North Carolina, South Carolina and Washington all increased rates with effective dates throughout 2007. Some states mandate that a specified percentage of the increase be passed through to the nurses in the form of wages and benefits while other States allow the provider discretion in making that decision. The Company believes that, in the aggregate, these rate increases should enable it to reduce the gap between home care and hospital nurse wage rates and assist the company in recruiting nurses and achieving its growth objectives.

On April 1, 2007, we renewed our contract with United Health Care (“United”) for private duty nursing services. This contract contains financial incentives contingent upon satisfaction of a broad range of criteria including: volume and accuracy of electronic claims, patient satisfaction and nurse staffing. These incentives will not be recorded as revenues until we receive confirmation from United as to their achievement. For the three months ended June 30, 2007, we satisfied all contractual criteria and recorded $0.08 million in revenue. The Company hopes that this contract will be a model for future managed care contract negotiations and will serve to differentiate us from our competitors and reinforce our value proposition.

On February 17, 2007, we acquired select pediatric assets of Maternal Child Health, Inc. (“MCH”) a subsidiary of Deaconess Associations Inc., an Ohio corporation. The acquisition includes MCH’s pediatric nursing business in the Illinois, Texas and Pennsylvania markets. The MCH operations located in the Corpus Christi and McAllen, Texas markets will be operated on a stand alone basis. The purchase price is approximately $4.1 million in cash with MCH retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.1 million and goodwill of $4.0 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $4.0 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

On February 9, 2007, the Company received a favorable verdict defending itself against a claim of tortious interference related to a 1996 acquisition. The Company incurred approximately $0.2 million of legal fees during the nine months ended June 30, 2007. The verdict directs that the Company is entitled to recover legal fees incurred since the date of its most recent rejected settlement offer. Plaintiff has filed a motion to appeal the verdict and the recovery of fees, if any, is pending resolution of the appeal.

On February 4, 2007, we acquired substantially all of the pediatric assets of Wilko Enterprises, Inc., a Texas corporation (“Wilkerson”). The acquisition includes Wilkerson’s pediatric nursing business in the Temple, Texas market and will be consolidated into PSA’s existing branch in Austin, Texas. The purchase price is $0.3 million in cash with $0.1 million held in escrow and Wilkerson retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.04 million and goodwill of $0.2 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $0.2 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

On January 6, 2007, we acquired certain of the pediatric assets of Americare At Home, Inc. a Massachusetts corporation (“Americare”). The acquisition included certain of Americare’s pediatric nursing locations in the Shrewsbury and Newton, Massachusetts markets. The purchase price was approximately $1.4 million in cash and Americare retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.25 million and goodwill of $1.2 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $1.2 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

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

During the second half of fiscal 2006, we implemented a program to approach our private duty nursing managed care payors with a request to increase reimbursement rates. In many cases we have not had a rate increase for a number of years and have incurred significant increases in nurse wage rates during that period. In select cases, we have negotiated and finalized rate increases, many of which become effective at the start of our fiscal year 2007. During fiscal year 2007 we continued negotiations with a number of other payors and, in certain cases, have received rate increases that will go into effect during fiscal year 2008.

Early in fiscal 2006, our former workers’ compensation insurance carrier, Atlantic Mutual, received a downgrade in its AM Best financial rating to a B-. On August 21, 2006, Standard & Poor’s downgraded Atlantic’s surplus note rating to D from CCC following Atlantic’s nonpayment of interest that was due on August 15, 2006. Subsequently, Atlantic Mutual requested a voluntary withdrawal of its AM Best rating. While we believe that our collateral remains secure, the potential for the carrier to default on claim payments due in the ordinary course has increased. Based upon information available to date, we believe the insurance carrier will not be able to meet its obligations. We established an allowance of $2.4 million on the full value of the insurance recoveries receivable at September 30, 2006. Based upon claim activity and carrier payments made during the nine months ended June 30, 2007, we reduced our allowance by approximately $0.5 million.

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

Operations

We have two reportable segments: (i) Nursing and (ii) PPEC (see “Notes to Condensed Consolidated Financial Statements”—Note 6).

In the Nursing segment, we are focused on increasing our staffed hours and reimbursement rates to drive revenue and margin growth. During the nine months ended June 30, 2007, we continue to believe our nurse recruiting strategy with its focus upon weekly staffed hours targets, for each branch office, as well as our incentive programs to reward achievement of these targets best positions us to achieve our growth objectives. We have also instituted a variety of new programs to monetarily reward our nurses to increase the number of hours that they work for us. We continue to experience wage pressures in select markets. Our branch office directors’ focus is upon increasing gross margin dollars which will improve the branch office contribution margin.

In the PPEC segment, we continue to be pleased with the financial results of our Georgia centers. Our census has continued to grow, community acceptance of our business model has expanded and feedback from state officials is positive. In North Carolina, our pilot project continues to demonstrate the desired outcomes and we remain in discussions with the appropriate agency managers to secure a permanent source of funding. We are very pleased with our new West Palm Beach PPEC facility expansion. The center is now at full capacity.

Source & Availability of Clinical Personnel

We believe that case hours staffed is the most appropriate measurement of nursing activity. During the 13 weeks ending June 30, 2007, our case hours staffed increased to approximately 966,000 as compared to 928,000 in the 13 weeks ended March 31, 2007. A substantial portion of the increase relates to the acquisitions completed during the second quarter and towards the end of the third quarter of fiscal 2007. We continue to aggressively compete for nurses to staff hours ordered, retain nurses with select wage and benefit improvements and implement employee satisfaction initiatives. We have made investments in nine local market nurse recruiters to help reduce unstaffed hours.

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

The following table summarizes our days sales outstanding as of the dates indicated:

	June 30, 2007	September 30, 2006
Days sales outstanding (calculated on year to date revenue)	65	54

The days sales outstanding increase is primarily due to the Maternal Child Health acquisition operations in the State of Texas. Ongoing delays in processing ownership applications have resulted in an inability to issue claims for services provided. Payment in full for these claims is expected.

Allowance for Doubtful Accounts

In determining the adequacy of the allowance and related provision for doubtful accounts, we have developed a process that combines detailed analysis of historical collections and write-off activity with a detailed review of existing account balances meeting certain criteria and their likelihood of being collected at the amounts recorded. This detailed review involves both the assigned Corporate Reimbursement department personnel and the respective branch office location personnel assessing each patient claim that falls within prescribed age and amount criteria. Co-payments are captured under the private pay category and a higher reserve percentage is applied to these balances based on historical collection patterns. These assessments are aggregated and compared to the results of the detailed analysis of historical collections to provide additional support to management in making the estimate of the allowance for doubtful accounts. During the nine months ended June 30, 2007, we revised our methodology for assessing the collectability of amounts due which have not yet been billed from a statistical percentage to a specific review. This change was implemented due to the dramatic decline in the number of unbilled claims as a result of the sale of the RTES business. Inherent in this estimate is the risk that it will need to be revised or updated, with the changes recorded in subsequent periods, as additional information becomes available to management.

The following table provides a comparison of approximate percentages of our aging of net accounts receivable by payor for the periods ended June 30, 2007 and September 30, 2006:

	June 30, 2007
	0-120 days	121-180 days	181-240 days	241-365 days	>365 days	Total
Commercial and contract insurance	31.1%	3.3%	1.2%	0.8%	-0.1%	36.3%
Medicaid	34.3%	3.7%	1.5%	1.7%	0.1%	41.3%
Medicare	0.9%	0.3%	0.0%	0.0%	0.0%	1.2%
Private pay	0.2%	0.2%	0.1%	0.2%	0.1%	0.8%
Unbilled	20.3%	0.1%	0.0%	0.0%	0.0%	20.4%

Total net accounts receivable	86.8%	7.6%	2.8%	2.7%	0.1%	100.0%

	September 30, 2006
	0-120 days	121-180 days	181-240 days	241-365 days	>365 days	Total
Commercial and contract insurance	32.9%	2.1%	1.1%	0.6%	-1.6%	35.1%
Medicaid	35.1%	1.3%	0.8%	1.5%	0.7%	39.4%
Medicare	0.6%	0.0%	0.0%	0.0%	0.0%	0.6%
Private pay	0.7%	0.1%	0.1%	0.2%	0.0%	1.1%
Unbilled	23.8%	0.0%	0.0%	0.0%	0.0%	23.8%

Total net accounts receivable	93.1%	3.5%	2.0%	2.3%	-0.9%	100.0%

RESULTS OF OPERATIONS

The following table is derived from our unaudited condensed consolidated statements of operations for the periods indicated and presents results of operations as a percentage of net revenue and the percentage change in the dollar amount of each item from the comparative prior period:

	Percentage of Net Revenue				Period-to-Period Percentage Increase (Decrease)
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
	2007	2006	2007	2006
Net Revenue	100.0%	100.0%	100.0%	100.0%	19%	16%
Costs of goods and services (exclusive of depreciation shown separately below)	62.6	60.7	61.9	60.4	23	19
Other operating costs and expenses
Salaries, wages and benefits	16.3	17.0	16.2	17.0	14	11
Business insurance	4.0	4.0	4.2	4.4	19	11
Overhead	5.4	6.2	5.6	6.4	4	2

Other operating costs and expenses	25.7	27.2	26.0	27.8	13	9
Corporate, general and administrative
Salaries, wages and benefits	7.0	11.6	7.9	12.1	(28)	(24)
Business insurance	0.2	0.2	0.2	0.2	(6)	2
Professional services	3.6	2.6	3.3	3.1	64	25
Overhead	1.6	2.5	1.8	2.4	(23)	(16)

Corporate, general and administrative	12.4	16.9	13.2	17.8	(13)	(14)
Provision for doubtful accounts	0.2	—	0.4	0.1	(2,633)	548
Provision for insurance recoveries	(0.4)	—	(0.5)	—	0	0
Depreciation and amortization	0.8	0.9	0.8	0.9	9	12

Operating loss	(1.3)	(5.7)	(1.8)	(7.0)	(73)	(70)
Other income	—	0.2	0.1	0.1	(100)	7
Loss on early extinguishment of debt	—	—	—	(1.0)	—	(100)
Interest income	2.3	2.2	2.4	1.9	27	49
Interest expense	—	—	—	(0.6)	0	(100)

Income (loss) from continuing operations, before income tax expense (benefit)	1.0	(3.3)	0.7	(6.6)	(137)	(112)
Income tax expense (benefit)	0.4	(1.5)	0.3	(2.3)	(132)	(117)

Income (loss) from continuing operations	0.6%	(1.8)%	0.4%	(4.3)%	(142)%	(110)%

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	% Total	% Total	% Total	% Total
Pediatric Home Health Care
Nursing	82.7%	79.1%	82.2%	79.3%
PPEC	7.1%	9.1%	7.5%	9.3%

Total Pediatric Home Health Care	89.8%	88.2%	89.7%	88.6%

Adult Home Health Care
Nursing	10.2%	11.8%	10.3%	11.4%

Total Adult Home Health Care	10.2%	11.8%	10.3%	11.4%

Total	100.0%	100.0%	100.0%	100.0%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net revenue increased $5.8 million, or 19%, to $36.1 million in the three months ended June 30, 2007 from $30.3 million in the three months ended June 30, 2006. For the Nursing segment, net revenue increased $6.0 million, or 22%, to $33.5 million in the three months ended June 30, 2007 from $27.6 million in the three months ended June 30, 2006. For the PPEC segment, net revenue decreased $0.2 million, or 7%, to $2.6 million in the three months ended June 30, 2007 from $2.8 million in the three months ended June 30, 2006 primarily as a result of the closure of the Orlando and Jacksonville centers. In the three months ended June 30, 2007, we derived approximately 36% of our net revenue from commercial insurers and other private payors, 63% from Medicaid and 1% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment and related supplies. Costs of goods and services increased $4.2 million, or 23%, to $22.6 million in the three months ended June 30, 2007 from $18.4 million in the three months ended June 30, 2006. Costs of goods and services of the Nursing segment increased $4.2 million, or 23%, to $22.5 million in the three months ended June 30, 2007 from $18.2 million in the three months ended June 30, 2006. Costs of goods and services as a percentage of the Nursing segment net revenue increased to 67% in the three months ended June 30, 2007 compared to 66% in the three months ended June 30, 2006. For the PPEC segment, costs of goods and services decreased $0.1 million, or 34%, to $0.1 million in the three months ended June 30, 2007 from $0.2 million in the three months ended June 30, 2006.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $1.0 million, or 13%, to $9.3 million in the three months ended June 30, 2007 from $8.3 million in the three months ended June 30, 2006. In the Nursing segment, other operating costs and expenses increased $1.1 million, or 17% to $7.3 million in the three months ended June 30, 2007 as compared to $6.2 million in the three months ended June 30, 2006. In the PPEC segment, other operating costs and expenses remained relatively constant at $2.1 million in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. As a percentage of net revenue these costs increased to 80% in the three months ended June 30, 2007 from 75% in the three months ended June 30, 2006.

Corporate, general and administrative costs decreased $0.7 million, or 13%, to $4.5 million in the three months ended June 30, 2007 from $5.1 million in the three months ended June 30, 2006. This was primarily related to decreased salaries and benefit costs due to a lower headcount as a result of the actions taken with the sale of the RTES business. Our percentage of net revenue, corporate, general and administrative costs decreased to 12% in the three months ended June 30, 2007 compared to 17% in the three months ended June 30, 2006.

Provision for doubtful accounts increased $0.1 million, or 2,633%, to $0.1 million in the three months ended June 30, 2007 from a credit of $0.003 million in the three months ended June 30, 2006.

Depreciation and amortization remained relatively constant at $0.3 million in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Interest income increased $0.2 million, or 27%, to $0.8 million in the three months ended June 30, 2007, as compared to $0.6 million in the three months ended June 30, 2006 (See “Liquidity and Capital Resources” below for further discussion).

Income tax expense from continuing operations increased $0.6 million, or 132%, to an expense of $0.1 million in the three months ended June 30, 2007 from a benefit of $0.5 million in the three months ended June 30, 2006.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Net revenue increased $14.3 million, or 16%, to $101.8 million in the nine months ended June 30, 2007 from $87.5 million in the nine months ended June 30, 2006. For the Nursing segment, net revenue increased $14.8 million, or 19%, to $94.1 million in the nine months ended June 30, 2007 from $79.4 million in the nine months ended June 30, 2006. For the PPEC segment, net revenue decreased $0.4 million, or 5%, to $7.7 million in the nine months ended June 30, 2007 from $8.1 million in the nine months ended June 30, 2006 primarily as a result of the closures of our Orlando and Jacksonville centers. In the nine months ended June 30, 2007, we derived approximately 36% of our net revenue from commercial insurers and other private payors, 63% from Medicaid and 1% from Medicare.

Costs of goods and services consist primarily of branch office nursing compensation and benefits, medical equipment and related supplies. Costs of goods and services increased $10.2 million, or 19%, to $63.0 million in the nine months ended June 30, 2007 from $52.8 million in the nine months ended June 30, 2006. Costs of goods and services of the Nursing segment increased $10.3 million, or 20%, to $62.7 million in the nine months ended June 30, 2007 from $52.4 million in the nine months ended June 30, 2006. For the PPEC segment, costs of goods and services decreased $0.2 million or 39% to $0.3 million in the nine months ended June 30, 2007 as compared to $0.4 million for the nine months ended June 30, 2006.

Other operating costs and expenses include branch office administrative and marketing compensation and benefits, allocated business insurance costs, facility and overhead costs. Other operating costs and expenses increased $2.2 million, or 9%, to $26.4 million in the nine months ended June 30, 2007 from $24.3 million in the nine months ended June 30, 2006. In the Nursing segment, other operating costs and expenses increased $2.2 million, or 12%, to $20.4 million in the nine months ended June 30, 2007 as compared to $18.2 million in the nine months ended June 30, 2006. As a percentage of net revenue, the Nursing segment costs were 22% in the nine months ended June 30, 2007 as compared to 23% in the nine months ended June 30, 2006. In the PPEC segment, other operating costs and expenses remained relatively constant at $6.1 million, in the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006. As a percentage of net revenue these costs increased to 79% in the nine months ended June 30, 2007 from 75% in the nine months ended June 30, 2006.

Corporate, general and administrative costs decreased $2.2 million or 14% to $13.5 million in the nine months ended June 30, 2007 as compared to $15.6 million in the nine months ended June 30, 2006. This was primarily related to reduced corporate office headcount as a result of the actions taken with the sale of the RTES business in the nine months ended June 31, 2007. The percentage of net revenue, corporate, general and administrative costs decreased to 13% in the nine months ended June 30, 2007 as compared to 18% in the nine months ended June 30, 2006.

Provision for doubtful accounts increased $0.3 million, or 548%, to $0.4 million in the nine months ended June 30, 2007 from $0.1 million in the nine months ended June 30, 2006.

Depreciation and amortization increased $0.1 million, or 12%, to $0.8 million in the nine months ended June 30, 2007 as compared to $0.7 million in the nine months ended June 30, 2006.

Interest income increased $0.8 million, or 49%, to $2.5 million in the nine months ended June 30, 2007, as compared to $1.7 million in the nine months ended June 30, 2006 (See “Liquidity and Capital Resources” below for further discussion).

Income tax expense from continuing operations increased $2.4 million, or 117%, to an expense of $0.3 million in the nine months ended June 30, 2007 from a benefit of $2.0 million in the nine months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operations

For the nine months ended June 30, 2007, we made routine purchases of computer equipment and purchased, instead of continuing to lease, office copiers for our branch offices to maintain and upgrade our technology infrastructure. We anticipate future capital expenditures for maintenance, support and enhancements of existing technology and continued investments in new start up locations. We anticipate funding these capital expenditures with cash on hand and cash flow from operations.

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

Asset Purchases

On June 17, 2007, we acquired select pediatric assets of TCG Interests, LTD., (“TCG”) a Texas limited partnership. The acquisition includes TCG’s pediatric nursing business in Houston, Texas and will be consolidated into PSA’s existing branch in Houston, Texas. The purchase price is approximately $2.9 million in cash with $0.3 million held in escrow and TCG retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.2 million and goodwill of $2.7 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $2.7 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

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

On February 4, 2007, we acquired substantially all of the pediatric assets of Wilko Enterprises, Inc., a Texas corporation (“Wilkerson”). The acquisition includes Wilkerson’s pediatric nursing business in the Temple, Texas market and will be consolidated into PSA’s existing branch in Austin, Texas. The purchase price is $0.3 million in cash with $0.1 million held in escrow and Wilkerson retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.04 million and goodwill of $0.2 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $0.2 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

On January 6, 2007, we acquired certain of the pediatric assets of Americare At Home, Inc., a Massachusetts corporation (“Americare”). The acquisition included certain of Americare’s pediatric nursing locations in the Shrewsbury and Newton, Massachusetts markets. The purchase price was approximately $1.4 million in cash and Americare retaining its accounts receivable. The purchase price has been preliminarily allocated to identifiable intangible assets consisting of non-compete agreements of $0.25 million and goodwill of $1.2 million. Effective with the adoption of SFAS No. 142, the purchase price allocation of $1.2 million of goodwill is not being amortized; however, it is being deducted for tax purposes.

The purchase method of accounting was used to record these acquisitions and the results of operations of the acquired companies are included in the accompanying condensed consolidated statements of operations from the date of the acquisitions.

Risk Management

Our workers’ compensation insurance carrier, Charter Oak Fire Insurance, a subsidiary of St. Paul Travelers rated A+ by AM Best Company, requires a twelve month estimated loss reserve to be funded entirely with cash each fiscal year which is reduced by the monthly loss fund payments. For fiscal 2007, the annual cash requirement is estimated to be $1.6 million. Our previous workers’ compensation insurance carrier, Argonaut Insurance Company, rated A by AM Best Company, was funded in a similar manner. The net balance at June 30, 2007 and September 30, 2006 was $4.4 million and $4.5 million, respectively. The insurance carriers have the right to increase this cash requirement at anytime during the fiscal year if the claim experience is greater than anticipated. Charter Oak Fire Insurance notified the Company in July, 2007 of the need to increase the loss fund for policy year 2006 by approximately $0.5 million.

We have secured surety bonds of $1.0 million to satisfy our workers’ compensation program requirements for our former insurance carrier. In December, 2006, we received $0.3 million in cash from our former insurance carrier, which reduced the collateral and surety bond by the same amount. As of June 30, 2007, the surety bonds were collateralized by $1.0 million cash posted to a third party escrow account. We believe that our collateral remains secure despite the insurance carriers financial distress discussed above.

On January 1, 2007, we renewed our self-insured employee medical benefit plans. In January 2007, we made minor design changes to our benefit plans and analyzed the impact of the removal of the employees who transitioned to Lincare, Inc. as part of the sale of the RTES business.

As a result of operating in the healthcare industry, our business entails an inherent risk of lawsuits alleging malpractice, product liability or related legal issues, which can involve large claims and significant defense costs. From time to time, we are subject to such suits arising in the ordinary course of business. We currently maintain professional and commercial liability insurance intended to cover such claims. As of June 30, 2007, this insurance coverage is provided under a “claims-made” policy which provides, subject to the terms and conditions of the policy, coverage for certain types of claims made against us during the term of the policy and does not provide coverage for losses occurring during the terms of the policy for which a claim is made subsequent to the termination of the policy. Should the policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term but asserted subsequently would be uninsured. There can be no assurance that the coverage limits of our insurance policy will be adequate.

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

We have entered into employment agreements with certain employees which provide, among other things, salary, benefits and perquisites, as well as additional compensation, for certain changes in control or a failure to comply with any material terms of the agreements. We have a Non-Qualified Deferred Compensation Plan for certain of our employees. The deferred compensation liability as of June 30, 2007 and September 30, 2006 was approximately $1.6 million and $1.4 million, respectively. On April 6, 2006, we adopted a Long-Term Incentive Compensation Plan (“LTIP”) for the Senior Management team. Under the LTIP, cash awards may be granted based upon the achievement of certain Performance Goals which are established at the outset of each three year Performance Period and adjusted as appropriate. The LTIP will become the primary component of our long term compensation strategies and the future use of existing equity compensation programs is expected to decline.

The following table represents a schedule of our contractual obligations and commitments as of June 30, 2007:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$10,658	$2,611	$4,610	$2,729	$708

	$10,658	$2,611	$4,610	$2,729	$708

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

As previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2006, we determined that, as of the end of the fiscal year 2006, there were material weaknesses affecting our internal control over financial reporting and, as a result of those material weaknesses, our disclosure controls and procedures were not effective. As described below, we have remediated those material weaknesses. Consequently, based on the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the quarter ended June 30, 2007, our disclosure controls and procedures were effective.

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

PEDIATRIC SERVICES OF AMERICA, INC.
(Registrant)

Date: August 7, 2007	By:	/S/ JAMES M. MCNEILL
James M. McNeill Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)